Form 10-K
period 2014-12-31
Landmark Infrastructure Partners LP
filed 2015-02-26
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36735

Landmark Infrastructure Partners LP

(Exact name of registrant as specified in its charter)

Delaware	61-1742322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2141 Rosecrans Avenue, Suite 2100, P.O. Box 3429 El Segundo, CA 90245	90245
(Address of principal executive offices)	(Zip Code)

(310) 598-3173

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Units Representing Limited Partner Interests (Title of each class)	NASDAQ Global Market (Name of each exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☒	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market.

The registrant had 4,703,675 common units and 3,135,109 subordinated units outstanding at February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context otherwise requires, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to November 19, 2014), refer to Landmark Infrastructure Partners LP Predecessor, which we sometimes refer to as our “Predecessor.” When used in the present tense or future tense, these terms refer to Landmark Infrastructure Partners LP and its subsidiaries. References to “our general partner” refer to Landmark Infrastructure Partners GP LLC. References to “Landmark” refer collectively to Landmark Dividend LLC and its subsidiaries, other than us, our subsidiaries and our general partner. References to “Fund A” refer to Landmark Dividend Growth Fund-A LLC and references to “Fund D” refer to Landmark Dividend Growth Fund-D LLC. References to “the Contributing Landmark Funds” refer to Fund A and Fund D, collectively and references to “the Remaining Landmark Funds,” which have granted us a right of first offer on their assets, refer to Landmark Dividend Growth Fund-C LLC, Landmark Dividend Growth Fund-E LLC, Landmark Dividend Growth Fund-F LLC, Landmark Dividend Growth Fund-G LLC and Landmark Dividend Growth Fund-H LLC, collectively.

Some of the information in this Annual Report on Form 10-K may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout this Annual Report on Form 10-K could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

•

the number of real property interests that we are able to acquire, and whether we are able to complete such acquisitions on favorable terms, which could be adversely affected by, among other things, general economic conditions, operating difficulties, and competition;

•	the prices we pay for our acquisitions of real property;
•	our management’s and our general partner’s conflicts of interest with our own;
•

the rent increases we are able to negotiate with our tenants, and the possibility of further consolidation among a relatively small number of significant tenants in the wireless communication and outdoor advertising industries;

•	our relative lack of experience with real property interest acquisition in the renewable power segment and abroad;
•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interest due to, among other things, technological advances or industry consolidation;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional difficulties and expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings;
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions; and
•	certain factors discussed elsewhere in this Annual Report on Form 10-K.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1. Business and Properties

Formation and Initial Public Offering

We are a Delaware limited partnership formed in July 2014 by Landmark to acquire, own and manage a portfolio of real property interests that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. On November 19, 2014, we completed our initial public offering (the “IPO”)  and issued 2,750,000 common units representing limited partner interests in us, including 100,000 common units issued upon exercise of the underwriters’ over-allotment option. Our common units are listed on the NASDAQ Global Market under the symbol "LMRK". See Notes to Consolidated and Combined Financial Statements for further discussion of the IPO.

The following simplified diagram depicts our organizational structure and ownership percentages after the IPO.

Landmark Dividend LLC
(our Sponsor)
Subordinated Units
100% Ownership interest
40% limited partner interest (subordinated)
Landmark Infrastructure Partners GP LLC
(our General Partner)
Incentive Distribution Rights
Non-economic general partner interest
Public Unitholders
Common Units
Contributing Landmark Funds Legacy Members
Common Units
35.1% limited partner interest
24.9% limited partner interest
Landmark Infrastructure Partners LP
(the Partnership)
Landmark Infrastructure Operating Company LLC
Other Operating Subsidiaries
Landmark Infrastructure Asset OpCo LLC

Overview

We are a growth‑oriented master limited partnership formed by Landmark to acquire, own and manage a portfolio of real property interests that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. Our real property interests underlie our tenants’ infrastructure assets, which include freestanding cellular towers and rooftop wireless sites, billboards and wind turbines. These assets are essential to the operations and profitability of our tenants. We seek to acquire real property interests subject to effectively triple net lease arrangements containing contractual rent increase clauses, or “rent escalators,” which we believe provide us with stable, predictable and growing cash flow.

Our real property interests consist of a diversified portfolio of long‑term and perpetual easements, tenant lease assignments and, to a lesser extent, fee simple properties located in 42 states and the District of Columbia. These real property interests entitle us to receive rental payments from leases on our 701 tenant sites. Approximately 88% of our leased tenant sites are leased to large, publicly traded companies (or their affiliates) that have a national footprint. These tenants, which we refer to as our “Tier 1” tenants, are comprised of AT&T Mobility, Sprint, T‑Mobile and Verizon in the wireless carrier industry, American Tower, Crown Castle and SBA Communications in the cellular tower industry and Outfront Media (formerly CBS Outdoor), Clear Channel Outdoor and Lamar Advertising in the outdoor advertising industry.

We believe the terms of our tenant lease arrangements provide us with stable, predictable and growing cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. Over 95% of our tenant leases have contractual rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. In addition, we believe the physical infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. When combined with the challenges and costs of relocating these infrastructure assets and the key strategic locations of our real property interests, we expect continued high tenant retention and occupancy rates. As of December 31, 2014, we had a 99% occupancy rate, with 695 of our 701 total available tenant sites leased.

We benefit significantly from our relationship with Landmark, our sponsor. Landmark, a private company formed in 2010, is one of the largest acquirers of real property interests underlying the operationally essential infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Our initial assets and liabilities were contributed to us from Fund A and Fund D, two private investment funds sponsored, managed and controlled by Landmark. As of December 31, 2014, Landmark controlled 918 additional tenant sites through the Remaining Landmark Funds. The Remaining Landmark Funds have granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. We refer to these real property interests as the “right of first offer assets.” We believe Landmark’s asset acquisition and management platform will benefit us by providing us with drop‑down acquisition opportunities from Landmark’s substantial and growing acquisition pipeline, as well as the capability to make direct acquisitions from third parties. Please read “Our Relationship with Landmark.”

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all of these businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are effectively triple net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis. See Notes to the Consolidated and Combined Financial Statements for additional information on our business segments.

Our Portfolio of Real Property Interests

Our portfolio of property interests consists primarily of (i) long‑term and perpetual easements combined with lease assignment contracts, which we refer to as our “lease assignments,” (ii) lease assignments without easements and (iii) to a lesser extent, properties we own in fee simple. In connection with each real property interest, we have also acquired the rights to receive payment under pre‑existing ground leases from property owners, which we refer to as our “tenant leases.” Under our easements, property owners have granted us the right to use and lease the space occupied by our tenants, and when we have not been granted easements, we have acquired economic rights under lease assignments that are substantially similar to the economic rights granted under our easements, including the right to re‑lease the same space if the tenant lease expires or terminates.

The table below provides an overview of our portfolio of real property interests as of December 31, 2014.

Our Real Property Interests

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average		Average
			Remaining			Remaining		Monthly		Percentage
	Number of		Property			Lease	Tenant Site	Effective Rent	Quarterly	of Quarterly
	Infrastructure		Interest			Term	Occupancy	Per Tenant	Rental	Rental
Real Property Interest	Locations(1)	Number	(Years)		Number	(Years)(2)	Rate(3)(4)	Site(5)(6)	Revenue(6)	Revenue(6)
Tenant Lease Assignment with Underlying Easement
Wireless Communication	356	480	75.0	(7)	474	19.1			$2,338,636	68%
Outdoor Advertising	84	111	86.9	(7)	111	14.0			429,024	12%
Renewable Power Generation	1	2	29.5		2	23.1			8,944	—%
Subtotal	441	593	77.1	(7)	587	18.1			$2,776,604	80%
Tenant Lease Assignment only(8)
Wireless Communication	64	95	54.8		95	18.2			$579,710	17%
Outdoor Advertising	7	7	81.9		7	17.1			37,367	1%
Subtotal	71	102	56.6		102	18.1			$617,077	18%
Tenant Lease on Fee Simple
Wireless Communication	2	5	99.0	(7)	5	11.5			$21,817	1%
Outdoor Advertising	1	1	99.0	(7)	1	18.5			28,120	1%
Subtotal	3	6	99.0	(7)	6	12.7			$49,937	2%
Total	515	701	74.3	(9)	695	18.1			$3,443,618	100%
Aggregate Portfolio
Wireless Communication	422	580	71.9		574	18.9	99%	$1,642	$2,940,163	86%
Outdoor Advertising	92	119	86.7		119	14.2	100%	1,348	494,511	14%
Renewable Power Generation	1	2	29.5		2	23.1	100%	1,491	8,944	—%
Total	515	701	74.3	(9)	695	18.1	99%	$1,592	$3,443,618	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and aggregate portfolios as of December 31, 2014 were 2.6, 7.2, 23.1 and 3.5 years, respectively.

(3)	Represents number of leased tenant sites divided by number of available tenant sites.
(4)	Occupancy and average monthly effective rent per tenant site are shown only on an aggregate portfolio basis by industry.
(5)	Represents total monthly revenue excluding the impact of amortization of above and below market lease intangibles divided by the number of leased tenant sites.
(6)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables.
(7)	Fee simple ownership and perpetual easements are shown as having a term of 99 years for purposes of calculating the average remaining term.
(8)

Reflects “springing lease agreements” whereby the cancellation or nonrenewal of a tenant lease entitles us to enter into a new ground lease with the property owner (up to the full property interest term) and a replacement tenant lease. The remaining lease assignment term is, therefore, equal to or longer than the remaining lease term. Also represents properties for which the “springing lease” feature has been exercised and has been replaced by a lease for the remaining lease term.

(9)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 57 years.

Our real property interests entitle us to receive rental payments from tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. The table below summarizes our Tier 1 tenants which comprised approximately 88% of our tenants as of December 31, 2014.

Our Tier 1 Tenants by Industry

Wireless Communication Industry				Outdoor Advertising Industry
Wireless Carriers		Tower Companies
	% of Total		% of Total		% of Total
	Leased		Leased		Leased
Tenant	Tenant Sites	Tenant	Tenant Sites	Tenant	Tenant Sites
T-Mobile	16%	Crown Castle	15%	Lamar Advertising	5%
Verizon	15%	American Tower	4%	Outfront Media	5%
AT&T Mobility	12%	SBA Communications	3%	Clear Channel Outdoor	3%
Sprint	10%
Total	53%	Total	22%	Total	13%

Our real property interests underlie a diverse range of tenant structures. We evaluate assets based on a variety of attributes, including, but not limited to, the marketability of the underlying title, the stability of the rental cash flow stream and opportunity for rent increases, tenant quality, the desirability of the structure’s geographic location, the importance of the structure to the ongoing operations and profitability of our tenants and the challenge and costs associated with tenants vacating sites. In certain instances, we lease a tenant site for our tenant’s base station and equipment, but not the tenant’s antenna array located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. Within the wireless communication industry, our tenants’ structure types include rooftop sites, wireless towers (including monopoles, self supporting towers, stealth towers and guyed towers), other structures (including, for example, water towers and church steeples) and equipment only sites. In the outdoor advertising industry, our tenants’ structure types include both static and digital billboards. Our real property interests in the renewable power generation industry currently underlie wind turbines but in the future we expect to also acquire real property interests that underlie solar arrays.

The table below presents an overview of the structures underlying our real property interests, as of December 31, 2014:

Our Real Property Interests by Structure Type

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average
			Remaining			Remaining		Percentage
	Number of		Property			Lease	Quarterly	of Quarterly
	Infrastructure		Interest			Term	Rental	Rental
Structure Type	Locations(1)	Number	(Years)(2)		Number	(Years)(3)	Revenue(4)	Revenue(4)
Rooftops	141	217	64.6		214	17.3	$1,360,206	40%
Towers	187	214	74.9		212	19.5	948,016	28%
Billboards	92	119	86.7		119	14.2	494,511	14%
Other structures	78	86	81.7		86	22.1	355,981	10%
Equipment only(5)	16	63	73.4		62	17.8	275,960	8%
Wind turbines	1	2	29.5		2	23.1	8,944	—%
Total	515	701	74.3	(6)	695	18.1	$3,443,618	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Fee simple ownership and perpetual easements are indicated as having a term of 99 years for purposes of calculating the average remaining term. Also includes “springing lease agreements” whereby the cancellation or nonrenewal of a tenant lease entitles us to enter into a new ground lease with the property owner (up to the full term) and a replacement tenant lease. The remaining lease assignment term is, therefore, in many cases, higher than the remaining tenant lease term.

(3)

Assumes the exercise of all remaining renewal options. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolio as of December 31, 2014 were 2.6, 7.2, 23.1 and 3.5 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables.
(5)

In certain instances, we lease our tenant site for our tenant’s base station and equipment, but the tenant’s antenna array and related hardware are located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. At 31 infrastructure locations, we have leased space for equipment together with other structures.

(6)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 57 years.

We are geographically diversified with assets located in 42 states, plus the District of Columbia, and no single state accounted for more than 15% of our tenant sites as of December 31, 2014. Additionally, the majority of our wireless communication and outdoor advertising assets are located in major cities, significant intersections, and traffic arteries in the United States that benefit from high urban density, favorable demographic trends, strong traffic counts and strict zoning restrictions with legacy zoning rights (commonly referred to as “grandfather clauses.”) These attributes enhance the long‑term value of our real property interests, as our wireless communication and outdoor advertising tenants are focused on placing their assets in dense areas with large populations and along high‑traffic corridors. Additionally, local zoning regulations often restrict the construction of new cellular towers, rooftop wireless structures and outdoor advertising and billboard structures, creating barriers to entry and a supply shortage. We believe this leads to improved value of our assets and further increases the likelihood for continued high occupancy.

Our Real Property Interest Locations(1)

The table below summarizes our real property interests by state. Our two renewable power generation tenant sites in Kansas are included in the “Total” column.

Our Real Property Interests by State

	Wireless Communication		Outdoor Advertising		Total(1)
	Number of		Number of		Number of				Percentage of
	Available	Quarterly	Available	Quarterly	Available		Quarterly		Quarterly
	Tenant	Rental	Tenant	Rental	Tenant		Rental		Rental
	Sites	Revenue(2)	Sites	Revenue(2)	Sites		Revenue(2)		Revenue
Alabama	3	$9,238	1	$9,174	4		$18,412		0.5%
Alaska	1	3,314	—	—	1		3,314		0.1%
Arizona	24	100,699	1	6,160	25		106,859		3.1%
Arkansas	6	18,369	—	—	6		18,369		0.5%
California	87	454,422	5	40,423	92		494,845		14.4%
Colorado	15	83,999	4	9,429	19		93,428		2.7%
Connecticut	9	58,047	—	—	9		58,047		1.7%
District of Columbia	1	6,234	—	—	1		6,234		0.2%
Florida	30	181,356	12	40,056	42		221,412		6.4%
Georgia	8	43,909	20	76,254	28		120,163		3.5%
Illinois	46	258,505	14	105,781	60		364,286		10.6%
Indiana	2	16,505	4	7,600	6		24,105		0.7%
Iowa	2	4,093	1	2,250	3		6,343		0.2%
Kansas	3	11,667	1	2,100	6		22,711	(1)	0.7	% (1)
Kentucky	—	—	1	1,500	1		1,500		—%
Louisiana	6	12,479	1	1,298	7		13,777		0.4%
Maine	2	9,173	—	—	2		9,173		0.3%
Maryland	3	16,158	—	—	3		16,158		0.5%
Massachusetts	34	181,366	—	—	34		181,366		5.3%
Michigan	13	59,918	9	13,482	22		73,400		2.1%
Minnesota	4	13,971	2	7,913	6		21,884		0.6%
Mississippi	2	4,026	—	—	2		4,026		0.1%
Missouri	14	67,724	21	67,912	35		135,636		3.9%
Montana	1	4,570	—	—	1		4,570		0.1%
Nebraska	—	—	2	3,448	2		3,448		0.1%
Nevada	39	131,400	1	3,600	40		135,000		3.9%
New Jersey	53	385,370	—	—	53		385,370		11.3%
New Mexico	3	13,700	—	—	3		13,700		0.4%
New York	48	324,862	—	—	48		324,862		9.4%
North Carolina	2	10,967	2	5,628	4		16,595		0.5%
North Dakota	1	1,078	—	—	1		1,078		—%
Ohio	10	44,839	6	22,607	16		67,446		2.0%
Oklahoma	7	27,831	—	—	7		27,831		0.8%
Oregon	13	57,092	1	27,428	14		84,520		2.5%
Pennsylvania	14	58,114	2	15,378	16		73,492		2.1%
South Carolina	1	1,977	—	—	1		1,977		0.1%
South Dakota	6	9,902	—	—	6		9,902		0.3%
Tennessee	4	13,447	4	10,387	8		23,834		0.7%
Texas	45	135,251	3	14,015	48		149,266		4.3%
Utah	7	22,063	1	688	8		22,751		0.7%
Vermont	4	45,992	—	—	4		45,992		1.3%
Washington	2	20,900	—	—	2		20,900		0.6%
Wisconsin	5	15,636	—	—	5		15,636		0.5%
Total	580	$2,940,163	119	$494,511	701	(1)	$3,443,618	(1)	100%

(1)	Total includes 2 tenant sites in the renewable power generation industry.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables.

Approximately 69% and 79% of our tenant sites are located in Top‑50 and Top‑100 ranked BTAs, respectively, including New York, Los Angeles and Chicago. We believe our locations in major metropolitan population centers are highly desirable for our tenants in the wireless communication and outdoor advertising industries seeking to reach a large customer base.

The table below summarizes our real property interests by BTA rank as of December 31, 2014.

Our Real Property Interests Ranked by Basic Trading Area(1)

	Wireless Communication		Outdoor Advertising		Total(2)
							Percentage of
	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Quarterly
	Tenant	Rental	Tenant	Rental	Tenant	Rental	Rental
BTA Rank	Sites	Revenue(3)	Sites	Revenue(3)	Sites	Revenue(3)	Revenue
1 - 5	211	$1,333,963	19	$146,757	230	$1,480,720	43%
6 - 10	42	159,924	18	74,424	60	234,348	7%
11 - 20	75	432,546	18	88,078	93	520,624	15%
21 - 50	77	330,869	23	101,444	100	432,313	12%
51 - 100	51	220,143	15	41,490	66	261,633	8%
Subtotal (Top 100)	456	2,477,445	93	452,193	549	2,929,638	85%
101+	124	462,718	26	42,318	150	505,036	15%
Total	580	$2,940,163	119	$494,511	699	$3,434,674	100%

(1)	Ranked by population.
(2)	Excludes tenant sites in the renewable power generation industry. BTA rank is not a relevant metric for the renewable power generation industry.
(3)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables.

Easements and Lease Assignments

In most locations, our tenant leases were acquired together with an easement granted by the property owner in favor of Landmark, granting us the rights to the tenant site occupied by the tenant under the lease. For our tenant sites that were not accompanied by an easement, our lease assignments provide us with economic rights that are substantially similar to the economic rights granted under our easements, including the right to re‑lease the same space if the tenant lease expires or terminates. In limited circumstances we lease the sites from property owners and then sub‑lease those spaces to our tenants.

The terms of our easements and lease assignments generally range from 40 years to 99 years with certain assets having perpetual easement terms. The average remaining term of our easements and lease assignments is approximately 74 years (assuming perpetual easements, which comprise approximately 41% of our total easements, have a term of 99 years). When we acquire an easement or lease assignment in connection with a property subject to a mortgage, we generally also enter into a non‑disturbance agreement with the mortgage lender in order to protect us against potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non‑disturbance agreement, extinguish our easement or lease assignment. In some instances where we obtain non‑disturbance agreements, we still remain subordinated to some indebtedness. As of December 31, 2014, at least 90% of our tenant sites were either subject to non‑disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

Our easements and lease assignments strengthen and protect our real property interests in any given infrastructure location by allowing us to control the use of the tenant site after the expiration of the primary lease term (plus extension options) and to prevent a property owner from interfering with the operations of our tenants.

Additionally, we believe that our easements and lease assignments have been and will continue to be acquired and structured in a manner that mitigates additional risks in many ways, including the following:

•

We record our easements and lease assignments in local real property records, giving constructive notice of our real property interest to all successor property owners and other parties of interest (such as future lenders).

•

We perform a title search prior to the acquisition of the easement or lease assignment and obtain title insurance on the easement or lease assignment except where doing so would not be economic or otherwise feasible, and all material exceptions to title are typically addressed prior to purchase.

•

Our possessory use rights to the underlying property mitigate our liability exposure, and we are typically indemnified by the property owners or our tenants for environmental liability, if any, relating to the property. In addition, general liability insurance is typically provided by our tenants.

•	Our easements and lease assignments, together with our non‑disturbance agreements, generally protect our real property interest in case of a foreclosure against the property owner.
•	The property owner is generally contractually responsible for their property‑level operating expenses, including maintenance capital expenditures, taxes and insurance.

Finally, in the event that one of our tenant leases expires without renewal or is terminated, all of our easements and substantially all of our lease assignments allow us to enter into a new lease of the same space for the same use within a specified period of time. If we do not enter into a new lease during the tenant replacement period (typically three to five years), in the case of an easement, the easement terminates and control of the space reverts back to the property owner, or in the case of a lease assignment, we forfeit our right to re‑lease the space.

In limited circumstances we have granted a landowner the right to re‑acquire our lease assignment at a purchase price which we believe makes us economically whole for the loss of an asset. To date, no landowner has exercised this right.

Fee Simple Properties

Our portfolio of real property interests includes only three properties we own in fee simple. These properties have associated tenant leases in the wireless communication and outdoor advertising industry. These properties have associated operating and property tax expense for which we are responsible. For the three months ended December 31, 2014, we received less than $0.1 million in quarterly rental revenue related to these properties, representing only 1.5% of our quarterly rental revenue.

The table below provides an overview of the remaining term and rental quarterly revenue under our easements, lease assignments and fee simple properties as of December 31, 2014.

Our Real Property Interests by Remaining Term

		Leased Tenant Sites(2)
			Average		Percentage of
	Number of		Remaining	Quarterly	Quarterly
	Infrastructure		Lease Term	Rental	Rental
Remaining Term of Real Property Interest(1)	Locations	Number	(years)(3)	Revenue(4)	Revenue(4)
Wireless Communication
Less than or equal to 20 years	4	7	19.1	$45,148	1%
20 to 29 years	23	31	18.1	203,723	6%
30 to 39 years	80	104	17.5	607,252	18%
40 to 49 years	53	89	16.7	493,228	15%
50 to 99 years	99	119	22.2	552,052	16%
Perpetual(5)	162	224	18.7	1,038,760	30%
Subtotal	421	574	18.9	$2,940,163	86%
Outdoor Advertising
20 to 29 years	3	6	7.2	$9,338	—%
30 to 39 years	7	8	8.7	56,478	2%
40 to 49 years	6	7	9.3	22,062	1%
50 to 99 years	28	35	17.8	149,729	4%
Perpetual(5)	49	63	14.1	256,904	7%
Subtotal	93	119	14.2	$494,511	14%
Renewable Power Generation
30 to 39 years	1	2	23.1	$8,944	—%
Subtotal	1	2	23.1	$8,944	—%
Aggregate Portfolio
Less than or equal to 20 years	4	7	19.1	$45,148	1%
20 to 29 years	26	37	16.7	213,061	6%
30 to 39 years	88	114	16.8	672,674	20%
40 to 49 years	59	96	16.1	515,290	16%
50 to 99 years	127	154	21.2	701,781	20%
Perpetual(5)	211	287	17.7	1,295,664	37%
Total	515	695	18.1	$3,443,618	100%

(1)

Remaining term of real property interest is based on the assumption that the site is not vacant for a period longer than our tenant replacement period. This assumption is not used in calculating the remaining tenant lease terms and is inapplicable to the remaining term of real property interest of our fee simple properties.

(2)

“Leased Tenant Sites” means the number of individual sites that are leased. For example, if we have an easement on a single rooftop, on which three different tenants lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(3)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and aggregate portfolios as of December 31, 2014 were 2.6, 7.2, 23.1 and 3.5 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables. Totals may not sum due to rounding.
(5)	Includes both fee simple and perpetual easement interests.

Other Assets

While we generate substantially all of our revenue from our ownership and leasing of real property interests, we also generate a small amount of revenue from other, non‑core assets, which were in most cases acquired as part of a portfolio transaction of real property interests. These other assets include financing arrangements and management agreements whereby we purchased the right to receive a portion of a rental payment under a contract but are not a party to the lease and do not have a real property interest. Our other assets also include arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. These cash flow financing arrangements are accounted for as receivables in our financial statements. We generally will not seek to acquire assets that are similar to these cash flow financing arrangements.

Tenant Leases

The majority of our tenant leases were acquired from property owners, who assigned to us all of the property owner’s rights, title and interest in and pursuant to (but generally excluding obligations under) a pre‑existing lease between the property owner and a third‑party tenant, such as a wireless carrier, cellular tower operator, billboard owner or renewable power producer. Generally, we do not assume the landlord’s obligations under the tenant lease, such as the obligation to provide quiet enjoyment of the property or to pay property taxes. These leases previously provided the property owner with a stream of rental payments, typically paid monthly or annually, and were assigned to us in exchange for an up‑front lump sum payment.

Of our 695 leased tenant sites, 689 are subject to effectively triple net lease arrangements, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For this reason, we expect to have minimal ongoing expenses relating to our assets. For each year ended December 31, 2014 and 2013, our property operating and maintenance expenses and maintenance capital expenditures were collectively equal to less than 1% of revenue.

We believe our effectively triple net lease arrangements support a stable, consistent and predictable cash flow profile due to the following characteristics:

•	no equipment maintenance costs or obligations (tenant is responsible for all maintenance and Landmark’s role is limited to billing, collections and managing the ground lease);
•	no property‑level maintenance capital expenditures; and
•	no property tax or insurance obligations (tenant or property owner is responsible for these costs).

Our tenant leases are typically structured with five‑year or ten‑year initial terms and four additional, successive five‑year renewal terms. The average remaining lease term of our tenant leases is 18 years including renewal terms, and the average remaining lease term of our tenant leases is four years excluding renewal terms. In Landmark’s five‑year history, including assets in our portfolio as well as assets held by the Remaining Landmark Funds, it has had 471 tenant sites come up for renewal and 468 (over 99%) have been renewed. Our tenant leases produce an average of approximately $1,600 per month in GAAP rental payments, but can range from as low as $30 per month to as much as $9,700 per month. In addition, most of our tenant leases include built‑in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, or CPI‑based increases and increase rent annually or on the renewal of the lease term. Furthermore, 39 of our tenant leases, primarily in the outdoor advertising industry, contain revenue sharing provisions. As of December 31, 2014, 95% of our tenant leases contained contractual rent escalators, 88% of which were fixed‑rate (with an average annual escalation rate of approximately 2.6%) and 7% of which were tied to CPI.

Though our tenant leases are typically structured as long‑term leases with fixed rents and rent escalators, our tenants generally may cancel their leases upon 30 to 180 days’ notice. However, occupancy rates under our tenant leases have historically been very high. As of December 31, 2014, we had an occupancy rate of 99%, with 695 tenant sites leased and six tenant sites available for lease. We believe the infrastructure improvements and operations of the tenant assets located on our real property interests are essential to the ongoing operations and profitability of our tenants. We believe that the importance of these assets, combined with the challenges and costs of relocating these infrastructure improvements, make it likely that we will continue to enjoy high tenant retention and occupancy rates.

We believe that by focusing on high‑quality real property interests we increase the likelihood that our tenants will renew their leases upon expiration. In Landmark’s history, including assets in our portfolio as well as assets held by the Remaining Landmark Funds, it has had 471 tenant sites come up for renewal and 468 (over 99%) have been renewed.

We monitor tenant credit quality on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding the parent entities of our tenants. In addition, we monitor payment history data for all of our tenants. We are otherwise generally not entitled to financial results or other credit‑related data from our tenants.

The tables below summarize the remaining lease terms under our tenant leases as of December 31, 2014.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming full exercise of remaining renewal terms)

			Percentage of
	Number of Leased	Quarterly	Quarterly
Remaining Lease Term	Tenant Sites	Rental Revenue(1)	Rental Revenue(1)
Less than or equal to 5 years	67	$284,308	8%
5 to 9 years	101	498,987	14%
10 to 14 years	111	602,818	18%
15 years or more	416	2,057,505	60%
Total	695	$3,443,618	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming no exercise of remaining renewal terms)

			Percentage of
	Number of Leased	Quarterly	Quarterly
Remaining Lease Term	Tenant Sites	Rental Revenue(1)	Rental Revenue(1)
Less than 1 year	154	$767,428	22%
1 to 2 years	115	577,418	17%
2 to 5 years	351	1,760,418	51%
5 years or more	75	338,354	10%
Total	695	$3,443,618	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables.

Our Tenants

Our tenants operate in the wireless communication, outdoor advertising and renewable power generation industries. They are generally large, publicly traded companies (or their affiliates) with a national footprint. Approximately 90% of our rental revenue for the three months ended December 31, 2014 was derived from our Tier 1 tenants. In the course of evaluating acquisition opportunities, we assess the desirability of an infrastructure location to our tenants and factors impacting demand of their customers.

Below is a summary of our tenants as of December 31, 2014.

Our Tenants By Industry

	Number of		Quarterly
	Leased	% of	Rental	% of
Tenant(1)	Tenant Sites	Total	Revenue(2)	Total
Wireless Communication (Carriers)
T-Mobile	111	16%	$659,681	19%
Verizon	106	15%	559,258	16%
Sprint	72	10%	433,448	13%
AT&T Mobility	80	12%	423,041	12%
Others	40	6%	155,694	5%
Wireless Communication (Carriers) Subtotal	409	59%	$2,231,122	65%
Wireless Communication (Tower Companies)
Crown Castle	101	15%	$391,594	12%
American Tower	29	4%	146,088	4%
SBA Communications	21	3%	110,708	3%
Others	14	2%	60,651	2%
Wireless Communication (Tower Companies) Subtotal	165	24%	$709,041	21%
Outdoor Advertising
Outfront Media (formerly CBS Outdoor)	33	5%	$155,540	4%
Clear Channel Outdoor	24	3%	153,069	4%
Lamar Advertising	36	5%	97,398	3%
Others	26	4%	88,504	3%
Outdoor Advertising Subtotal	119	17%	$494,511	14%
Renewable Power Generation
Others	2	—%	$8,944	—%
Total	695	100%	$3,443,618	100%

(1)	Includes affiliates and subsidiaries.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2014. Excludes interest income on receivables.

Wireless Communication

Our wireless communication tenants consist primarily of wireless carriers (and their affiliates), such as AT&T Mobility, Sprint, T‑Mobile and Verizon, and tower companies (and their affiliates) such as American Tower, Crown Castle and SBA Communications. These tenants generally lease from us space underlying their cellular towers that contain antennas, radios and other electronic communications equipment. Our wireless communication sites also include space on existing buildings and structures, such as building rooftops, especially in dense urban areas and other locations where it is impossible or uneconomical to place a traditional cellular tower.

We have strong renewal rates among our wireless communication tenants. We believe that this trend will continue because the decommissioning and repositioning of a current site in an existing carrier’s network is expensive and often requires the reconfiguration of several other sites within the carrier’s network, which may impact the carrier’s network quality and coverage. In addition, zoning restrictions may significantly delay, hinder or prevent entirely the construction of new sites. Construction, decommissioning and relocation of a current site may also require the carrier to obtain additional governmental permits, further increasing the cost of non‑renewal of a lease with us. In addition, as thousands of new tenant sites are constructed each year, many of these sites will be co‑located on towers and other structures located on our real property interests. We believe each of these attributes helps us achieve stable, consistent and predictable cash flow, which will lead to consistent distributions for our unitholders.

Rental rates associated with wireless communication assets are tied to various factors, including:

•	infrastructure location;
•	amount, type and function of the tenant’s equipment on the infrastructure location;
•	ground space necessary for the tenant’s base station and other infrastructure required for the transmission and reception of radio signal;
•	remaining capacity at the infrastructure location;
•	shared back‑up power availability;
•	type of structure (e.g., stealth tower, rooftop, water tower); and
•	location of the customer’s antennas on the infrastructure location.

Outdoor Advertising

Our outdoor advertising tenants include companies (and their affiliates) that own and manage billboards, such as Clear Channel Outdoor, Lamar Advertising and Outfront Media (formerly CBS Outdoor). These tenants generally lease space from us underlying billboards, typically along highly trafficked freeways and intersections.

We have strong renewal rates among our outdoor advertising tenants. We believe that this trend will continue because billboards are the primary revenue generating assets of our outdoor advertising tenants. The outdoor advertising market is characterized by strict local regulations and zoning laws, which have made it extremely difficult to erect new billboards in many markets. Additionally, many existing sites are “non‑conforming” with regard to current zoning standards but have been “grandfathered” in (and therefore not required to be removed) as they have been in place for long periods of time prior to the change in zoning standards. As such, there is typically a very high rate of lease renewal among our outdoor advertising tenants, and we believe that these renewals will continue to provide stable, growing revenue.

Rental rates associated with outdoor advertising assets are tied to various factors, including:

•	infrastructure location;
•	illumination for night‑time visibility;
•	display and face size;
•	roadside position with respect to traffic flow;
•	angle to the road for maximum visibility;
•	street type (e.g., highway, interstate, cross‑section);

•	traffic count;
•	viewer traffic metrics;
•	type of display (e.g., static face, digital billboard, tri‑vision); and
•	height above ground level.

Renewable Power Generation

Our renewable power generation tenant on our two wind turbines is NextEra Energy Resources and its counterparty is Tennessee Valley Authority, an investment‑grade rated utility. Our tenant currently leases space from us underlying wind turbines, and we anticipate future tenants will lease space from us underlying wind turbines, solar arrays and other renewable power generation assets. We believe our renewable power generation tenants and their counterparties will consist of credit rated utility companies and experienced developers (and their affiliates). We expect renewable power generation to be an area of growth for our portfolio.

We believe we will have strong renewal rates among our renewable power generation tenants. The renewable power generation industry is characterized by long development periods and projects of significant scale, typically requiring large capital commitments and several years of due diligence by the project operator to ensure suitability of the project location prior to commencement of project construction. In the case of wind turbines, a three‑year wind study is typically completed by the developer to study the wind patterns at the proposed project location. Similarly, prior to the construction of a commercial solar project, the developer will typically complete a review of historical weather patterns to evaluate the amount of uninterrupted access to sunlight at the project location. Developers must also consider accessibility to transmission infrastructure and power connects when selecting a project site, significantly restricting the ability to relocate a renewable power project.

We intend to target renewable power projects that have been developed within the last five years, have the most current and efficient equipment with the longest useful life and the highest energy output. When seeking real property interests in this industry, we will seek assets that have a power purchase agreement is in place between the owner of the project and a utility or municipality. The power purchase agreement defines the terms between the counterparties and sets the sales price of the power generated for an extended period of time, typically twenty years. We believe these attributes lead to a very high rate of lease renewal and will help us achieve stable cash flow from the renewable power generation industry.

Rental rates associated with renewable power generation assets are tied to various factors, including:

•	Infrastructure location;
•	Ground space necessary for the project;
•	Interconnecting power grid infrastructure;
•	Proximity and access to transmission lines;
•	Value of underlying real estate royalty percentage (if applicable) negotiated into the lease with the project developer;
•	Location’s geographical and meteorological characteristics which expect to yield the highest energy production; and

•	Competition by multiple developers for the same property.

Our Relationship with Landmark

One of our principal strengths and greatest competitive advantages is our relationship with Landmark. Landmark is one of the largest and most active acquirers of real property interests underlying infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Landmark, headquartered in Los Angeles, California, has approximately 125 employees and has offices and origination team members who work across the United States and Australia.

Landmark has stated that it intends to continue to acquire additional real property interests in the wireless communication, outdoor advertising, renewable power generation and other fragmented industries, and that it intends to facilitate our growth through the sale of additional assets to us. As part of the IPO and formation transactions, in addition to the contribution of assets to us, Landmark purchased 2,066,995 subordinated units at the initial public offering price of our common units. Upon the closing of the IPO, including the purchase of subordinated units, Landmark owns our general partner, all of the incentive distribution rights and an approximate 40% limited partner interest in us. Given its substantial cash investment and significant ownership in us, we believe Landmark will promote and support the successful execution of our business strategies.

We believe Landmark is incentivized to support us. However, there are no restrictions on the ability of Landmark or its affiliates, including the Remaining Landmark Funds and new private funds that Landmark may form, to compete with us, including for the acquisition of future real property interests. We entered into an omnibus agreement with Landmark and the Remaining Landmark Funds pursuant to which the Remaining Landmark Funds granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. The assets subject to the right of first offer are comprised of 918 tenant sites that the Remaining Landmark Funds currently own and additional real property interests they acquire in the future in our target industries. Neither Landmark nor any of the Remaining Landmark Funds are obligated to offer to sell us any additional assets, except pursuant to our right of first offer, which the Remaining Landmark Funds are obligated to offer to sell to us, but only if and when those funds otherwise decide, in their sole discretion, to dispose of such assets. Landmark or the Remaining Funds may need to obtain third‑party consents in order to transfer certain of the assets subject to the right of first offer. In addition, we are under no obligation to buy any additional assets from Landmark or the Remaining Landmark Funds. The consideration to be paid by us for those assets, as well as the consummation and timing of any acquisition by us of those assets, would depend upon, among other things, the timing of Landmark’s decision to sell those assets and our ability to successfully negotiate a price and other purchase terms for those assets. Please read “Risk Factors – Risks Related to Our Business – If we are unable to make accretive acquisitions of real property interests, our growth could be limited” and “Conflicts of Interest.”

Landmark’s Acquisition Platform

Landmark’s senior management team has an average of over 17 years of experience with high volume, small balance real property asset originations in industries with fragmented real property ownership. The team has an established track record and deep domain expertise across all aspects of the business including lead generation, origination, underwriting, acquisition, financing and asset management.

The real property interests Landmark seeks to acquire generally range in value from $50,000 to $500,000. As a result, Landmark must assemble large pools of assets to achieve portfolio critical mass and diversification. To accomplish this, highly trained groups within Landmark use custom information technology systems and processes developed over the past decade to sequentially manage workflow while providing management with the ability to monitor and direct activity in real‑time. During 2014, Landmark negotiated over 3,500 real property transactions with one to two real property interests per transaction. Through this proprietary process, Landmark efficiently evaluates assets to ensure they meet Landmark’s stringent underwriting criteria. Landmark believes that the small individual asset size, together with the expertise and discipline required to close high acquisition volumes, creates a significant barrier to entry for prospective competitors. We expect to benefit greatly from Landmark’s acquisition platform, which we believe will continue to facilitate the acquisition of attractive assets for our business.

Asset Life Cycle through the Acquisition Platform

The Landmark process has been specifically designed for better customer engagement and to be as seamless and efficient for the owner as possible (and, in doing so, more efficient for Landmark as well). Landmark has customized its processes and documentation for its specific business, emphasizing customer interaction and delivering a high‑quality transaction experience. For example, Landmark has developed a one‑page purchase option agreement, making the documentation less intimidating and easier for the property owner to understand. In addition, documentation is requested from the property owner in a concise, straightforward manner and expectations and timing are discussed with the owner, making the transaction process transparent and the property owner a real participant in the process who is accountable and responsible for various aspects of the deal process. In this way, the property owner is engaged, there are limited surprises and the closing process is more of a joint exercise between Landmark and the property owner, resulting in a better customer experience.

Landmark’s high volume, small balance real property acquisition and asset management platform has four primary phases which include: (1) Lead Generation; (2) Sales Origination; (3) Underwriting and Closing; and (4) Asset Management.

Lead Generation

Landmark developed a proprietary lead‑generation system that expedites the identification of small balance real property interests in fragmented real property ownership industries. This system, used by its employees to identify asset prospects, facilitates the aggregation of directly‑sourced field data. Once an infrastructure location prospect has been identified, Landmark’s team leverages a variety of proven data and technology resources and strategies to obtain preliminary contact information for the property owner, referred to as a “lead”. Leads are qualified by a dedicated team that validates data directly with the owner of the infrastructure location. Once the property owner’s address and contact information is confirmed, an account is created and an appointment is arranged.

Sales Origination

The sales origination process begins with a meeting between a Landmark sales professional and the property owner. In 2014, Landmark’s sales professionals engaged in nearly fifteen thousand meetings with property owners to establish a relationship, discuss the owner’s needs and objectives, and educate the owner on the value of Landmark’s proposed transaction. During these meetings, sales professionals evaluate the appropriateness of Landmark’s proposed transaction for the property owner and their interest level in selling their real property interest. Once Landmark obtains a copy of the lease from the property owner, relevant data is input into Landmark’s proprietary asset evaluation system to generate an acquisition option agreement. The option agreement terms are negotiated with the property owner and, upon acceptance of the agreement, Landmark uploads the executed agreement and necessary documentation to its proprietary technology platform for further diligence by the dedicated underwriting and closing team.

Underwriting and Closing

After Landmark’s proposal has been accepted by the property owner and an option agreement has been executed, the transaction is moved to Landmark’s dedicated underwriting and closing team. The account enters a comprehensive due diligence process to ensure consistent quality across Landmark’s portfolio of asset acquisitions. Curative measures are taken to clear title on the real property interest (for example, an outstanding creditor’s lien) simultaneous with the underwriting and due diligence process. Given its considerable experience, depth of resources, and proven processes, Landmark is able to perform a comprehensive and efficient underwriting of the risk and value assessment on its high‑volume acquisition pipeline. We believe this is one of Landmark’s greatest strengths and competitive advantages and is driven by (i) Landmark’s extensive database of comparable transactions and leases, and (ii) its thorough understanding of applicable underwriting factors (such as which intersections or highways tend to have the most traffic, applicable zoning regulations and the availability of nearby wireless or advertising sites). In the underwriting stage, Landmark reviews various transaction materials and documents for compliance with Landmark’s underwriting criteria, including, but not limited to, the following:

•	current industry macro and micro risks;
•	tenant counterparty risk;
•	lease economics;
•	lease terms;
•	“seasoning,” or whether the property has a proven track record of tenant lease payments, and the details of that track record;
•	evaluation of real estate and infrastructure based in part on site visits and surveys;
•	site demographics;
•	competitive landscape analysis; and
•	rent analysis based on Landmark’s proprietary database of comparative rents in the target area.

Once a transaction is deemed to meet Landmark’s due diligence and underwriting standards, it proceeds to Landmark’s investment committee for approval of the acquisition. Pending approval, legal closing documents are prepared, executed and delivered. Due to its streamlined proprietary acquisition process, Landmark has the ability to quickly close acquisitions. We expect to continue to benefit from Landmark’s higher acquisition volumes and more efficient, scalable processes.

Asset Management

After funding, tenants are notified of the acquisition and notarized payment re‑direction letters are sent advising the tenant to redirect rental payments to Landmark. All post‑closing items are revisited, the lease data is re‑verified and moved to Landmark’s asset administration system, where compliance is monitored on an ongoing basis. The tenant management phase includes collections, tenant payment conversion, tenant relations, development of sponsored programs, and tenant contact management. The asset management phase includes the negotiation of lease renewals, modifications, cancellations, reductions, document and consent requests, landlord and tenant complaints and new leasing of available tenant sites. The objective of the asset management function is to ensure that Landmark efficiently receives and processes its rental income while optimizing its ability to capitalize on opportunities for additional revenue opportunities.

Regulation

Environmental Matters

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to our business and operations, and also to the businesses and operations of our lessees, property owners and other surface owners or operators. Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non‑compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). We do not conduct any operations on our properties, but we or our tenants may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, our property owners, lessees and other surface interest owners may have liability or responsibility under these laws which could have an indirect impact on our business. These laws include but are not limited to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and regulations promulgated thereunder (which impose requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non‑hazardous wastes) and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and analogous state laws (which generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment, including the current and former owners or operators of a site. It is not uncommon for neighboring property owners and other third‑parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Therefore, governmental agencies or third parties may seek to hold us, our lessees, property owners and other surface interest owners responsible under CERCLA and comparable state statutes for all or part of the costs to cleanup sites at which hazardous substances have been released. Our agreements with our lessees, property owners and other surface owners generally include environmental representations, warranties, and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws.

Seasonality

We receive fixed rental payments under our tenant leases that are typically paid on a monthly basis, and we expect to experience some seasonal effect on our cash flow due to rents paid annually. Additionally, we have revenue sharing provisions under a portion of our tenant leases, which may result in some seasonal effect on our cash flow if our tenants’ revenue are seasonal.

Competition

We face competition in the acquisition and leasing of our real property interests in each of our target industries. Some of the competitors are larger than us and include public entities with greater access to capital and scale of operations than us. In addition, Landmark and its affiliates will compete with us for acquisitions and the leasing of real property interests. Please read “Risk Factors – Risks Inherent in an Investment in Us – Landmark and the Remaining Landmark Funds may compete with us, and Landmark, as owner of our general partner, will decide when, if and how we complete acquisitions.”

In the acquisition of real property interests underlying our tenants’ infrastructure, our principal competitors include our tenants and private independent acquirers focused on individual industries. In the wireless communication industry, the principal competitors include tower companies such as American Tower, Crown Castle International and SBA Communications and private independent acquirers such as APWIP, Melody Wireless Infrastructure, Unison Site Management Corporation and Wireless Capital Partners. In the outdoor advertising industry, the principal competitors include billboard companies such as Clear Channel Outdoor,  Lamar Advertising and Outfront Media (formerly CBS Outdoor). In the renewable power generation industry, the principal competitor is AWCC Capital. We believe the most significant factors affecting the competitive environment in the acquisition of real property interest underlying our tenant’s infrastructure include the relationship with the property owner, price offered, structure and terms of the acquisition, time to closing and surety of closing.

In the leasing of real property interests in the wireless communication industry, our principal competitors include our tenants, private property owners, Real Estate Investment Trusts or “REITs” and the government. In the wireless communication industry, our principal competitors include wireless carriers that own their own tower networks, tower companies such as American Tower Corporation, Crown Castle and SBA Communications, private independent owners of portfolios of real property interest such as APWIP, Unison and Wireless Capital, real estate owners, REITs, utilities, municipalities and other companies that provide structures upon which wireless communication equipment may be installed. In the outdoor advertising industry, the principal competitors include private real estate owners, REITs and municipalities. In the renewable power generation industry, the principal competitors include private real estate owners and municipalities. We believe the most significant factors affecting the competitive environment in the leasing of real property interest underlying our tenant’s infrastructure include site location and capacity, quality of service, density within a geographic market and, to a lesser extent, price.

Employees

We are managed and operated by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. As of December 31, 2014, our general partner and its affiliates have approximately 20 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

Available Information
Our website address is www.landmarkmlp.com. Information on our website is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act ") are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the United States ("U.S.") Securities and Exchange Commission ("SEC").

ITEM 1A.Risk Factors

You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks actually occur, they may materially harm our business, results of operations and distributable cash flow, as well as adversely affect the value of an investment in our common units.

Risks Related to Our Business

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

In order to support the payment of the minimum quarterly distribution of $0.287500 per unit per quarter, or $1.15 per unit on an annualized basis, we must generate distributable cash flow of approximately $2.3 million per quarter, or approximately $9.0 million per year, based on the number of common units and subordinated units outstanding as of December 31, 2014. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our tenant leases, which may fluctuate from quarter to quarter based on, among other things:

•	any cancellations under our tenant leases, which are typically cancelable with 30 to 180 days’ prior written notice;
•	our lease renewal rate and the turnover rate in our tenant base;
•	our ability to identify and secure suitable tenants for sites that may become available for lease;
•	the amount and timing of rental payments under our tenant leases, including leases where rent is not paid monthly (such as leases where rent is paid annually);
•	our ability to maintain or increase rents on our tenant leases;
•	damage to our real property interests and/or our tenants’ assets caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; and
•	prevailing economic and market conditions in the wireless communication, outdoor advertising and renewable power generation industries, as well as in the broader economy.

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including:

•

the amount of our operating expenses and general and administrative expenses, including reimbursements to Landmark, some of which are not subject to any caps or other limits, in respect of those expenses;

•	the level of capital expenditures we make;
•	the cost of acquisitions, if any;
•	our debt service requirements and other liabilities;
•	changes in interest rates;

•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in our revolving credit facility and other debt service requirements;
•	the amount of cash reserves established by our general partner; and
•	other business risks affecting our cash levels.

The amount of cash we will have available for distribution to unitholders depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which will be affected by non‑cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

Our right of first offer is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Our omnibus agreement provides us with a right of first offer on certain existing assets of, and certain assets that may be acquired in the future by, the Remaining Landmark Funds. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Landmark’s or the Remaining Landmark Funds’ willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets, the ability to obtain third‑party consents, which may be necessary to transfer such assets, and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions in keeping with our right of first offer, and Landmark and the Remaining Landmark Funds are under no obligation to accept any offer that we may choose to make. Landmark may also contribute assets to new private funds that it may form that will not be subject to our right of first offer. In addition, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval.

Our growth strategy requires access to new capital; unfavorable capital markets could impair our ability to grow.

We continuously consider and enter into discussions regarding potential acquisitions or growth capital expenditures. Any limitations on our access to new capital will impair our ability to execute this strategy. If the cost of capital becomes too expensive, our ability to develop or acquire strategic and accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our cost of equity include market conditions, including our then current unit price, fees we pay to underwriters and other offering costs, which include amounts we pay for legal and accounting services. Weak economic conditions and volatility and disruption in the financial markets could increase the cost of raising money in the debt and equity capital markets substantially while diminishing the availability of funds from those markets.

If we are unable to make accretive acquisitions of real property interests, our growth could be limited.

We are experiencing increased competition for the types of real property interests we contemplate acquiring. Weak economic conditions and competition for such acquisitions could limit our ability to fully execute our growth strategy. Additionally, Landmark is not restricted from competing with us and has no obligation or duty to present us with acquisition opportunities. It may acquire and sell future real property interests to the Remaining Landmark Funds, other funds that it may sponsor in the future or other third parties. Please read “Conflicts of Interest.”

If we are unable to make accretive acquisitions from Landmark, the Remaining Landmark Funds or third‑parties, because, among other reasons, (i) the Remaining Landmark Funds elect not to sell assets subject to our right of first offer, (ii) Landmark does not offer other acquisition opportunities to us, (iii) we are unable to identify attractive third‑party acquisition opportunities, (iv) we are unable to negotiate acceptable purchase contracts with Landmark, the Remaining Landmark Funds or third parties, (v) we are unable to obtain financing for these acquisitions on economically acceptable terms, (vi) we are outbid by competitors or (vii) we are unable to obtain necessary governmental or third‑party consents, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Any acquisition involves potential risk, including, among other things:

•	mistaken assumptions about revenue and costs, including potential growth;
•	an inability to secure adequate tenant commitments to lease the acquired properties;
•	an inability to integrate successfully the assets we acquire;
•	the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;
•	the diversion of management’s and employees’ attention from other business concerns; and
•	unforeseen difficulties of operating in new geographic areas or industries.

We are dependent on Landmark for acquisitions and our ability to expand may be limited if Landmark’s business does not grow as expected.

A major component of our growth strategy is dependent on acquisitions from Landmark and its affiliates and third parties. We do not have any employees and will rely on Landmark to offer us acquisition opportunities and to provide acquisition services including identifying, underwriting and closing on acquisitions from third parties. If Landmark is unsuccessful in completing acquisitions for us, our growth will be limited.

Furthermore, our growth strategy depends on the growth of Landmark’s business. If Landmark focuses on other growth areas or does not or can not make acquisitions of real property interests in our target industries, we may not be able to fully execute our growth strategy.

We have limited experience acquiring real property interests associated with assets in the renewable power generation industry and other fragmented industries and international real property interests.

Although we believe we will be able to effectively expand into new markets (in particular the renewable power generation industry), our experience in acquiring real property interests in the renewable power generation industry and other fragmented industries, as well as real property interests internationally, is limited. As a result, we may encounter unforeseen difficulties in our efforts to identify essential assets, assess and underwrite the risk levels associated with such assets, negotiate favorable terms with property owners, negotiate favorable terms with operators of these assets, and comply with applicable laws and regulations.

If we are unable to correctly predict rental rates, cancellation rates, demand, consolidation trends and growth trends in these industries, a material adverse impact on our results of operations and distributable cash flow could result.

If we are unable to effectively expand internationally or into the renewable power generation industry and other fragmented industries, our growth rate may be adversely impacted.

Renewable power generation, including wind and solar power generation, is still in the early stages of its formation, and as such, widespread use of wind and solar generation assets may not develop. Weak growth in the renewable power generation industry could hamper our growth prospects.

Renewable power generation is only beginning to be implemented in the United States and, as such, renewable power sources such as wind turbines and solar arrays are not widespread. Part of our growth strategy is to continue to acquire real property interests in this industry, and a failure of the renewable power generation industry to grow quickly enough in the United States could negatively impact our future growth and negatively impact our future revenue.

Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield‑oriented securities, our unit price will be impacted by our level of our cash distributions and our implied distribution yield. The distribution yield is often used by investors to compare and rank yield‑oriented securities for investment decision‑making purposes. As a result, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Our debt service payments will reduce our net income. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We intend to finance all or a portion of our acquisitions of real property interests through the issuance of debt, credit facility borrowings and a variety of other means. Our ability to access sources of financing will depend on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and greater credit spreads, prevailing interest rates and other factors. We cannot assure prospective investors that any sources of debt financing markets will become or remain an efficient and cost‑effective source of long‑term financing for our assets. If our current debt financing strategy is not viable, we will have to find alternative forms of financing for our acquisitions. This could require us to incur costlier financing which could result in a material adverse effect on our results of operations and distributable cash flow.

Our hedging strategy may be ineffective in reducing the impact of interest rate volatility on our cash flows, which could result in financial losses and adversely impact our distributable cash flow.

To achieve more predictable cash flow and to reduce our exposure to fluctuations in prevailing market interest rates, we intend to hedge interest rate risks related to a portion of our borrowings over time by means of interest rate swap agreements or other arrangements. To the extent that these derivative instruments are ineffective, fluctuations in market interest rates could result in financial losses and adversely impact our distributable cash flow.

If we are unable to borrow at favorable rates, we may not be able to acquire new real property interests, which could reduce our income and our ability to make cash distributions to our unitholders.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real property interests or refinance loans at maturity. Further, we will amend and restate the secured debt facilities as a new secured revolving credit facility and may enter into other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to you. Further, during periods of rising interest rates, we may be forced to sell one or more of our real property interests in order to repay existing loans, which may not permit us to maximize the return on the particular real property interests being sold.

Landmark’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders, and our ability to obtain debt financing.

If the level of Landmark’s indebtedness increases significantly in the future, it would increase the risk that Landmark may default on its obligations to us under our omnibus agreement, including its agreement to cap the amount of our reimbursement for general and administrative expenses. The terms of Landmark’s indebtedness may limit its ability to borrow additional funds and may impact our operations in a similar manner. If Landmark were to default under its debt obligations, Landmark’s creditors could attempt to assert claims against our assets during the litigation of their claims against Landmark. The defense of any such claims could be costly and could materially impact our financial condition, absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions, and finance our operations could be materially adversely affected.

The industries in which our tenants and their sub‑lessees operate could experience further consolidation, which may put one or more of our tenants or our tenants’ sub‑lessees at risk of going out of business or significantly changing its operations.

Existing and potential tenants may enter into joint ventures, mergers, acquisitions or other cooperative agreements with other of our tenants. Such industry consolidation can potentially reduce the diversity of our tenant base and give tenants greater leverage over us, as their landlord, due to overlapping coverage, ability to increase co‑location on nearby existing sites and through aggressive lease negotiations on multiple sites. Such actions have the potential to reduce our revenue in the future. Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. For example, we expect that T‑Mobile’s acquisition of MetroPCS (completed in 2013) will potentially result in the termination of certain of MetroPCS’s tenant leases included in our asset portfolio. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). In December 2014 we received one termination notice related to a MetroPCS tenant site and we expect to receive additional termination notifications from MetroPCS during 2015. Historically we had a 99% occupancy and we expect our occupancy rate to decline as we receive additional termination notifications. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in (1) a material decrease in our revenue, (2) an impairment of the value of our real property interests, or (3) other adverse effects to our business. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants and/or sub‑lessees could determine not to renew leases with us (or our tenants) as a result. Our future results may be negatively impacted if a significant number of these leases are terminated, and our ongoing contractual revenue would be reduced as a result.

Our business depends significantly on the demand for wireless communication and related wireless infrastructure, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for new tenant additions or network services).

We derive a significant amount of our revenue from our real property interests associated with wireless communication and related wireless infrastructure. This infrastructure ultimately depends on the demand for wireless voice and data services by consumers. The willingness of consumers to utilize the existing wireless infrastructure, and the willingness of our tenants to renew or extend existing leases, is affected by numerous factors, including:

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;
•	the financial condition of wireless carriers and/or cellular tower operators;
•	the ability and willingness of wireless carriers and/or cellular tower operators to maintain or increase capital expenditures on network infrastructure;
•	the growth rate of the wireless communication industry or of a particular industry segment;
•	mergers or consolidations among wireless carriers and/or cellular tower operators;
•	increased use of network sharing, roaming or resale arrangements by wireless carriers;
•	delays or changes in the deployment of next generation wireless technologies;
•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof; and
•	unforeseen technological changes.

A slowdown in demand for wireless communication or wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on our results of operations and distributable cash flow.

New technologies may significantly reduce demand for our wireless infrastructure or negatively impact our revenue.

Improvements in the efficiency of wireless networks could reduce the demand for our tenants’ wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our tenants’ wireless infrastructure. In addition, other technologies, such as Wi‑Fi, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing that might otherwise be anticipated on wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenue or otherwise have a material adverse effect on us.

Our business depends significantly on the demand for outdoor advertising, and we may be adversely affected by any slowdown in such demand. Additionally, a change in advertising strategies and/or zoning regulations may materially and adversely affect our business (including reducing demand for outdoor advertising space).

We derive a significant amount of our revenue from our real property interests associated with the outdoor advertising industry. The value of these real property interests ultimately depends on the demand for outdoor advertising space and the market rates for advertising. The willingness of advertisers to utilize and willingness of billboard owners to upgrade existing bulletin boards, and the willingness of our tenants to renew or extend existing leases, is affected by numerous factors, including:

•	a decrease in advertisers’ budgets due to general economic conditions or other factors;
•	the financial condition of outdoor advertising companies and/or their customers;
•	the ability and willingness of outdoor advertising companies to maintain or increase capital expenditures on upgrading bulletin billboards to digital billboards;
•	mergers or consolidations among outdoor advertising companies;
•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof; and
•	unforeseen technological changes.

A slowdown in demand for outdoor advertising may negatively impact our growth or otherwise have a material adverse effect on our results of operations and distributable cash flow.

Due to the long‑term expectations of revenue from tenant leases, our results are sensitive to the creditworthiness and financial strength of our tenants and their sub‑lessees.

Due to the long‑term nature of our tenant leases and their sub‑leases, our performance is dependent on the continued financial strength of our tenants and their sub‑lessees, many of whom operate with substantial leverage. Many tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and downturns in the economy or disruptions in the financial and credit markets may make it more difficult and more expensive to raise capital. If our tenants or sub‑lessees (or potential tenants or sub‑lessees) are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our sites and equipment upgrades. If, as a result of a prolonged economic downturn or otherwise, one or more of our tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenue from certain tenants, all of which could have a material adverse effect on our business, results of operations and cash flows.

A tenant bankruptcy or insolvency could result in the termination of such tenant’s lease, which could reduce revenue.

Upon the bankruptcy of a tenant, typically the tenant would have the right to assume or reject the tenant’s lease at its option and we would not be permitted to terminate the tenant’s lease solely on the basis of such bankruptcy. The tenant will have until 120 days after the filing of bankruptcy to make a decision on assumption or rejection, subject to further extension of such time period by the bankruptcy court. In addition, contractual restrictions on the assignment of an unexpired lease of a bankrupt tenant are typically not enforceable. If a bankrupt tenant rejects a tenant lease, applicable provisions of the Bankruptcy Code will limit our claim for damages to the greater of any unpaid rent due under the lease on the earlier of (i) the date of filing of the bankruptcy case, or (ii) the date on which the leased property was repossessed or surrendered, plus (a) the “rent reserved” by the rejected lease for one year, or (b) for 15% of the remainder of the lease, not to exceed three years from the commencement of the case or the surrender of the property plus unpaid rent accrued prior to such date. These limitations could substantially reduce the claim we would be entitled to assert against the bankrupt tenant in the event the lease is rejected. Furthermore, even this limited claim for rent may not be fully paid in a bankruptcy proceeding, as such claim would share pro rata in recovery with all other general unsecured claims. Such provisions would result in a loss of significant anticipated lease revenue to us and adversely affect our revenue.

The bankruptcy or insolvency of an underlying property owner could result in the termination of our easement, lease assignment, or other real property interest.

Upon the bankruptcy of an underlying property owner, typically the property owner would have the right to assume or reject, at its option, any executory contracts. If a judge in a bankruptcy proceeding were to find that our real property interests are executory contracts, the underlying property owner would have the right to assume or reject such contracts in accordance with the bankruptcy rules. If a bankruptcy court finds that our real property interests are executory contracts and the underlying property owner rejects our contract, our remedies and claims for damages may be limited under bankruptcy law. Such events could have a material adverse impact on our business, results of operations and distributable cash flows.

Substantially all of our tenant leases may be terminated upon 30 to 180 days’ notice by our tenants, and unexpected lease cancellations could materially impact our cash flow from operations.

Most of our tenant leases permit our tenants to cancel the lease at any time with prior written notice. The termination provisions vary from lease to lease, but substantially all of our tenant leases require only 30 to 180 days’ advance notification. Cancellations are determined by the tenants themselves in their sole discretion. For instance, both wireless infrastructure and billboard sites are independently assessed by tenants for their ability to provide coverage and/or visibility. This assessment is made prior to construction or installation of the asset and there is no guarantee such coverage will remain static in the future due to independent developments, technological developments, foliage growth or other physical changes in the landscape that are unforeseeable and out of our control. Such results could lead to site removal or relocation to a more suitable location, leading to a reduction in our revenue. Any cancellations will adversely affect our revenue and cash flow, and a significant number of cancellations could materially impact our ability to pay distributions to our unitholders.

Our tenants may be exposed to force majeure events and other unforeseen events for which tenant insurance may not provide adequate coverage. Additionally, local restrictions may prevent or inhibit re‑building efforts, particularly with outdoor advertising.

The sites underlying our real property interests are subject to risks associated with natural disasters, such as ice and wind storms, fires, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Should such a disaster cause damage to one of our tenant’s sites, certain of our tenant leases allow the tenant to either terminate the lease or withhold rent payments until the site is restored to its original condition. While our tenants generally maintain insurance coverage for natural disasters, they may not have adequate insurance to cover the associated costs of repair or reconstruction for a future major event. Further, in the event of any damage to our tenants’ assets, federal, state and local regulations may restrict the ability to repair or rebuild damaged assets – especially billboards or other signs, which are subject to significant regulations. If our tenants are unwilling or unable to repair or rebuild due to damage, we may experience losses in revenue due to terminated tenant leases and/or lease payments that are withheld pursuant to the terms of the tenant lease while the site is repaired.

Our tenants may experience equipment failure, which could lead to the termination of our tenant leases.

Our tenants’ assets are subject to a risk of equipment failure due to wear and tear, latent defect, design error or operator error, or early obsolescence. Additionally, substantially all of our tenant leases allow our tenants to terminate the lease upon 30 to 180 days’ notice. If our tenants choose to terminate their leases with us following an equipment failure, it could have a material adverse effect on our assets, liabilities, results of operations and cash flows.

In the event infrastructure assets associated with certain of our real property interests are removed, replacement costs and governmental regulations may delay, restrict, prohibit, or substantially raise the cost of the installation of a similar infrastructure asset.

Upon the expiration or termination of a tenant’s lease, most of our tenants have the right to remove their infrastructure assets associated with our real property interests, which are frequently subject to federal, state and local regulations, such as restrictive zoning. In the event that a tenant exercises its right or fulfills its obligation (as applicable) to remove its equipment, we would be unable to prevent such removal. There could be delays or significant costs associated with replacing the equipment and re‑leasing that property, or replacement may be legally impossible. For example, if a legal nonconforming (“grandfathered”) billboard is removed, zoning regulations do not allow a replacement billboard to be constructed. Such events could have a material adverse impact on our business, results of operations and distributable cash flows.

Our tenants, as well as their sub‑lessees, are subject to governmental regulations, which may restrict their ability to operate.

Our tenants, as well as their sub‑lessees, may be subject to numerous federal, state and local regulations. For example, the outdoor advertising industry is subject to numerous restrictions, which has made it increasingly difficult to develop new outdoor advertising structures and sites. Changes in laws and regulations affecting outdoor advertising at any level of government, or increases in the enforcement of regulations could lead to the removal or modification of outdoor adverting structures and sites.

If our tenants are unable to obtain acceptable arrangements or compensation in circumstances in which their advertising structures and sites are subject to removal or modification, it could have an adverse effect on our tenants’, and in turn our own, business, results of operations and cash flow. In addition, governmental regulation of advertising displays could limit our tenants’ installation of new advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that benefits our tenants’ competitors disproportionately, any of which could have an adverse effect on our tenants’, and in turn our own, business, results of operations and cash flow.

Our other tenants, including those in the cellular tower and renewable power generation industries, are also subject to significant governmental regulations, which may impede or hamper their business operations or ability to grow. As legal requirements frequently change and are subject to interpretation and discretion, we may be unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Any new law, rule or regulation could require additional expenditure to achieve or maintain compliance or could adversely impact our tenants’ ability to generate and deliver energy.

Additionally, some of our tenants or their sub‑lessees are required to maintain licenses, permits and governmental approvals for operation. Some of the licenses, permits and governmental approvals necessary to our tenants’ operations may contain conditions and restrictions, or may have limited terms. If our tenants or their sub‑lessees fail to satisfy the conditions or comply with the restrictions imposed by such licenses, permits and governmental approvals, or the restrictions imposed by any statutory or regulatory requirements, they may become subject to regulatory enforcement action and the operation of their assets could be adversely affected or be subject to fines, penalties or additional costs or revocation of regulatory approvals, permits or licenses. If this were to happen, the ability of these tenants or their sub‑lessees to continue to operate under our tenant leases may be jeopardized, which could adversely affect our revenue and cash flow.

A substantial portion of our revenue is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenue or reduce demand for our wireless infrastructure and network services.

For the year ended December 31,  2014, 71% of our combined revenue was derived from T‑Mobile, Verizon, Sprint, AT&T Mobility, and Crown Castle (or their affiliates), which represented 19%,  16%,  13%,  12%, and 11%, respectively, of our combined revenue. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. Additionally, our tenant leases with affiliates and subsidiaries of large, nationally‑recognized companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees. In addition to our four largest customers in the U.S., we also derive a portion of our revenue and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our Tier 1 tenants, have business models which may not be successful, or may require additional capital. Please read Note 16 to the Notes to the Consolidated and Combined Financial Statements included elsewhere in this annual report.

Our real property interests currently have significant concentration in a small number of top Basic Trading Areas (“BTAs”).

Real property interests in the top 10 BTAs currently account for approximately 50% of our quarterly rental revenue. The New York BTA is our top BTA and accounted for 21% of our quarterly rental revenue for the three months ended December 31, 2014. The Chicago BTA accounted for 10% of our quarterly rental revenue and no other single BTA accounted for more than 10% of our quarterly rental revenue for the three months ended December 31, 2014. We are susceptible to adverse developments in the economy, weather conditions, competition, consumer preferences, demographics, or other factors in these major metropolitan areas. Due to our susceptibility to such adverse developments, there can be no assurance that the current geographic concentration of our business will not have a material adverse effect on our results of operations and distributable cash flow.

If our tenant leases are not renewed with similar terms, rental rates or at all, our future revenue may be materially affected.

Approximately 22% of our tenant leases will be subject to extension over the next 12 months. Our tenants are under no obligation to extend their tenant leases. In addition, there is no assurance that current tenants will renew their current leases with similar terms or rental rates, or even at all. The extension, renewal, or replacement of existing leases depends on a number of factors beyond our control, including the level of existing and new competition in our markets, the macroeconomic factors affecting lease economics for our current and potential customers, the balance of supply and demand, on a short‑term, seasonal and long‑term basis, in our markets, the extent to which customers in our markets are willing to contract on a long‑term basis, and the effects of federal, state or local regulations on the contracting practices of our customers.

Unsuccessful negotiations could potentially reduce revenue generated from the assets and could have a material adverse effect on our results of operations and distributable cash flow.

We may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders.

We may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders. For example, our revolving credit facility is secured by substantially all of our assets. If we were to decide at any time to incur debt and secure our obligations or indebtedness by all or substantially all of our assets, and if we were unable to satisfy such obligations or repay such indebtedness, the lenders could seek to foreclose on our assets. The lenders could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our unitholders, which would adversely affect the price of our common units.

Restrictions in our revolving credit facility could adversely affect our results of operations, distributable cash flow and the value of our units.

We will be dependent upon the earnings and cash flow generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information about our revolving credit facility.

Certain of our real property interests are subordinated to senior debt such as mortgages, which, if we fail to obtain a non‑disturbance agreement, could foreclose on our real property interests if the underlying property owner defaults on the mortgage.

While we make an effort to obtain non‑disturbance agreements on the real property interests we acquire, sometimes we are unable to do so. Under certain circumstances and in the absence of a non‑disturbance agreement, if the underlying property owner fails to comply with or make payments under debt arrangements senior to us, an event of default may result, which would allow the creditors to foreclose on any of our real property interests associated with that site. Any such default or foreclosure could have a material adverse effect on our results of operations and distributable cash flow.

We expect to incur a significant amount of debt to finance our portfolio which may subject us to an increased risk of loss or adversely affect the return on our investments.

We expect to incur a significant amount of debt to finance our operations. We expect to finance our acquisitions through the issuance of debt, borrowing under credit facilities, and other arrangements. We anticipate that the leverage we employ will vary depending on our ability to sell our debt, obtain credit facilities, the loan‑to‑value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. It is possible that substantially all of our assets might be pledged as collateral for our borrowings. Our results of operations and distributable cash flow may be adversely affected to the extent that changes in market conditions cause the cost of our financing to increase.

If we are unable to protect our rights to our real property interests, our business and operating results could be adversely affected.

Our real property interests consist primarily of rights under leases and long‑term or perpetual easements. A loss of these interests at a particular site may interfere with our ability to generate revenue. For various reasons, we may not always have the ability to access, analyze and verify all information regarding zoning and other issues prior to completing an acquisition of real property interests, which can affect our rights to access and lease a site. Our inability to protect our rights to our real property interests may have a material adverse effect on our results of operations and distributable cash flow.

The value of our real property interests are affected by a number of factors, including changes in the general economic climate, local conditions (such as an oversupply of, or a reduction in demand for, our real property interest), competition based on rental rates, attractiveness and location of the properties, physical condition of the properties, financial condition of buyers and sellers of properties, and changes in operating costs. If our real property interests do not generate sufficient revenue to meet their operating expenses, including debt service, our cash flow and ability to pay distributions to unitholders will be adversely affected. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing, participation by other investors in the financial markets and potential liability under changing laws. Under eminent domain laws, governments can take real property without the owner’s consent, sometimes for less compensation than the owner believes the property is worth. In addition, the breach of our easement or lease assignment by an underlying property owner or a tenant could interfere with our operations. Any of these factors could have an adverse impact on our business, financial condition, results of operations or distributable cash flow.

We may be subject to unanticipated liabilities as a result of our real property interests.

We own real property interests and are parties to contracts with unrelated parties such as tenants. We may be involved in disputes and other matters with property owners, tenants, their respective employees and agents, and other unrelated parties, such as tort claims related to hazardous conditions, foreclosure actions and access disputes. We cannot assure you that we will not become subject to material litigation or other liabilities. If these liabilities are not adequately covered by insurance, they could have a material adverse impact on our results of operations and distributable cash flow.

Our real property interests generally do not make us contractually responsible for the payment of real property taxes. If the responsible party fails to pay real property taxes, the resulting tax lien could put our real property interest in jeopardy.

Substantially all of our real property interests are subject to effectively triple net lease arrangements under which we are not responsible for paying real property taxes. If the property owner or tenant fails to pay real property taxes, any lien resulting from such unpaid taxes would be senior to our real property interest in the applicable site. Failure to pay such real property taxes could result in our real property interest being impaired or extinguished, or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets.

Our tenant leases generally make our tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with our tenants’ infrastructure assets. If our tenants fail to pay these expenses as required, it could result in a material adverse impact on our results of operations and distributable cash flow.

As part of our effectively triple net lease arrangements, our tenant lease agreements typically make our tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with our tenants’ infrastructure assets. If our tenants fail to pay these expenses as required, it could result in a diminution in the value of the infrastructure asset associated with our real property interest and have a material adverse impact on our results of operations and distributable cash flow.

If radio frequency emissions from wireless handsets or equipment on wireless infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our tenants’ operations, costs or revenue.

The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years, and numerous health‑related lawsuits have been filed against wireless carriers and wireless device manufacturers. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us or our tenants.

Public perception of possible health risks associated with wireless communication may slow or diminish the growth of wireless carriers, which may in turn impact our revenue. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communication services and increase opposition to the development and expansion of wireless antenna sites. If a scientific study or court decision resulted in a finding that radio frequency emissions posed health risks to consumers, it could negatively impact the market for wireless services, as well as our wireless carrier tenants, which could materially and adversely affect our business, results of operations and distributable cash flow.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 will require us, among other things to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report, as described below) beginning with our fiscal year ending December 31, 2015. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or “JOBS Act.” For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act and remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenue in a fiscal year, have more than $700.0 million in market value of our limited partner interests held by non‑affiliates, or issue more than $1.0 billion of non‑convertible debt over a three‑year period.

In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to “opt out” of this exemption and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common units to be less attractive as a result, there may be a less active trading market for our common units and our trading price may be more volatile.

We may incur asset impairment charges, which could result in a significant reduction to our earnings.

We review our assets annually to determine if any are impaired, or more frequently in the event of circumstances indicating potential impairment. These circumstances could include a decline in our actual or expected future cash flow or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If we determine that an asset is impaired, we may be required to record a non‑cash impairment charge which would reduce our earnings and negatively impact our results of operations.

Terrorist or cyber‑attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect.

Terrorist attacks and threats, cyber‑attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as communication‑related assets and power generation assets, may be at greater risk of future terrorist or cyber‑attacks than other targets in the United States. We do not maintain specialized insurance for possible liability or loss resulting from a cyber‑attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our results of operations and distributable cash flow.

While our agreements with our lessees, property owners and other surface owners generally include environmental representations, warranties, and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under environmental laws, unforeseen liabilities under these laws could have a material adverse effect on our results of operations and distributable cash flow.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to our business and operations, and also to the businesses and operations of our lessees, property owners and other surface owners or operators. Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non‑compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). We do not conduct any operations on our properties, but we or our tenants may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, our property owners, lessees and other surface interest owners may have liability or responsibility under these laws which could have an indirect impact on our business. These laws include but are not limited to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and regulations promulgated thereunder (which impose requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non‑hazardous wastes) and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and analogous state laws (which generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment, including the current and former owners or operators of a site. It is not uncommon for neighboring property owners and other third‑parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Therefore, governmental agencies or third parties may seek to hold us, our lessees, property owners and other surface interest owners responsible under CERCLA and comparable state statutes for all or part of the costs to cleanup sites at which hazardous substances have been released. Our agreements with our lessees, counterparties and other surface owners generally include environmental representations, warranties, and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws.

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including Landmark, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of Landmark, and Landmark is under no obligation to adopt a business strategy that favors us.

Landmark owns a 40% limited partner interest in us and owns and control our general partner through a non‑economic interest in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Landmark. Conflicts of interest may arise between Landmark and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Landmark, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•

neither our partnership agreement nor any other agreement requires Landmark to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Landmark to pursue and grow particular markets, or undertake acquisition opportunities for itself;

•	Landmark may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;
•

our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•

our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect our distributable cash flow;

•

our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•	our general partner will determine which costs incurred by it are reimbursable by us;
•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

•

our partnership agreement permits us to classify up to $10.0 million as operating surplus, even if it is generated from asset sales, non‑working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the incentive distribution rights;
•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;
•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;
•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with Landmark;
•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•

our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner (which we refer to as our “conflicts committee”), or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including Landmark, and their respective executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Landmark will continue to manage the operation of the Remaining Landmark Funds (including any similar investment funds formed in the future) and will be under no obligation to provide acquisition opportunities to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders. Please read Item 13., “Certain Relationships and Related Transactions, and Director Independence – Agreements Governing the Transactions – Omnibus Agreement” and “Conflicts of Interest.”

Our general partner intends to limit its liability regarding our obligations.

Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement permits our general partner to limit its liability, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our management has limited experience in managing our business as a U.S. publicly traded partnership.

Our executive management team and internal accounting staff have limited experience in managing our business and reporting as a U.S. publicly traded partnership. As a result, we may not be able to anticipate or respond to material changes or other events in our business as effectively as if our executive management team and accounting staff had such experience. Furthermore, growth projects may place significant strain on our management resources, thereby limiting our ability to execute our day‑to‑day business activities.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Delaware law provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to limited partners and the partnership, provided that partnership agreements may not eliminate the implied contractual covenant of good faith and fair dealing. This implied covenant is a judicial doctrine utilized by Delaware courts in connection with interpreting ambiguities in partnership agreements and other contracts and does not form the basis of any separate or independent fiduciary duty in addition to the express contractual duties set forth in our partnership agreement. Under the implied contractual covenant of good faith and fair dealing, a court will enforce the reasonable expectations of the parties where the language in the partnership agreement does not provide for a clear course of action.

As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above. Please read “Conflicts of Interest” and “Duties of the General Partner.”

Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•

provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was in the best interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;
•

provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•

provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Please read “Conflicts of Interest.”

Cost reimbursements, which will be determined in our general partner’s sole discretion, and fees due to our general partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to you.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses. Under the omnibus agreement that we entered into at the closing of the IPO, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO. Some of the costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders will not have “say‑on‑pay” advisory voting rights. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the member of our general partner, which is a wholly owned subsidiary of Landmark. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates will own sufficient units upon completion of the IPO to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. After the formation transactions and the closing of the IPO, Landmark owns collectively 100% of our subordinated units, which represents a 40% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

“Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non‑appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

Furthermore, unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Landmark to transfer its membership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices.

The incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party, it will have less incentive to grow our partnership and increase distributions. A transfer of incentive distribution rights by our general partner could reduce the likelihood of Landmark selling or contributing additional assets to us, which in turn would impact our ability to grow our asset base.

We may issue additional units without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash we have available to distribute on each unit may decrease;
•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;
•	the relative voting strength of each previously outstanding unit may be diminished; and
•	the market price of our common units may decline.

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of Landmark:

•	management of our business may no longer reside solely with our current general partner; and
•	affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us.

Landmark and its affiliates may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

After the completion of the formation transactions and the closing of the IPO, the Contributing Landmark Fund legacy members hold 1,952,665 common units and Landmark and its affiliates hold 3,135,109 subordinated units. Subject to certain requirements, the Contributing Landmark Fund legacy members may sell their common units in the public and private markets upon the expiration of the lockup agreements they entered into in connection with our IPO on May 12, 2015. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Landmark and its affiliates with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions, and our general partner has considerable discretion to establish cash reserves that would reduce the amount of available cash we distribute to unitholders.

Generally, our available cash is comprised of cash on hand at the end of a quarter plus cash‑on‑hand resulting from any working capital borrowings made after the end of the quarter less cash reserves established by our general partner. Our partnership agreement permits our general partner to establish cash reserves for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements), to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to unitholders. As a result, even when there is no change in the amount of distributable cash flow that we generate, our general partner has considerable discretion to establish cash reserves, which would result in a reduction the amount of available cash we distribute to unitholders. Accordingly, there is no guarantee that we will make quarterly cash distributions to our unitholders at our minimum quarterly distribution rate or at any other rate, and we have no legal obligation to do so.

Landmark and the Remaining Landmark Funds may compete with us, and Landmark, as owner of our general partner, will decide when, if, and how we complete acquisitions.

Neither our partnership agreement nor our omnibus agreement will prohibit Landmark or any other affiliates of our general partner, including the Remaining Landmark Funds, from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our general partner or any of its affiliates, including Landmark. Any such entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Consequently, Landmark and other affiliates of our general partner may acquire additional assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Landmark and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our then‑outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then‑current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. After the end of the subordination period (which could occur as early as the quarter ending December 31, 2015), assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates (including Landmark) will own approximately 40% of our outstanding common units.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that (i) we were conducting business in a state but had not complied with that particular state’s partnership statute; or (ii) your right to take certain actions under our partnership agreement constitute “control” of our business.

Unitholders may have to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17‑607 of the Delaware Revised Uniform Limited Partnership Act or “DRULPA,” we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non‑recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in such two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if the incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of the incentive distribution rights at any time, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled. Please read Item 5., “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities– Right to Reset Incentive Distribution Levels.”

NASDAQ does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NASDAQ Global Market. NASDAQ listing rules do not require a listed limited partnership like us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by NASDAQ and the Exchange Act. Please read Item 10., “Directors, Executive Officers and Corporate Governance – Management of Landmark Infrastructure Partners LP.”

Our partnership agreement includes exclusive forum, venue and jurisdiction provisions and a waiver of the right to a jury trial. By purchasing a common unit, a limited partner is irrevocably consenting to these provisions regarding claims, suits, actions or proceedings, submitting to the exclusive jurisdiction of Delaware courts and waiving a right to a jury trial. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.

Our partnership agreement is governed by Delaware law. Our partnership agreement includes exclusive forum, venue and jurisdiction provisions designating Delaware courts as the exclusive venue for most claims, suits, actions and proceedings involving us or our officers, directors and employees. In addition, if any person brings any of the aforementioned claims, suits, actions or proceedings and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. Our partnership agreement also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. If a dispute were to arise between a limited partner and us or our officers, directors or employees, the limited partner may be required to pursue its legal remedies in Delaware which may be an inconvenient or distant location and which is considered to be a more corporate‑friendly environment. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.

We will incur increased costs as a result of being a publicly traded partnership, including the cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements.

We have limited history operating as a publicly traded partnership. As a publicly traded partnership, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes‑Oxley Act and related rules implemented by the SEC and NASDAQ have mandated changes in the corporate governance practices of publicly traded companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make our activities more time‑consuming and costly. For example, as a result of becoming a publicly traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with our publicly traded partnership reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and possibly to result in our general partner having to accept reduced policy limits and coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers.

Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity‑level taxation, or if we were otherwise subjected to a material amount of additional entity‑level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after‑tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business, a change in current law or our failure to satisfy the requirements under the Internal Revenue Code could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced and we might need to raise funds to pay such corporate level tax. In addition, changes in current state law may subject us to additional entity‑level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to you. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity‑level taxation, there would be a material reduction in the anticipated cash flow and after‑tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to satisfy the requirements of the exception pursuant to which we are treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder is treated as a partner to whom we allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income is taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. We intend to furnish to each unitholder, within 90 days after the close of each calendar year, specific tax information, including a Schedule K-1, which describes his or her share of our income, gain, loss and deduction for our preceding taxable year. In preparing this information we will take various accounting and reporting positions. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our distributable cash flow.

 Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of a unitholder’s common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax‑exempt entities and non‑U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax‑exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non‑U.S. persons raises issues unique to them. For example, a substantial portion of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and is taxable to them. Distributions to non‑U.S. persons are reduced by withholding taxes at the highest applicable effective tax rate, and non‑U.S. persons are required to file federal income tax returns and pay tax on their share of our taxable income. Tax‑exempt entities and non‑U.S. persons should consult a tax advisor before investing in our common units.

Our subsidiary Landmark Infrastructure Asset OpCo LLC conducts certain activities that may not generate qualifying income and is treated as a corporation for U.S. federal income tax purposes. Corporate federal income tax paid by this subsidiary reduces our cash available for distribution.

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. In an attempt to ensure that 90% or more of our gross income in each tax year is qualifying income, we currently conduct a portion of our business related to these operations in a separate subsidiary that is treated as a corporation for U.S. federal income tax purposes.

This corporate subsidiary is subject to corporate‑level tax, which reduces the cash available for distribution to us and, in turn, to our unitholders. Distributions from any such corporate subsidiary are generally taxed to unitholders as dividend income to the extent of current and accumulated earnings and profits of such corporate subsidiary. An individual unitholder’s share of dividend income from any corporate subsidiary constitutes portfolio income that cannot be offset by the unitholder’s share of our other losses or deductions. If the IRS were to successfully assert that any corporate subsidiary has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner (as the holder of our incentive distribution rights), which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve‑month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve‑month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K‑1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K‑1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, you may be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We conduct business throughout the United States and many states impose a personal income tax on individuals. It is your responsibility to file all federal, state and local tax returns. Please consult your tax advisor.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

See Item 1., “Business and Properties.”

ITEM 3. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. In addition, under our omnibus agreement, Landmark will indemnify us for liabilities relating to litigation matters attributable to the ownership of the contributed assets prior to the closing of the IPO.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unit Price and Cash Distributions

Our common units are listed on the NASDAQ Global Market under the symbol "LMRK". On November 19, 2014, we completed our initial public offering of common units representing limited partnership interests in us. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for the period from November 14, 2014, the date our shares began trading.

	High Sale	Low Sale	Quarterly Cash	Distribution	Record
Quarter Ended	Price	Price	Distribution per Unit	Date	Date
December 31, 2014	$19.25	$15.72	n/a	n/a	n/a

Under our current cash distribution policy, we intend to pay a minimum quarterly distribution to the holders of our common units and subordinated units of $0.287500 per unit, or $1.15 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to pay distributions.

On January 26, 2015, the board of directors of our general partner declared a prorated cash distribution of $0.1344 per limited partnership unit. This is the first distribution declared by the Partnership and corresponds to the minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit annually. The amount is prorated for the 43-day period that the Partnership was public following the closing of its initial public offering on November 19, 2014. The distribution was paid on February 13, 2015, to unitholders of record as of February 6, 2015.

As of February 20, 2015, we had 216 unitholders of record of 4,703,675 common units outstanding.  The number of unitholders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common units, whose units are held of record by banks, brokers and other financial institutions. As of February 20, 2015, we have issued 3,135,109 subordinated units for which there is no established trading market.

Distributions of Available Cash

General

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we distribute all of our available cash to unitholders of record on the applicable record date.

Definition of Available Cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:
•	provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements);
•	comply with applicable law, any of our or our subsidiaries’ debt instruments or other agreements; or
•

provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter).

•

plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within twelve months with funds other than from additional working capital borrowings.

Intent to Distribute the Minimum Quarterly Distribution

We intend to pay at least a minimum quarterly distribution to the holders of our common units and subordinated units of $0.287500 per unit, or $1.15 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement.

General Partner Interest and Incentive Distribution Rights

Initially, our general partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

Our general partner also holds incentive distribution rights that will entitle it to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined below) in excess of $0.330625 per unit per quarter. The maximum distribution of 50% does not include any distributions that our general partner or its affiliates may receive on common or subordinated units that they may own.

Percentage Allocations of Available Cash from Operating Surplus

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total quarterly distribution per unit target amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner assume that our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

		Marginal percentage
	Total quarterly distribution	interest in distributions
	per unit target amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.287500	100%	—%
First Target Distribution	above $0.287500 up to $0.330625	100%	—%
Second Target Distribution	above $0.330625 up to $0.359375	85%	15%
Third Target Distribution	above $0.359375 up to $0.431250	75%	25%
Thereafter	above $0.431250	50%	50%

Subordinated Units and Subordination Period

General

Our partnership agreement provides that, during the subordination period (as defined below), the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.287500 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. Furthermore, no arrearages will accrue or be payable on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units.

Subordination Period

Except as described below, the subordination period began on the closing date of the IPO, November 19, 2014, and will extend until the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending December 31, 2017, that each of the following tests are met:

•

distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $1.15 (the annualized minimum quarterly distribution), for each of the three consecutive, non‑overlapping four‑quarter periods immediately preceding that date;

•

the adjusted operating surplus (as defined below) generated during each of the three consecutive, non‑overlapping four‑quarter periods immediately preceding that date equaled or exceeded the sum of $1.15 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of the Subordination Period

Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending December 31, 2015, that each of the following tests are met:

•

distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $1.725 (150% of the annualized minimum quarterly distribution), plus the related distributions on the incentive distribution rights, for the four‑quarter period immediately preceding that date;

•

the adjusted operating surplus (as defined below) generated during the four‑quarter period immediately preceding that date equaled or exceeded the sum of (1) $1.725 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during that period on a fully diluted basis and (2) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.

Expiration Upon Removal of the General Partner

In addition, if the unitholders remove our general partner other than for cause:

•

the subordinated units held by any person will immediately and automatically convert into common units on a one‑for‑one basis, provided (1) neither such person nor any of its affiliates voted any of its units in favor of the removal and (2) such person is not an affiliate of the successor general partner;

•	if all of the subordinated units convert pursuant to the foregoing, all cumulative common unit arrearages on the common units will be extinguished and the subordination period will end; and
•	our general partner will have the right to convert its incentive distribution rights into common units or to receive cash in exchange for those interests.

Expiration of the Subordination Period

When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.

The Initial Public Offering; Use of Proceeds

On November 14, 2014, our common units began trading on NASDAQ under the symbol “LMRK”.  Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., RBC Capital Markets, LLC, and Janney Montgomery Scott LLC served as representatives of the underwriters for the IPO.  We received $50,350,000 of gross proceeds from the sale of 2,650,000 common units to the public and $39,272,905 from the sale of 2,066,995 subordinated units to Landmark.

After deducting underwriting discounts, structuring fees, and other offering costs of $9,386,321, our net proceeds from the IPO and sale of subordinated units were $80,236,584. We used the net proceeds from the IPO, together with the proceeds from our sale of subordinated units to Landmark, as follows:

•	to make a distribution of $57,900,292 to Fund A and D;

•	to pay $2,907,382 in commitment fees and expenses under our revolving credit facility; and

•	to pay down $19,157,418 of outstanding indebtedness under our revolving credit facility.

On December 18, 2014, we sold an additional 100,000 common units to the public at a price of $19.00 per unit pursuant to a partial exercise by the underwriters of their option to purchase up to 397,500 additional common units.  We used the net proceeds from the sale of these units to redeem from Fund A and Fund D an equivalent number of common units which were issued to Fund A and Fund D in connection with the closing of the initial public offering.

Repurchase of Equity Securities

As described above, in connection with the partial exercise by the underwriters of their option to purchase additional shares, on December 18, 2014 we redeemed from Fund A and Fund D an aggregate of 100,000 common units.  The redemption price was $17.8125 per unit, which is equal to the initial public offering price of our common units of $19.00 less $1.875 per unit in underwriting discounts and commissions.

Recent Sales of Unregistered Securities

In connection with the contribution of substantially all of their assets and liabilities to us upon the closing of our initial public offering, we issued 2,052,665 common units and 1,068,114 subordinated units and cash to Fund A and Fund D.  In addition, Landmark purchased 2,066,995 subordinated units in us for cash at the initial public offering price of our common units.  Both issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

The following table shows selected financial data of Landmark Infrastructure Partners LP and our Predecessor for the years and as of the dates indicated. The selected financial data for the 2012 period provided through November 18, 2014 were derived from the consolidated and combined financial results of our Predecessor, and the period beginning November 19, 2014 through December 31, 2014 was derived from consolidated financial results of Landmark Infrastructure Partners LP. The following tables should be read together with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and accompanying notes in Item 15., “Exhibits, Financial Statement Schedules.” The selected financial data as of and for the years ended December 31, 2013 and 2012 was derived from the audited combined financial statements of our Predecessor.

	Year Ended December 31,
	2014	2013	2012
Statement of Income Data:
Revenue
Rental revenue	$13,489,430	$11,870,153	$6,425,215
Interest income on receivables	709,030	742,185	356,348
Total revenue	14,198,460	12,612,338	6,781,563
Expenses
Management fees to affiliate	362,495	370,625	209,091
Property operating	24,720	6,454	26,267
General and administrative	816,798	722,028	191,293
Acquisition-related	37,883	318,600	727,158
Amortization	3,497,552	3,227,303	1,434,299
Impairments	258,834	1,005,478	183,271
Total expenses	4,998,282	5,650,488	2,771,379
Other income and expenses
Interest expense	(4,984,054)	(3,840,359)	(1,476,207)
Loss on early extinguishment of debt	(2,905,259)	—	—
Realized loss on derivatives	(213,181)	—	—
Unrealized gain (loss) on derivatives	(552,268)	1,279,176	(1,016,716)
Total other income and expenses	(8,654,762)	(2,561,183)	(2,492,923)
Net income	$545,416	$4,400,667	$1,517,261
Less: Net income attributable to Predecessor	3,243,764
Net loss attributable to partners	$(2,698,348)
Net income per limited partner unit (basic and diluted):
Common units	$(0.34)
Subordinated units	$(0.34)
Cash distribution declared per limited partner unit	$0.1344
Balance Sheet Data (End of Period):
Land and real property interests, before accumulated amortization	$174,904,990	$169,692,998	$139,514,552
Land and real property interests, after accumulated amortization	$169,073,648	$166,848,098	$139,453,903
Total assets	$186,091,541	$185,938,373	$182,332,574
Secured debt facilities	$74,000,000	$89,336,688	$67,301,683
Total liabilities	$81,649,278	$98,597,593	$75,438,963
Equity	$104,442,263	$87,340,780	$106,893,611
Statement of Cash Flow Data:
Cash flow provided by operating activities	$8,802,966	$8,271,287	$4,275,673
Cash flow used in investing activities	$(5,546,342)	$(27,809,401)	$(63,953,318)
Cash flow provided by (used in) financing activities	$(3,982,843)	$(4,672,696)	$84,767,223
Other Data:
Total number of leased tenant sites (end of period)	695	672	501
EBITDA	$9,027,022	$11,468,329	$4,427,767
Adjusted EBITDA	$12,367,602	$10,930,271	$6,003,895
Distributable cash flow subsequent to the initial public offering	$1,182,212

(1)

For a definition of the non‑GAAP financial measure of EBITDA and Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

Non‑GAAP Financial Measures

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized and realized gain or loss on derivatives, loss on extinguishment of debt, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market lease intangibles, and the capital contribution to fund our general and administrative expense reimbursement. EBITDA and Adjusted EBITDA should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, EBITDA and Adjusted EBITDA should be compared with our reported net income in accordance with GAAP, as presented in our combined financial statements.

EBITDA and Adjusted EBITDA are non‑GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded limited partnerships, without regard to historical cost basis or, in the case of EBITDA and Adjusted EBITDA, financing methods;
•	the ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders;
•	our ability to incur and service debt and fund capital expenditures; and
•	the viability of acquisitions and the returns on investment of various investment opportunities.

We believe that the presentation of EBITDA and Adjusted EBITDA in this Annual Report on Form 10-K provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and Adjusted EBITDA are net income and net cash provided by operating activities. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to GAAP net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Each of EBITDA and Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income or net cash provided by operating activities, and these measures may vary from those of other companies. You should not consider EBITDA or Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. As a result, because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, EBITDA and Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table sets forth a reconciliation of our pro forma and historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income:

	Year Ended December 31,
	2014	2013	2012
Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$8,802,966	$8,271,287	$4,275,673
Unit-based compensation	(17,500)	—	—
Unrealized (gain) loss on derivatives	(552,268)	1,279,176	(1,016,716)
Loss on early extinguishment of debt	(2,905,259)	—	—
Amortization expense	(3,497,552)	(3,227,303)	(1,434,299)
Amortization of above- and below-market rents, net	551,182	430,909	224,311
Amortization of deferred loan costs	(864,318)	(751,352)	(254,454)
Receivables interest accretion	51,899	68,977	49,978
Impairments	(258,834)	(1,005,478)	(183,271)
Allowance for doubtful accounts and loan losses	(4,465)	(25,334)	(1,036)
Working capital changes	(760,435)	(640,215)	(142,925)
Net income	$545,416	$4,400,667	$1,517,261
Interest expense	4,984,054	3,840,359	1,476,207
Amortization expense	3,497,552	3,227,303	1,434,299
EBITDA	$9,027,022	$11,468,329	$4,427,767
Impairments	258,834	1,005,478	183,271
Acquisition-related	37,883	318,600	727,158
Unrealized gain (loss) on derivatives	552,268	(1,279,176)	1,016,716
Realized loss on derivatives	213,181	—	—
Loss on early extinguishment of debt	2,905,259	—	—
Unit-based compensation	17,500	—	—
Straight line rent adjustments	(105,512)	(152,051)	(126,706)
Amortization of above- and below-market rents, net	(551,182)	(430,909)	(224,311)
Deemed capital contribution due to cap on general and administrative expense reimbursement	12,349	—	—
Adjusted EBITDA	$12,367,602	$10,930,271	$6,003,895
Predecessor Adjusted EBITDA prior to initial public offering on November 19, 2014	(10,893,204)
Adjusted EBITDA subsequent to initial public offering	$1,474,398
Cash interest expense	(292,186)
Distributable cash flow subsequent to initial public offering	$1,182,212

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, our predecessor for accounting purposes. For time periods subsequent to the IPO, these terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance.  You should read the following in conjunction with the historical combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Among other things, those historical consolidated and combined financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a growth‑oriented master limited partnership formed by Landmark to own and manage a portfolio of real property interests that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. We were formed to succeed to the business of the Predecessor, which was operated and managed by Landmark. We generate revenue and cash flow from existing tenant leases of our real property interests to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers.

As a result of the IPO and the formation transactions, our future financial condition and results of operations will differ significantly from, and will not be comparable with, the historical financial position and results of operations of the Predecessor. Please refer to our consolidated and combined financial statements for further information related to the formation transactions and the IPO.

How We Generate Rental Revenue

We generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 95% of our tenant leases have contractual fixed‑rate escalators or CPI‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

Future economic or regional downturns affecting our submarkets that impair our ability to renew or re‑lease our real property interests and other adverse developments that affect the ability of our tenants to fulfill their lease obligations, such as tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our sites. Adverse developments or trends in one or more of these factors could adversely affect our rental revenue and tenant recoveries in future periods.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy, (2) operating and maintenance expenses; (3) Adjusted EBITDA; and (4) distributable cash flow.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of December 31, 2014, we had a 99% occupancy rate with 695 of our 701 available tenant sites leased. In addition, we believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been significant consolidation in the wireless communication industry in the last 2 years. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014, AT&T acquired Leap Wireless. Recent consolidation and any potential future consolidation in the wireless industry could lead to rationalization of wireless networks and reduce demand for tenant sites. In December 2014 we received one termination notice related to a MetroPCS tenant site and we expect to receive additional termination notifications from MetroPCS during 2015. Historically we had a 99% occupancy and we expect our occupancy rate to decline to approximately 97% as we receive additional termination notifications. The termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

Operating and Maintenance Expenses

Substantially all of our tenant sites are subject to effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations.

Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized or realized gain or loss on derivatives, loss on early extinguishment of debt, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market lease intangibles, and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid and maintenance capital expenditures. Distributable cash flow will not reflect changes in working capital balances.

Adjusted EBITDA and distributable cash flow are non‑GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded limited partnerships, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;
•	the ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders;
•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and the returns on investment of various investment opportunities.

We believe that the presentation of EBITDA and Adjusted EBITDA in this Annual Report on Form 10-K provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA, Adjusted EBITDA and distributable cash flow are net income and net cash provided by operating activities. EBITDA and Adjusted EBITDA should not be considered as an alternative to GAAP net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Each of EBITDA, Adjusted EBITDA and distributable cash flow has important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary from those of other companies. You should not consider EBITDA, Adjusted EBITDA and distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. As a result, because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, EBITDA, Adjusted EBITDA and distributable cash flow as presented below may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

For a further discussion of the non‑GAAP financial measures of EBITDA and Adjusted EBITDA, and a reconciliation of EBITDA and Adjusted EBITDA to the most comparable financial measures calculated and presented in accordance with GAAP, please read “Selected Historical Financial Data – Non‑GAAP Financial Measures.”

We use the term “distributable cash flow” to measure whether we have generated from our operations, or “earned,” a particular amount of cash sufficient to support the payment of the minimum quarterly distributions. Our partnership agreement contains the concept of “operating surplus” to determine whether our operations are generating sufficient cash to support the distributions that we are paying, as opposed to returning capital to our partners. Because operating surplus is a cumulative concept (measured from the initial public offering date, and compared to cumulative distributions from the initial public offering date), we use the term distributable cash flow to approximate operating surplus on a quarterly or annual, rather than a cumulative, basis. As a result, distributable cash flow is not necessarily indicative of the actual cash we have on hand to distribute or that we are required to distribute.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During 2014, 2013, and 2012, our Predecessor acquired real property interests underlying 26, 171, and 308 tenant sites, respectively. Operating results from real property interests are reflected from the date of acquisition by Landmark.

Derivative Financial Instruments

Historically we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including board of director’s compensation, insurance, legal, accounting and other expenses related to corporate governance, public reporting, tax return preparation, and compliance with various provisions of the Sarbanes‑Oxley Act, as compared to the Predecessor. Under the omnibus agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the funds. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the omnibus agreement.

Basis in Real Property Interests

We have concluded that the contribution of interests by the Contributing Landmark Funds was deemed a transaction among entities under common control, since these entities have common management and ownership and are under common control. As a result, the contribution and acquisition of real property interests and other assets from the Contributing Landmark Funds to our Predecessor was recorded at Landmark’s historical cost. In December 2012, there was a change in control of Landmark, and based on the level of ownership Landmark held in the Predecessor the purchase accounting associated with the change in control was not pushed down to the Predecessor. In connection with the formation transactions, the purchase accounting associated with the December 2012 change in control of Landmark was pushed down to us for all periods presented, which results in a higher cost basis in the assets than the Contributing Landmark Funds.

Factors That May Influence Future Results of Operations

Acquisitions of Additional Real Property Interests

We intend to pursue acquisitions of real property interests from Landmark and its affiliates, including those real property interests subject to our right of first offer. We also intend to pursue acquisitions of real property interests from third parties, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we would pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we will target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. We expect the vast majority of our acquisitions will include leases with our Tier 1 tenants or tenants whose sub‑tenants are Tier 1 companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our initial portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our initial portfolio of real property interests into other fragmented infrastructure asset classes and may pursue acquisitions internationally.

Impact of Interest Rates

Interest rates have been at or near historic lows in recent years. If interest rates rise, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

Critical Accounting Policies

The following discussion of critical accounting policies uses “we”, “our” and the “Partnership” interchangeably. Our discussion and analysis of the historical financial condition and results of operations of the Partnership are based upon its consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of significant accounting policies in Note 2 to the consolidated and combined  financial statements of the Partnership, included elsewhere in Part IV, Item 15(a)(1). We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial condition and results of operations. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by the users of our financial statements in their evaluation of our performance. Of the accounting policies discussed in the notes to the consolidated and combined financial statements of the Partnership, included in Part IV, Item 15(a)(1), the accounting policies presented below have been identified by us as critical accounting policies.

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The purchase consideration of the real property interests is allocated to the acquired tangible asset, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 9% and 20%. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price allocation and the acquisition‑date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred.

Factors considered in estimating the fair value of tangible and intangible assets acquired include information obtained about each asset as a result of Landmark’s pre‑acquisition due diligence and its marketing and leasing activities. In order to calculate the estimated in‑place lease value, we employed the income approach in accordance with ASC 805 by multiplying the anticipated market absorption period by the market rent at the time of acquisition for each in‑place lease agreement. Based on our experience in the industry, we have determined a range of lease execution timelines to be between one and six months. For the in‑place lease valuation, we consider a lease‑up period of four months to be representative of the market.

We estimated the fair value of real property interests using the income approach, by capitalizing the market rent at the time of acquisition at a market capitalization rate. The market capitalization rate was estimated by deducting an inflation rate of 3% from the market discount rate for each asset. The discount rates used ranged from 9% to 20%. The value of tenant relationships has not been separated from in‑place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in‑place lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in‑place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

The discount rate associated with each asset varies based on the location of an asset (including demographics and zoning restrictions), and other asset specific characteristics. Market rent for each asset is determined based on location of each asset, asset type, zoning restrictions, ground space necessary for the tenant’s equipment, remaining site capacity, visibility (specifically for billboards), and nearby sites.

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired asset, above‑market, below‑market and in‑place lease values are calculated based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in‑place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases measured over the estimated period the tenant is expected to be leasing the site under the above or below‑market terms. The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site. All tenant leases obtained by us through acquisition of real property interests are generally cancellable, upon 30 to 180 days’ notice by the tenants, with no significant penalty. With respect to below‑market leases, consideration is given to any below‑market renewal periods. However, for wireless communication assets, we estimated the above‑ or below‑market lease value over an analysis period of the earlier of the lease expiration or 10 years based on estimated useful life of the underlying equipment and assets. For outdoor advertising assets, we estimated the above‑ or below‑market lease value over an analysis period of the earlier of the lease expiration or 20 years, based on a longer estimated useful life of 20 years for outdoor advertising assets.

Impairment of Long‑Lived Assets

We assess the carrying values of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flow, undiscounted and without interest, expected to be generated by the asset.

In evaluating our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including the income approach using a market discount rate, terminal capitalization rate and rental rate assumptions, or on the sales comparison approach to similar assets. If our analysis indicates that the carrying value of the asset is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Assumptions and estimates used in the recoverability analyses for future cash flow, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our assets that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairments of our assets.

Revenue Recognition

The Partnership recognizes rental income under operating leases, including rental abatements, lease incentives and contractual fixed increases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight‑line basis over the non‑cancellable term of the related leases when collectability is reasonably assured. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent assets. The excess of rent payments collected over amounts recognized contractually due pursuant to the underlying lease are recorded as prepaid rents.

All leases obtained by the Partnership through its acquisition and ownership of real property interests were generally cancelable upon 30‑180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non‑cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable.

•

Wireless Communication – As a result of various factors, including the cancellation rights, ability to find alternative sites, credit risk, and historical cancellation and lease amendment rates, the lease term is generally considered to be the non‑cancellable term of the lease of 30 to 180 days. For these leases rental abatements and contractual fixed increases are recorded in the period the amounts become due and payable.

•	Outdoor Advertising – The lease term is generally considered to be the non‑cancellable term of the remaining portion of the existing term of the lease.

The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site.

Our ability to accurately estimate the term of our tenant leases is critical to the amount of revenue we recognize.

Results of Operations of our Partnership

Segments

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising, and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as both businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are effectively triple net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Our results of operations for all periods presented were affected by acquisitions made during the year ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, we had 701 and 675 available tenant sites, respectively. The following table summarizes the combined statement of operations for year ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase	Percentage
	2014	2013	(Decrease)	Difference
Revenue
Rental revenue	$13,489,430	$11,870,153	$1,619,277	14%
Interest income on receivables	709,030	742,185	(33,155)	(4)%
Total revenue	14,198,460	12,612,338	1,586,122	13%
Expenses
Management fees to affiliate	362,495	370,625	(8,130)	(2)%
Property operating	24,720	6,454	18,266	283%
General and administrative	816,798	722,028	94,770	13%
Acquisition-related	37,883	318,600	(280,717)	(88)%
Amortization	3,497,552	3,227,303	270,249	8%
Impairments	258,834	1,005,478	(746,644)	(74)%
Total expenses	4,998,282	5,650,488	(652,206)	(12)%
Other income and expenses
Interest expense	(4,984,054)	(3,840,359)	(1,143,695)	30%
Loss on early extinguishment of debt	(2,905,259)	—	(2,905,259)	100%
Realized loss on derivatives	(213,181)	—	(213,181)	100%
Unrealized (loss) gain on derivatives	(552,268)	1,279,176	(1,831,444)	(143)%
Total other income and expenses	(8,654,762)	(2,561,183)	(6,093,579)	238%
Net income	$545,416	$4,400,667	$(3,855,251)	(88)%

Rental Revenue

Rental revenue increased $1,619,277 or 14%, $245,780 of which was due to the greater number of assets in the portfolio during 2014 when compared to 2013, with the balance due to contractual rent escalations and the full period impact of assets acquired during 2013. During 2014 we had 701 available tenant sites with 695 leased tenant sites generating revenue compared to 675 available tenant sites and 672 leased tenant sites generating revenue during 2013. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $11,591,744,  $1,882,386, and $15,300, or 86%,  14%, and 0% of total rental revenue, respectively, during 2014, compared to $10,144,397,  $1,725,756, and $0, or 85%,  15%, and 0% of total rental revenue, respectively, during 2013. The occupancy rates in our wireless communication and outdoor advertising segments were 99% and 100%, respectively, during 2014 and 2013. Additionally, our effective monthly rental rates per tenant site for wireless communication and outdoor advertising segments were $1,638 and $1,355, respectively, during 2014 compared to $1,574 and $1,453, respectively, during 2013. The occupancy rate in our renewable power generation segment was 100% with an effective monthly rental rate per tenant site of $1,491 during 2014. During 2013 no real property interests were owned in the renewable power generation segment.

Interest Income on Receivables

Interest income on receivables decreased $33,155, or 4%, due to a lower receivables principal balance during 2014 when compared to 2013. We expect the amount of interest income on receivables to continue to decline as the principal balance of the receivables continues to decrease. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $8,130, or 2%, during 2014 compared 2013, due to the management fee terminating on November 19, 2014 in connection with the IPO. Landmark’s right to receive a management fee of $45 per asset per month for managing these assets was terminated in connection with our IPO and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

General and Administrative

General and administrative expenses increased $94,770, or 13%, during 2014 compared to 2013, due to an increase in additional accounting and legal related services incurred during 2014. In connection with our IPO, we entered into an agreement to reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap. For the period from November 19, 2014 to December 31, 2014 Landmark reimbursed us $12,349 for expenses related to certain general and administrative services expenses that exceeded the cap. We expect our general and administrative expenses to continue to increase due to additional costs of being a public company.

Acquisition‑Related

Acquisition‑related expenses decreased $280,717 or 88%, during 2014 compared 2013 as a result of 26 tenant site acquisitions in 2014 compared to 171 tenant site acquisitions in 2013. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items.

Amortization

Amortization expense increased $270,249, or 8%, during 2014 compared 2013 as a result of having 701 tenant sites in 2014 compared to 675 tenant sites in 2013. We expect amortization of investments in real property rights with definite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2013 and 2014 contributing to a full year of amortization.

Impairments

Impairments decreased $746,644, or 74%, during 2014 compared 2013, due to the difference in net book values between impaired assets year over year in our wireless communication segment.

Interest Expense

Interest expense increased $1,143,695, or 30%, during 2014 compared 2013, due to greater outstanding debt balances in 2104. At the close of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility and paid down $19,157,418 of outstanding indebtedness under the facility. Additionally, prior to year end December 31, 2014 we repaid $1,000,000 of outstanding indebtedness to bring our total outstanding debt as of December 31, 2014 to $74,000,000. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four-year period at an effective rate of 4.02%. On February 5, 2015, the Partnership swapped an additional $25,000,000 of the floating rate on its revolving facility at an effective rate of 3.79% over a four-year period beginning April 13, 2015.

Loss on Early Extinguishment of Debt

In connection with the amendment and restatement of the secured debt facilities as a new secured revolving credit facility, we expensed the unamortized balance of the deferred loan costs of $2,905,259 related to these facilities.

Realized loss and Unrealized Gain/(Loss) on Derivatives

The Contributing Landmark Funds mitigated exposure to fluctuations in interest rates under the secured debt facilities by entering into swap contracts that fixed the floating LIBOR rate under the facilities. These contracts were adjusted to fair value at each period end. As part of the formation transactions, the interest rate swaps held by Fund A and Fund D were terminated. The realized loss recorded in the results for 2014 reflects the termination of these contracts in 2014.  Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four-year period at an effective rate of 4.02%. The unrealized loss recorded in the results for 2014 reflects the change in fair value of the interest rate swap contracts during the period presented.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Our results of operations for all periods presented were affected by acquisitions made during the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012 we had 675 and 504 tenant sites, respectively. The following table summarizes the statements of for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Increase	Percentage
	2013	2012	(Decrease)	Difference
Revenue
Rental revenue	$11,870,153	$6,425,215	$5,444,938	85%
Interest income on receivables	742,185	356,348	385,837	108%
Total revenue	12,612,338	6,781,563	5,830,775	86%
Expenses
Management fees to affiliate	370,625	209,091	161,534	77%
Property operating	6,454	26,267	(19,813)	(75)%
General and administrative	722,028	191,293	530,735	277%
Acquisition-related	318,600	727,158	(408,558)	(56)%
Amortization	3,227,303	1,434,299	1,793,004	125%
Impairments	1,005,478	183,271	822,207	449%
Total expenses	5,650,488	2,771,379	2,879,109	104%
Other income and expenses
Interest expense	(3,840,359)	(1,476,207)	(2,364,152)	160%
Unrealized gain (loss) on derivatives	1,279,176	(1,016,716)	2,295,892	226%
Total other income and expenses	(2,561,183)	(2,492,923)	(68,260)	(3)%
Net income	$4,400,667	$1,517,261	$2,883,406	190%

Rental Revenue

Rental revenue increased $5,444,938 or 85%, $1,838,162 of which was due to the greater number of assets in the portfolio during 2013 when compared to 2012 and the balance of which was due to rental escalations and the full‑period impact of assets acquired during the year ended December 31, 2012. During the year ended December 31, 2013 we had 675 available tenant sites with 672 leased tenant sites generating revenue compared to 504 available tenant sites and 503 leased tenant sites generating revenue during the year ended December 31, 2012. Revenue generated from our wireless communication and outdoor advertising segments was $10,144,397 and $1,725,756, or 85% and 15% of total rental revenue, respectively, during the year ended December 31, 2013 compared to $5,809,931 and $615,284, or 90% and 10% of total rental revenue, respectively, for the year ended December 31, 2012. The occupancy rates in our wireless communication and outdoor advertising segments were 99% and 100%, respectively, during these periods. Additionally, our average effective monthly rental rates per tenant site for wireless communication and outdoor advertising segments were $1,574 and $1,453, respectively, during the year ended December 31, 2013 compared to $1,510 and $1,302, respectively, during the year ended December 31, 2012.

Interest Income on Receivables

Interest income on receivables increased $385,837, or 108%, during 2013 when compared to 2012 due to the acquisition of additional receivables during the second half of 2012. We expect the amount of interest income on receivables to decrease over time as the principal balance of the receivables decreases. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates increased $161,534, or 77% during 2013 when compared to 2012, due to the increase in the number of investments in real property interests in the portfolio. Landmark’s right to receive a management fee of $45 per asset per month for managing these assets was terminated in connection with our IPO and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $530,735, or 277%, during 2013 as compared to 2012, due to additional accounting and legal related fees incurred during 2013. The timing of some of the 2013 annual audit and tax work shifted to the fourth quarter of 2013, which resulted in higher general and administrative expenses in 2013 compared to 2012. Additionally, audit and tax costs increased as a result of a higher level of investments in 2013 compared to 2012.

Acquisition‑Related

Acquisition‑related expenses decreased $408,558, or 56%, during 2013 compared to 2012, due to a reduction in the number of assets acquired during 2013 as compared to 2012. During the year ended December 31, 2013, the Contributing Landmark Funds acquired 171 tenant sites compared to 308 tenant sites acquired during the year ended December 31, 2012.

Amortization

Amortization expense increased $1,793,004, or 125%, during 2013 compared to 2012, as a result of having 675 tenant sites in 2014 compared to 504 tenant sites in 2013. On December 21, 2012, a change in control occurred due to the acquisition of a controlling interest of Landmark. In connection with the formation transactions the purchase accounting associated with the December 2012 change in control of Landmark was pushed down to us, resulting in a higher cost basis in the assets in the historical financial statements of Contributing Landmark Funds. The higher costs basis increased amortization during 2013. We expect amortization expense to continue to increase based on increased acquisitions in 2013 and 2014 contributing to a full year of amortization.

Impairments

Impairments increased $822,207, or 449%, during 2013 compared to 2012, due to higher lease cancellations than occurred during 2012 in our wireless communication segment.

Interest Expense

Interest expense increased $2,364,152, or 160%, during 2013 as compared to 2012, due to greater outstanding balances under the secured debt facilities. Additionally, interest rate swap agreements were executed in 2012 and 2013 with notional amounts of $39,477,779 and $20,506,038, respectively which fixed a portion of the borrowings and had the near‑term effect of increasing the effective rate on the secured debt facilities.

Unrealized Gain/(Loss) on Derivatives

The Predecessor mitigated exposure to fluctuations in interest rates under its secured debt facilities by entering into swap contracts that fixed the floating LIBOR rate under the facilities. These contracts were marked to market at each period end. The unrealized gain recorded in the results for 2013 and the unrealized loss recorded in the results for 2012 reflects the change in fair value of these contracts during those periods. As part of the IPO and formation transactions, the interest rate swaps held by Fund A and Fund D were terminated.

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses and other expenditures directly associated with our assets, including:

•	interest expense on our revolving credit facility;
•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our unitholders.

We intend to satisfy our short‑term liquidity requirements through cash flow from operating activities and proceeds from borrowings available under our revolving credit facility.

We intend to pay a minimum quarterly distribution of $0.2875 per unit per quarter, which equates to approximately $2.3 million per quarter, or $9.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of December 31, 2014. We do not have a legal obligation to pay this distribution.

The table below summarizes the quarterly distribution paid related to our financial results for the period from the date of the IPO of November 19, 2014 to December 31, 2014:

	Distribution	Total Cash	Date
Quarter Ended (1)	Per Unit (1)	Distribution	of Distribution
December 31, 2014	$0.1344	$1,053,397	February 13, 2015

(1)

The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.2875 per unit prorated for the period from the date of the IPO of November 19, 2014 to December 31, 2014.

As of December 31, 2014, we have $74,000,000 of outstanding indebtedness, and we had  approximately $116,000,000 of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility. We intend to use the revolving credit facility, among other things, for real property interest acquisitions, working capital requirements and other general corporate purposes.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, long‑term debt, and through the issuance of additional equity.

Cash Flows

The following table summarizes our historical cash flows for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Net Cash provided by operating activities	$8,802,966	$8,271,287	$4,275,673
Net Cash used in investing activities	(5,546,342)	(27,809,401)	(63,953,318)
Net Cash provided by (used in) financing activities	(3,982,843)	(4,672,696)	84,767,223

Comparison of year ended December 31, 2014 to year ended December 31, 2013

Net cash provided by operating activities.  Net cash provided by operating activities increased $531,679 to $8,802,966 for the year ended December 31, 2014 compared to $8,271,287 for the year ended December 31, 2013. The increase is primarily attributable to the timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities decreased by $22,263,059 to $5,546,342 for the year ended December 31, 2014 compared to $27,809,401 for the year ended December 31, 2013. The decrease is due to the reduction in acquisitions of real property interests during the year ended December 31, 2014.

Net cash provided by (used in) financing activities.  Net cash used in financing activities decreased by $689,853 to $(3,982,843) for the year ended December 31, 2014 compared to $(4,672,696) for the year ended December 31, 2013.  On November 19, 2014 the Partnership completed the IPO of 2,750,000 common units to the public at a price of $19.00 per unit and we received $52,250,000 of gross proceeds from the sale. In addition, Landmark purchased from us 2,066,995 subordinated units for cash at the initial public offering price of our common units for proceeds of $39,272,905. After deducting underwriting discounts, structuring fees, and other offering costs of $9,519,321, our net proceeds from the IPO were $82,003,584. We used the net proceeds from the IPO,  together with the proceeds from our sale of subordinated units to Landmark to make distributions of $59,667,292 to Fund A and D and to pay down $19,157,418 of outstanding indebtedness under our revolving credit facility, net of $2,907,382 in commitment fees and expenses under our revolving credit facility. Additional distributions of $7,614,770 was made by the Predecessor to Contributing Landmark members during 2014.

Comparison of year ended December 31, 2013 to year ended December 31, 2012

Net cash provided by operating activities.  Net cash provided by operating activities increased by $3,995,614 to $8,271,287 for the year ended December 31, 2013 compared to $4,275,673 for the year ended December 31, 2012. The increase was primarily attributable to incremental revenue from acquisitions of investments in real property interests made during 2013 and 2012, offset by a decrease in prepaid rents, year over year.

Net cash used in investing activities.  Net cash used in investing activities decreased by $36,143,917 to $27,809,401 for the year ended December 31, 2013 compared to $63,953,318 for the year ended December 31, 2012. The change is attributable to a year over year decrease of $26,643,325 paid for real property interests acquired and $9,961,371 paid for investments in receivables.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $(4,672,696) for the year ended December 31, 2013 compared to net cash provided by financing activities of $84,767,223 for the year ended December 31, 2012. The decrease was primarily attributable to a decrease in contributions from members of $51,918,850 as a result of members’ commitments having been satisfied in the previous year, coupled with a decrease of $44,625,148 as a result of less borrowings from our secured debt facilities and payments of $641,530 on our secured debt facilities, offset by a reduction in cash paid of $1,264,832 for loan origination costs and a reduction in distributions to members of $6,480,777, year over year. The difference between the cost and the sales price of assets sold by Landmark into the Contributing Landmark Funds is treated as a distribution to Landmark. The decrease in distributions is primarily due to fewer asset sales to the fund in the year ended December 31, 2013 compared to the year ended December 31, 2012.

Revolving Credit Facility

Credit Facility

At the closing of the IPO, we amended and restated the existing secured debt facilities of Fund A and D as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, is pledged as collateral under our revolving credit facility.

Our revolving credit facility contains various covenants and restrictive provisions that limits our ability (as well as the ability of our restricted subsidiaries) to, among other things:

•	incur or guarantee additional debt;
•	make distributions on or redeem or repurchase equity;
•	make certain investments and acquisitions;
•	incur or permit to exist certain liens;
•	enter into certain types of transactions with affiliates;
•	merge or consolidate with another company;
•	transfer, sell or otherwise dispose of assets or enter into certain sale‑leaseback transactions; and
•	enter into certain restrictive agreements or amend or terminate certain material agreements.

Our revolving credit facility also requires compliance with certain financial covenants as follows:

•	a leverage ratio of not more than 8.5 to 1.0; and
•	an interest coverage ratio of not less than 2.0 to 1.0.

In addition, our revolving credit facility contains events of default including, but not limited to (i) event of default resulting from our failure or the failure of our restricted subsidiaries to comply with covenants and financial ratios, (ii) the occurrence of a change of control (as defined in the credit agreement), (iii) the institution of insolvency or similar proceedings against us or our restricted subsidiaries, (iv) the occurrence of a default under any other material indebtedness (as defined in the credit agreement) we or our restricted subsidiaries may have and (v) any one or more collateral documents ceasing to create a valid and perfected lien on collateral (as defined in the credit agreement). Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the credit agreement, the lenders may declare any outstanding principal of our revolving credit facility debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the credit agreement and the other loan documents.

Loans under our revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which will be the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one month LIBOR plus an applicable margin of 2.50%.

As of December 31, 2014, we had $74 million of outstanding indebtedness, and have approximately $116 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Commitments

Our contractual obligations as of December 31, 2014 were:

	Payments by Period
		Less than	Between	Between	More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Revolving credit facility (principal)	$74,000,000	$—	$—	$74,000,000	$–
Revolving credit facility (interest)(1)	15,692,494	3,213,480	6,426,960	6,052,054	–

(1)

Interest payable is based on the interest rates in effect on December 31, 2014, including the effect of the interest rate swap effective December 24, 2014 for a four-year term and unused commitment fees.

Off Balance Sheet Arrangements

As of December 31, 2014, our partnership does not have any off balance sheet arrangements.

Inflation

Substantially all of our tenant lease arrangements are effectively triple net and provide for fixed‑rate escalators or rent escalators tied to CPI increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and our tenants’ (or the underlying property owners’) obligations to pay taxes and expenses under our effectively triple net lease arrangements. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Newly Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standard Codification. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to not have any material impact on its combined financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

In January 2015,  the FASB issued final guidance on its initiative of simplifying income statement presentation by the eliminating the concept of extraordinary items (“ASU No. 2015-01”). Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item.  The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Partnership does not expect the adoption of ASU No. 2015-01 to have a material impact on its financial statements.

In June 2014, the FASB issued their final standard to amend the accounting guidance for stock compensation tied to performance targets (“ASU No. 2014-12”). The issue is the result of a consensus of the FASB Emerging Issues Task Force (Issue No. 13-D). The standard requires that a performance target that could be achieved after the requisite service period be treated as a performance condition, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Partnership does not expect the adoption of ASU No. 2014-12 to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014‑09”). ASU No. 2014‑09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014‑09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry‑specific guidance throughout the Industry Topics of the Codification. ASU No. 2014‑09 does not apply to lease contracts within the scope of Leases (Topic 840). For a public entity ASU No. 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Partnership does not expect the adoption of ASU No. 2014‑09 to have an impact on its financial statements.

The Partnership has adopted ASU No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals represented a strategic shift in operations (i.e., a disposal of a major geographic area, a major line of business, or a major equity method investment) to be presented as discontinued operations. The standard also requires expanded disclosures about discontinued operations and is intended to provide financial statement users with information about the ongoing trends in a company’s results from continuing operations. ASU No. 2014‑08 is effective in the first quarter of 2015 for public entities with calendar year ends. However, companies are permitted to early adopt the standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We early adopted this standard in the first quarter of 2014 and the adoption did not have a material effect on our financial condition, results of operations, or disclosures.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably opted out of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flow and fair values relevant to financial instruments are impacted by prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may continue to use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. Our primary market risk exposure will be interest rate risk with respect to our expected indebtedness.

As of December 31, 2014, our revolving credit facility has outstanding debt balance of $74,000,000. Additional  borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. If LIBOR were to increase by 50 basis points, assuming no hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flow by approximately $370,000 annually. If LIBOR were to decrease by approximately 15 basis points to zero, the decrease in interest expense on our pro forma variable rate debt would be approximately $111,000 annually.

Interest risk amounts represent our management’s estimates and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Rising interest rates could limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We intend to hedge interest rate risks related to a portion of our borrowings over time by means of interest rate swap agreements or other arrangements.

ITEM 8. Financial Statements and Supplementary Data

See Index to Consolidated and Combined Financial Statements included in Part IV, Item 15(a)(1).

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

(b) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to a transition period established by rules of the SEC for new public companies. Section 103 of the Jumpstart Our Business Startups Act of 2012 provides that an emerging growth company (EGC) is not required to provide an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act for as long as we qualify as an EGC. We are an EGC, and therefore we are not required to include an attestation report of our registered public accounting firm on our internal control over financial reporting in this report.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Management of Landmark Infrastructure Partners LP

We are managed by the directors and executive officers of our general partner, Landmark Infrastructure Partners GP LLC. Our general partner is not elected by our unitholders and will not be subject to election or re‑election by our unitholders in the future. Landmark indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts

(to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

Our general partner has eight directors, three of whom are independent as defined under the independence standards established by NASDAQ and the Exchange Act. NASDAQ does not require a listed publicly traded limited partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and the Exchange Act, subject to the transitional relief during the one‑year period following completion of the IPO.

The executive officers of our general partner  allocate their time between managing our business and affairs and the business and affairs of Landmark. The amount of time that our executive officers will devote to our business and the business of Landmark will vary in any given period based on a variety of factors. We expect that our general partner’s executive officers will devote as much time as is necessary for the proper conduct of our business and affairs.

Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations. All of the employees and other personnel that conduct our business are employed or contracted by our general partner and its affiliates, including Landmark, but we sometimes refer to these individuals in this Annual Report on Form 10-K as our employees because they provide services directly to us.

Committees of the Board of Directors

The board of directors of our general partner has established an audit committee and a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors has the composition and responsibilities described below.

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and Rule 10A‑3 promulgated under the Exchange Act, subject to certain transitional relief during the one‑year period following consummation of the IPO as described above. Thomas Carey White III, Ronald W. Readmond, and Gerald A. Tywoniuk serve as members of our audit committee. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre‑approve any non‑audit services to be rendered by our independent registered public accounting firm. Our audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee.

Conflicts Committee

At least two independent members of the board of directors of our general partner will serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Landmark, and must meet the independence standards established by NASDAQ and the Exchange Act to serve on an audit committee of a board of directors along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Directors and Executive Officers of Landmark Infrastructure Partners GP LLC

Directors are appointed by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the directors and executive officers of Landmark Infrastructure Partners GP LLC.

Name	Age	Position with Landmark Infrastructure Partners GP LLC
Arthur P. Brazy, Jr.	55	Chief Executive Officer and Director
Jeffrey J. Knyal	49	Vice Chairman
George P. Doyle	45	Chief Financial Officer and Treasurer
Keith M. Drucker	45	Senior Vice President – Investments
Daniel E. Rebeor	46	Senior Vice President – Real Estate Operations
Daniel R. Parsons	50	Senior Vice President – Information Systems and Technology
Matthew P. Carbone	48	Chairman of the Board of Directors
James F. Brown	50	Director
Jonathan A. Contos	30	Director
Edmond G. Leung	34	Director
Ronald W. Readmond	72	Director
Thomas Carey White III	49	Director
Gerald A. Tywoniuk	53	Director

Arthur P. Brazy, Jr. was appointed Chief Executive Officer and a Director of our general partner. Mr. Brazy has served as President of our sponsor, Landmark Dividend LLC, since co‑founding the company in February 2010, and as a member of the board of managers of Landmark Dividend Holdings LLC and its predecessor since February 2010. From December 2005 to March 2009, Mr. Brazy served as Chief Executive Officer of Church Mortgage Acceptance Co., LLC, a private company he co‑founded focused on direct lending to churches. From January 2001 to December 2005, Mr. Brazy served as Chief Executive Officer of Lakefront Ventures LLC, a private investment firm specializing in commercial and mortgage finance, private equity, real estate and structured finance advisory services. Prior to this, Mr. Brazy founded and led numerous private investment partnerships including Atherton Capital and worked as an officer of Eastdil Secured, a real estate investment bank. Mr. Brazy holds a B.S. in Economics from the California Institute of Technology and an M.B.A. from Stanford University. In addition to his other skills and qualifications, we believe that Mr. Brazy’s extensive experience with private investment funds, his in‑depth knowledge of the real property industry generally and in successfully operating several different companies makes him qualified to be Chief Executive Officer and a member of the Board of Directors of our general partner.

Jeffrey J. Knyal was appointed Vice Chairman of our general partner. Mr. Knyal has served as Chief Executive Officer of our sponsor, Landmark Dividend LLC, since co‑founding the company in February 2010, and as a member of the board of managers of Landmark Dividend Holdings LLC and its predecessor since February 2010. From June 2001 to July 2009, Mr. Knyal served as Chief Operating Officer and Chief Financial Officer of Wireless Capital Partners LLC, a private company he co‑founded, focused on the wireless ground lease acquisition industry. Prior to joining Wireless Capital Partners LLC, Mr. Knyal served as Vice President at RBS Greenwich Capital Markets, Chief Operating Officer and co‑founder of Franchise Mortgage Acceptance Company, and an Analyst at Dean Witter Reynolds Inc. Mr. Knyal holds a B.S. in Finance from the University of Illinois and an M.B.A. from the University of Chicago. In addition to his other skills and qualifications, we believe that Mr. Knyal’s extensive experience in the ground lease acquisition industry and in successfully operating several different companies makes him qualified to be Vice Chairman of our general partner.

George P. Doyle was appointed Chief Financial Officer and Treasurer of our general partner. Mr. Doyle has served as Chief Financial Officer and Treasurer of our sponsor, Landmark Dividend LLC, since August 2011. From June 2010 to October 2010, Mr. Doyle served as the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Clearview Hotel Trust, Inc., a REIT that invests primarily in the hospitality industry. Prior to joining Clearview Hotel Trust, Inc., Mr. Doyle served, from November 2009 to June 2010, as the Vice President of Finance for Steadfast Income Advisor, LLC, the external advisor for Steadfast Income REIT, Inc., a REIT that invests primarily in multi‑family residential properties. Mr. Doyle was also the Chief Accounting Officer for Steadfast Income REIT, Inc. Previously, Mr. Doyle served in various capacities from November 2003 to June 2009, including from July 2004 to June 2009 as the Senior Vice President – Chief Accounting Officer, at HCP, Inc., an S&P 500 REIT traded on the NYSE that invests primarily in real estate serving the healthcare industry. From September 1995 to October 2003, Mr. Doyle served in various positions with the accounting firm KPMG LLP, including as a senior manager. Mr. Doyle holds a B.A. in Business Administration from Western Washington University and a Certificate of Accounting from Seattle University. Mr. Doyle is a Certified Public Accountant. We believe that Mr. Doyle’s extensive financial and accounting background and experience with several different real estate companies makes him qualified to be Chief Financial Officer and Treasurer of our general partner.

Keith M. Drucker was appointed Senior Vice President – Investments of our general partner. Mr. Drucker has served as Chief Operating Officer of our sponsor, Landmark Dividend LLC, since April 2010. From October 2008 to April 2010, Mr. Drucker served as Business Development Manager of TowerCo LLC, a tower company founded in 2004 by veterans of the tower industry. From February 2007 to September 2008, Mr. Drucker served as Senior Vice President of Operations of Wireless Capital Partners, a private company focused on the acquisitions of cell site ground leases. From December 2002 to March 2006, he served as Vice President of Corporate Development and Operations for Global Signal, Inc., a provider of wireless, Internet, and broadband communication facilities, where he managed the acquisition and integration of nearly 8,000 real estate assets. Prior to his role at Global Signal, Mr. Drucker served as a Director for SpectraSite Communications, Inc., now American Tower, and he also served as Network Operations Manager and Account Executive at SBA Communications, Inc. Mr. Drucker received a B.S. in Business Communications from Bentley University. We believe that Mr. Drucker’s experience in the wireless communications, cellular and ground lease industries makes him qualified to be Senior Vice President – Investments of our general partner.

Daniel E. Rebeor was appointed as Senior Vice President – Real Estate Operations of our general partner. Mr. Rebeor has served as Executive Vice President of Operations, since August 2011, and General Counsel, since June 2014 (Acting General Counsel from October 2012 to June 2014) of our sponsor, Landmark Dividend LLC. From August 2007 to July 2011, Mr. Rebeor served as Senior Director, National Real Estate of Cricket Communications, Inc., a national prepaid provider of wireless voice, text, and data services (Cricket was acquired by AT&T Inc. in 2013). While at Cricket, Mr. Rebeor led the team responsible for all of Cricket’s real estate activities, including cell site management, retail and office site selection, leasing, property management, lease administration and retail and office construction. From August 2005 to August 2007, Mr. Rebeor served as Director of Operations and Director of Real Estate in the Building Solutions Group of American Tower Corporation, an independent owner, operator and developer of wireless and broadcast communication real estate in the United States and internationally. From November 2000 to August 2005, Mr. Rebeor served as Director, Real Estate Operations of SpectraSite Communications, Inc. prior to its merger with American Tower Corporation. Mr. Rebeor received a B.S. in Communications/Media from the State University of New York, College at Fredonia and a J.D. from the University of Dayton School of Law. We believe that Mr. Rebeor’s experience in the wireless communications, cellular and ground lease acquisition industries makes him qualified to be Senior Vice President – Real Estate Operations of our general partner.

Daniel R. Parsons was appointed as Senior Vice President – Information Systems and Technology of our general partner. Mr. Parsons has served as Chief Information Officer of our sponsor, Landmark Dividend LLC, since

May 2010. From January 1998 to May 2010, Mr. Parsons served as the Chief Information Officer of Budget Finance Company, a company specializing in residential and commercial mortgage loans. Previous to this, Mr. Parsons worked in the software development and technology management sectors for 12 years. Mr. Parsons received a B.S. in Business Administration and an M.B.A. from the University of Southern California. We believe that Mr. Parsons’ experience in the software development and technology management fields makes him qualified to be Senior Vice President – Information Systems and Technology of our general partner.

Matthew P. Carbone was appointed as Chairman of the Board of Directors of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Carbone was elected as Chairman of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Carbone has been a Managing Director of American Infrastructure MLP Funds (“AIM”) since he co‑founded AIM in July 2006. Mr. Carbone has served on the boards of a number of AIM portfolio companies, including as a director of the general partner of Oxford Resource Partners, L.P. from August 2007 to December 2014, as a director of the general partner of American Midstream Partners, L.P. from November 2009 to May 2012, as Chairman of the board of managers of Nordic Cold Storage Holdings, LLC since July 2011, as a director of the general partner of Tunnel Hill Partners, L.P. since July 2008, and as a member of the board of managers of Granite Communities LLC since November 2012. He received a B.A. in Neuroscience from Amherst College and an M.B.A. from Harvard Business School. We believe that Mr. Carbone’s extensive investing and corporate finance experience, as well as his in depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

James F. Brown was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Brown has served as Managing Director of AVG Holdings, LP (“AVG”), a diversified private investment firm, since July 2009 and as a member of the board of managers of Landmark Dividend Holdings LLC since February 2010. From 2002 to June 2009, Mr. Brown was an independent investor involved in a number of real estate and technology companies. In connection with his service as Managing Director of AVG, he currently serves on the board of a number of private portfolio companies, including Bellicum Pharmaceuticals, Inc., Pacific GeneTech Ltd., Secondcap, Ltd. and SmartLogic Ltd. From 1999 to 2002, Mr. Brown served as Executive Vice President, General Manager and General Counsel of OpenTV, Inc., a technology and media company which he helped to guide through its initial public offering. Prior to joining OpenTV, Inc., Mr. Brown was a Partner in the law firm of McDermott, Will & Emery in Menlo Park, and then previously a Partner with the law firm of Pillsbury Madison & Sutro in San Francisco, California. Mr. Brown received a B.S. in Accounting from Weber State University and a J.D. from Brigham Young University. Mr. Brown is a certified public accountant (inactive) and a member of the bar in California. We believe that Mr. Brown’s diverse legal and financial background and his experience as a director and investor in diverse real estate and technology companies makes him qualified to be a member of the Board of Directors of our general partner.

Jonathan A. Contos was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Contos has served as a member of the board of directors of the general partner of StoneMor Partners L.P., a leading owner and operator of cemeteries and funeral homes, since August 2014, and as a member of the board of managers of Landmark Dividend Holdings LLC since December 2012. Mr. Contos has been a Vice President of AIM since December 2013 and was a Senior Associate from September 2012 to December 2013. From June 2011 to August 2011, Mr. Contos worked for TaylorMade‑adidas Golf, a leading provider of golf and sporting goods equipment. From August 2008 to June 2010, Mr. Contos was an Associate in the North American Buyouts Group at TPG Capital. Prior to his time at TPG, Mr. Contos was an investment banking Analyst in Morgan Stanley’s Corporate Finance Group. Mr. Contos received an A.B. in Economics from Harvard College and an M.B.A. from Stanford University. We believe that Mr. Contos’s experience with various financial and investment matters, and his familiarity with the business of our sponsor and the real estate industry in general, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

Edmond G. Leung was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Leung was elected as a member of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Leung has been a Principal of AIM since December 2013, and was a Vice President with AIM from January 2010 until November 2013 and an Associate from September 2007 to December 2009. Mr. Leung has served as a member of the board of managers of Nordic Cold Storage LLC, an AIM portfolio company, since July 2011. Mr. Leung received a B.A. in Economics and a B.S. in Business Administration from University of California, Berkeley. We believe that Mr. Leung’s extensive investing and corporate finance experience, as well as his in depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

Ronald W. Readmond was appointed a director of our general partner. Mr. Readmond has served as a Senior Advisor with Kelly Park Capital LLC, an investment advisory and consulting firm, since March 2009. Mr. Readmond previously served as Founder and Chief Executive Officer of Milestone International Asset Management, Inc., a private wealth management firm, from 2004 to 2007. Prior to that, Mr. Readmond served as Interim Chief Executive Officer of TruMarkets, an electronic fixed income trading platform, from January 2001 to June 2001, as a director of ProBusiness Services, Inc. from February 1997 to June 2003, and as President and Co‑Chief Executive Officer of Wit Capital Corporation, now Soundview Technology Group, a part of UBS, from June 1998 to June 2000. From 1989 to 1996, Mr. Readmond served in various capacities, including Chief Operating Officer and Vice Chairman, at Charles Schwab & Co., Inc., a brokerage and investing company. Mr. Readmond has also previously served as a General Partner and Managing Director of Alex Brown & Sons, as Chairman of International Equity Partners, and as a director of NASDAQ. Mr. Readmond received a B.A. in Economics from Western Maryland College. We believe that Mr. Readmond’s significant financial expertise and experience provide him with the necessary experience to be a member of the Board of Directors of our general partner.

Thomas Carey White III was appointed a Director of our general partner. Mr. White has served as the Chief Executive Officer of Positive Arts LLC, a systems architecture, engineering and management firm, since January 2011. Mr. White has also served as Chief Financial Officer of Active Sports Clubs, a healthy lifestyle company with ten club locations, since January 2014, and as Chief Financial Officer of Itrim US, LLC, a fitness and health company, since November 2011. Mr. White has also served as the Chairman of Feeding Your Kids Foundation, a nonprofit organization that runs an international program focused on teaching parents how to feed their children healthier food, since he cofounded the Foundation in May 2010. Mr. White also served as the Chief Financial Officer and Chief Technology Officer of Club One, a fitness company, from January 2004 to December 2010. Mr. White received a BA from Stanford University and an MBA from Harvard Business School. We believe that Mr. White’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

Gerald A. Tywoniuk was appointed a Director of our general partner in January 2015.  Mr. Tywoniuk currently serves on the board of directors of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP (formerly Oxford Resource Partners, LP), and chairs the board’s audit committee. He also serves as an independent director and audit committee chairperson at American Midstream GP, LLC, the general partner of American Midstream Partners, L.P. From June 2008 through August 2013, Mr. Tywoniuk served Pacific Energy Resources Ltd. in various senior roles (Senior Vice President, Finance beginning June 2008, Chief Financial Officer beginning August 2008, acting Chief Executive Officer and CFO beginning September 2009, Plan Representative beginning December 2010). He held these positions as an employee until May 2010 and as a consultant on a part-time basis until August 2013. Pacific Energy Resources Ltd. was an oil and gas acquisition, exploitation and development company. Mr. Tywoniuk joined the company in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and in August 2013 completed its liquidation. Mr. Tywoniuk has over 32 years of experience in accounting and finance and has previously served a number of public companies in senior executive and management roles, including as chief financial officer and director of MarkWest

Energy Partners, L.P. in connection with its initial public offering. We believe that Mr. Tywoniuk’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

Board Leadership Structure

Directors of the board of directors of our general partner are designated or elected by Landmark. Accordingly, unlike holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement. The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices.

Board Role in Risk Oversight

Our governance guidelines provide that the board of directors of our general partner is responsible for reviewing our process for assessing the major risks facing us and our options for mitigation. This responsibility will be largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our registered public accounting firm our major risk exposures and the policies management has implemented to monitor such risk exposures, including our financial risk exposure and risk management policies.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities,  to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the  reporting forms and written representations provided to us from the persons required to file reports, we believe that each  of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered  class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31,  2014.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that seeks to identify and mitigate conflicts of interest between our interests and the interests of our general partner and its employees, directors and officers. However, we cannot assure you that these policies or provisions will always be successful in eliminating or minimizing the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of unitholders.

Principal Executive Offices and Internet Address

Our principal executive offices are located at 2141 Rosecrans Avenue, Suite 2100, El Segundo, CA 90245, and our telephone number is (310) 598‑3173. We post governance documents on our website at http://www.landmarkmlp.com. We expect to make our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (“SEC”) available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report Form 10-K and does not constitute a part of this Annual Report Form 10-K.

ITEM 11. Executive Compensation

We do not employ any of the persons responsible for managing our business. Our general partner, under the direction of its board of directors is responsible for managing our operations and for obtaining the services of the employees that operate our business. Our general partner’s executive officers are employed and compensated by Landmark and have responsibilities to both us and Landmark. Our general partner’s executive officers allocate their time between managing our business and managing the business of Landmark. Our general partner’s executive officers currently devote substantially less than a majority of their working time to matters relating to us and we currently expect our general partner’s executive officers to continue for the foreseeable future to devote substantially less than a majority of their working time to matters relating to us. We currently do not have a compensation committee, and we do not plan to have one.  Pursuant to the omnibus agreement entered into at the close of the IPO, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, including certain executive management services by certain officers of our general partner and compensation expense for all employees required to manage and operate our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO.  The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Except with respect to any equity incentive awards in us that may be granted under our 2014 Long‑Term Incentive Plan, or “LTIP,” our general partner’s executive officers will not receive any separate amounts of compensation for their services to us and all compensation decisions for our general partner’s executive officers will be made by Landmark, without input from our general partner’s board of directors or any committees thereof. Any awards granted to our general’s partner’s executive officers under our LTIP will be determined and granted by our general partner’s board of directors or one of its applicable committees. No such awards were granted to any of our executive officers in 2014.

Compensation of our Directors

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners GP LLC Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”).  The Non-Employee Director Compensation Plan provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner with annualized compensation consisting of $35,000 in cash, payable quarterly, an annual grant of Common Units valued at $35,000 and additional cash compensation for attending meetings of the board of directors of the General Partner or a committee thereof.  Pursuant to the Non-Employee Director Compensation Plan, the chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $10,000 and the chairman of any other committee of the board of directors, as may be established at any time, shall be entitled to an amount in cash as determined by the board of directors. Such directors will also receive reimbursement for out‑of‑pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or Landmark or its affiliates who also serve as directors will not receive additional compensation for their service as directors. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the total compensation paid to our non-employee directors as compensation for their partial year of service to us in 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash(1)	Total
Ronald W. Readmond	$11,750	$11,750
Thomas Carey White III	$14,250	$14,250

(1)

Amounts shown represent a pro-rated retainer for 2014 and meeting fees.  None of our non-employee directors received any grants of Common Units in 2014 or held any outstanding equity awards in us.  The first equity grants made to our non-employee directors pursuant to the Non-Employee Director Compensation Plan occurred in January 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, the following equity securities were authorized for issuance under our existing compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding,	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights (#)	and Rights ($)	reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	785,000 (1)
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	785,000

(1)	Amount shown represents Common Units available for issuance under the LTIP as of December 31, 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of units of Landmark Infrastructure Partners and the related transactions and held by beneficial owners of 5% or more of the units, by each director, director nominee and named executive officer of Landmark Infrastructure Partners GP LLC, our general partner, and by all directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 4,702,665 common units and 3,135,109 subordinated units outstanding as of December 31, 2014. Unless otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the units and the business address of each such beneficial owner is c/o Landmark Infrastructure Partners LP, 2141 Rosecrans Avenue, Suite 2100, El Segundo, CA 90245.

Total
Partnership
	Common Units		Subordinated Units		Interests
Name of beneficial owner(1)	Number	Percent	Number	Percent	Percent
Landmark Dividend LLC(2)	—	—%	3,135,109	100%	40.0%
Dennis S. Hersch(3)	376,772	8.0%	—	—	4.8%
Directors/Named Executive Officers
Arthur P. Brazy, Jr.	5,502	*	—	—	*
Jeffrey J. Knyal	—	—	—	—	—
George P. Doyle	—	—	—	—	—
Keith M. Drucker	—	—	—	—	—
Daniel E. Rebeor	—	—	—	—	—
Daniel R. Parsons	—	—	—	—	—
Matthew P. Carbone	—	—	—	—	—
James F. Brown	—	—	—	—	—
Jonathan A. Contos	—	—	—	—	—
Edmond G. Leung	—	—	—	—	—
Ronald W. Readmond	—	—	—	—	—
Thomas Carey White III	—	—	—	—	—
Gerald A. Tywoniuk	—	—	—	—	—
All Directors and Executive Officers as a group (12 persons)	5,502	* %	—	—%	* %

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 2141 Rosecrans Avenue, Suite 2100, P.O. Box 3429, El Segundo, CA 90245.
(2)

Landmark Dividend LLC is indirectly owned and managed by Landmark Dividend Holdings LLC. Landmark Dividend Holdings LLC is managed by a board of managers. The board of managers of Landmark Dividend Holdings LLC is comprised of Matthew P. Carbone, Edmond G. Leung, Jonathan A. Contos, Fenton R. Talbott, Jeffrey J. Knyal, Arthur P. Brazy, Jr., James F. Brown, Trevor J. Brock and David L. Hollon. AIM Landmark Holdings, LLC is the record holder of approximately 57% of the limited liability company interests of Landmark Dividend Holdings, LLC and is entitled to elect the majority of the members of the board of managers of Landmark Dividend Holdings LLC. AIM Landmark Holdings, LLC is controlled by AIM Universal Holdings, LLC. AIM Universal Holdings, LLC is managed by Robert B. Hellman, Matthew P. Carbone and Judy N. Bornstein, and voting and investment determinations with respect to the securities held by Landmark Dividend LLC are ultimately controlled by the following AIM Universal Holdings, LLC persons: Robert B. Hellman, Jr., Matthew P. Carbone, Brian Barlow, Ryan Barnes, Judith Bornstein, Edward Diffendal, Jonathan A. Contos, Matthew Garibaldi, Nancy Katz and Edmond G. Leung. Each of the foregoing persons and each member of the board of managers of Landmark Dividend Holdings LLC, disclaims beneficial ownership of such securities. Each of AIM Universal Holdings, +LLC, AIM Landmark Holdings, LLC and Landmark Dividend Holdings, LLC may be deemed to indirectly beneficially own the securities held by Landmark Dividend LLC, but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein. The principal business address of AIM Universal Holdings, LLC is 950 Tower Lane, Suite 800, Foster City, California 94404.

(3)

Includes (1) 34,302 common units owned by Mr. Hersch and (2) 342,470 common units owned by various trusts for which Mr. Hersch serves as trustee and for which he disclaims beneficial ownership. The principal business address of Mr. Hersch is 60 East 42 Street, Suite 1700, New York, NY 10165.

*The percentage of units beneficially owned by each director or each executive officer does not exceed 1% of the common units outstanding. The percentage of units beneficially owned by all directors and executive officers as a group does not exceed 1% of the common units outstanding.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

Landmark owns 3,135,109 subordinated units, representing a 40% limited partner interest in us. In addition, our general partner owns a non‑economic general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments made by us to our general partner and its affiliates in connection with our ongoing operation and liquidation. These distributions and payments were and will be determined by and among affiliated entities and, consequently, are not the result of arm’s‑length negotiations.

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to the unitholders pro rata, including Landmark, as holder of an aggregate of 3,135,109 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, Landmark would receive an annual distribution of $3,605,375 on its subordinated units.

Payments to our general partner and its affiliates

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under the omnibus agreement that we entered into at the closing of the IPO, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO. The expenses of other employees will be allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our general partner who provide services to us. We will also reimburse Landmark for any additional out‑of‑pocket costs and expenses incurred by Landmark and its affiliates in providing general and administrative services to us. Please read “– Agreements Governing the Transactions – Omnibus Agreement” below and Item 11., “Executive Compensation – Compensation of Our Directors.” In connection with third party acquisitions, Landmark will be obligated to provide certain acquisition services to us. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing any such acquisition services we choose to utilize. These acquisition services fees will not be subject to the cap on general and administrative expenses. However, we are under no obligation to utilize Landmark for acquisition services, and may utilize the services of third parties in connection with acquisitions.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Our Agreements with Landmark

Contribution Agreement

At the closing of the IPO, we entered into a contribution, conveyance and assignment agreement, which we refer to as our contribution agreement, with Landmark and our general partner under which Landmark contributed all of our initial assets to us.

Omnibus Agreement

At the closing of the IPO, we entered into an omnibus agreement with Landmark and the Remaining Landmark Funds, and our general partner that addressed the following matters:

•

our obligation to reimburse Landmark for all costs and expenses incurred by Landmark in providing us partnership, general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

•	an indemnity by Landmark for certain liabilities associated with our assets; and
•	our right of first offer to acquire real property interests that the Remaining Landmark Funds currently own or acquire in the future before selling or transferring those assets to any third party.

So long as Landmark controls our general partner, the omnibus agreement will remain in full force and effect. If Landmark ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.

We will reimburse Landmark quarterly for the expenses incurred by Landmark and its affiliates in providing these services. Landmark has agreed that our obligation to reimburse Landmark for certain of these general and administrative services during any calendar quarter will be capped at the greater of (i) $162,500 and (ii) 3% of our revenue during the preceding calendar quarter. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Right of First Offer

In connection with the IPO, the Remaining Landmark Funds granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party.

Acquisition Services

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our general partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above.

Indemnification

Environmental Indemnification by Landmark.  Under the omnibus agreement, Landmark will indemnify us for all violations of environmental laws and all environmental remediation or corrective action that is required by environmental laws, in each case to the extent related to the assets contributed to us by Landmark in connection with the IPO and arising prior to the closing of the IPO, or relating to a condition existing as of closing that continues after closing, under laws in existence prior to the closing of the IPO. Landmark will not be obligated to indemnify us for any environmental losses unless Landmark is notified of such losses prior to the fifth anniversary of the closing of the IPO. Furthermore, Landmark will not be obligated to indemnify us for any environmental losses of $50,000 or less, nor will Landmark be obligated to indemnify us until our aggregate indemnifiable losses exceed a $500,000 deductible (and then Landmark will only be obligated to indemnify us for amounts in excess of such deductible). Finally, the aggregate amount that Landmark is obligated to indemnify us for is capped at $5,000,000.

Title and Permit Indemnification by Landmark.  For a period of five years after the closing of the IPO, Landmark will indemnify us for losses relating to our failure to have at closing any title, right of way, consent, license, permit, or approval necessary for us to own or operate our assets in substantially the same manner that the assets were owned or operated immediately prior to the closing of the IPO and as described herein, subject to a $50,000 per incident deductible.

Tax Indemnification by Landmark.  For a period up to 60 days past the expiration of any applicable statute of limitations, Landmark will indemnify us for any federal, state and local tax liability attributable to the operations or ownership of the assets contributed to us arising prior to the closing of the IPO or otherwise related to Landmark’s contribution of those assets to us in connection with the IPO, including any such income tax liability of Landmark and its affiliates that may result from our formation transactions or that arises under Treasury Regulation Section 1.1502‑6.

Indemnification by Us.  We have agreed to indemnify Landmark for events and conditions associated with the ownership or operation of our assets that occur after the closing of the IPO (other than any environmental liabilities for which Landmark is specifically required to indemnify us as described above). There is no limit on the amount for which we will indemnify Landmark under the omnibus agreement.

License of Trademarks.  Landmark granted us a nontransferable, nonexclusive, royalty‑free worldwide right and license to use certain trademarks and trade names owned by Landmark.

Other Agreements with Landmark and Related Parties

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner adopted a related party transactions policy in connection with the closing of the IPO that provides that the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.

The related party transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with the code of business conduct and ethics.

The related party transactions policy described above was adopted in connection with the closing of the IPO, and as a result the transactions described above were not reviewed under such policy.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Fees for professional services rendered by Ernst & Young LLP, our independent auditor, for the year ended December 31, 2014 are presented in the following table. The audit fees shown below are for professional services rendered during the period subsequent to the IPO for the audit of our financial statements for the year ended December 31, 2014. The Partnership was formed in July 2014.

Category	2014
Audit fees (1)	$350,000
Audit-related fees (2)	1,398,209
Tax fees	—
All other fees	—
Total	$1,748,209

(1)	The Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, and services that were provided in connection with statutory and regulatory filings.
(2)	Audit-related fees incurred in connection with the IPO.

The Audit Committee has adopted a pre-approval policy for the pre-approval of certain services rendered to us by Ernst & Young LLP. All of the fees in the table above were approved in accordance with this policy. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that EY’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by EY must be pre-approved by the Audit Committee. The Audit Committee has delegated authority to approve permitted services to the Audit Committee’s Chair. Such approval must be reported to the entire Audit Committee at the next scheduled Audit Committee meeting.

Auditor Independence

The Audit Committee of the board of directors of our general partner has considered whether Ernst & Young LLP is independent for purposes of providing external audit services to us, and the Audit Committee has determined that Ernst & Young LLP is independent.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm	F‑2
Consolidated and Combined Balance Sheets as of December 31, 2014 and 2013	F‑3
Consolidated and Combined Statements of Income for the years ended December 31, 2014, 2013, 2012	F‑4
Consolidated and Combined Statements of Partners’ Capital	F‑5
Consolidated and Combined Statements of Cash Flows	F‑6
Notes to Consolidated and Combined Financial Statements	F‑7

(a)(2) Schedule III: Real Estate and Accumulated Depreciation

Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

(a)(3) Exhibits:

The following documents are filed as exhibits to this annual report:

Exhibit number	Description
3.1

Certificate of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-11 (Registration No. 333-199221), initially filed on October 8, 2014, as amended)

3.2

First Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 25, 2014)

10.1	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 25, 2014)
10.2	Omnibus Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 25, 2014)
10.3	Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 25, 2014)
10.4	Patent License Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 25, 2014)
10.5†	Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 25, 2014)
10.6†

Form of Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Program Phantom Unit Agreement with Distribution Equivalent Rights (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-11 (Registration No. 333-199221), initially filed on October 8, 2014, as amended)

10.7†

Form of Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Program Phantom Unit Agreement without Distribution Equivalent Rights (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-11 (Registration No. 333-199221), initially filed on October 8, 2014, as amended)

21.1*	List of Subsidiaries of Landmark Infrastructure Partners LP
23.1*	Consent of Ernst &Young LLP
31.1*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal executive officer.
31.2*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal financial officer.
32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*Filed herewith.

†Previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 26, 2015.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 26, 2015.

Signature	Title	Date

/s/ Arthur P. Brazy, Jr.	Director and Chief Executive Officer	February 26, 2015
Arthur P. Brazy, Jr.	(Principal Executive Officer)

/s/ George P. Doyle	Chief Financial Officer and Treasurer	February 26, 2015
George P. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Carbone	Chairman of the Board of Directors	February 26, 2015
Matthew P. Carbone

/s/ James F. Brown	Director	February 26, 2015
James F. Brown

/s/ Jonathan A. Contos	Director	February 26, 2015
Jonathan A. Contos

/s/ Edmond G. Leung	Director	February 26, 2015
Edmond G. Leung

/s/ Ronald W. Readmond	Director	February 26, 2015
Ronald W. Readmond

/s/ Thomas Carey White III	Director	February 26, 2015
Thomas Carey White III

/s/ Gerald A. Tywoniuk	Director	February 26, 2015
Gerald A. Tywoniuk

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F‑2
Consolidated and Combined Balance Sheets as of December 31, 2014 and 2013	F‑3
Consolidated and Combined Statements of Income for the years ended December 31, 2014, 2013, 2012	F‑4
Consolidated and Combined Statements of Partners’ Capital	F‑5
Consolidated and Combined Statements of Cash Flows	F‑6
Notes to Consolidated and Combined Financial Statements	F‑7
Schedule III: Real Estate and Accumulated Depreciation	F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of Landmark Infrastructure Partners LP

We have audited the accompanying consolidated and combined balance sheets of Landmark Infrastructure Partners LP as of December 31, 2014 and 2013, and the related consolidated and combined statements of income consolidated and combined statements of partners’ capital consolidated and combined statements of cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index to this registration statement. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Landmark Infrastructure Partners LP at December 31, 2014 and 2013, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

February 26, 2015

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

	December 31,
	2014	2013
Assets
Land	$1,895,117	$1,895,117
Real property interests	173,009,873	167,797,881
Total land and real property interests	174,904,990	169,692,998
Accumulated amortization of real property interest	(5,831,342)	(2,844,900)
Land and net real property interests	169,073,648	166,848,098
Investments in receivables, net	8,665,274	9,085,281
Cash and cash equivalents	311,108	1,037,327
Rent receivables, net	80,711	112,115
Due from Landmark and affiliates	659,722	648,701
Deferred loan cost, net	2,838,879	3,240,779
Deferred rent receivable	279,324	173,812
Derivative assets	—	455,561
Other intangible assets, net	3,783,653	4,336,699
Other assets	399,222	—
Total assets	$186,091,541	$185,938,373
Liabilities and equity
Revolving credit facility	$74,000,000	$—
Secured debt facilities	—	89,336,688
Accounts payable and accrued liabilities	141,508	945,664
Due to Landmark and affiliates	—	583,689
Other intangible liabilities, net	5,685,590	6,192,391
Prepaid rent	1,532,372	1,346,060
Derivative liabilities	289,808	193,101
Total liabilities	81,649,278	98,597,593
Commitments and contingencies (Note 15)
Equity	104,442,263	87,340,780
Total liabilities and equity	$186,091,541	$185,938,373

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated  and Combined Statements of Income

	Year Ended December 31,
	2014	2013	2012
Revenue
Rental revenue	$13,489,430	$11,870,153	$6,425,215
Interest income on receivables	709,030	742,185	356,348
Total revenue	14,198,460	12,612,338	6,781,563
Expenses
Management fees to affiliate	362,495	370,625	209,091
Property operating	24,720	6,454	26,267
General and administrative	816,798	722,028	191,293
Acquisition-related	37,883	318,600	727,158
Amortization	3,497,552	3,227,303	1,434,299
Impairments	258,834	1,005,478	183,271
Total expenses	4,998,282	5,650,488	2,771,379
Other income and expenses
Interest expense	(4,984,054)	(3,840,359)	(1,476,207)
Loss on early extinguishment of debt	(2,905,259)	—	—
Realized loss on derivatives	(213,181)	—	—
Unrealized gain (loss) on derivatives	(552,268)	1,279,176	(1,016,716)
Total other income and expenses	(8,654,762)	(2,561,183)	(2,492,923)
Net income	$545,416	$4,400,667	$1,517,261
Less: Net income attributable to Predecessor	3,243,764
Net loss attributable to partners	$(2,698,348)
Net loss per limited partners unit
Common units – basic and diluted	$(0.34)
Subordinated units – basic and diluted	$(0.34)
Weighted-average limited partner units outstanding
Common units – basic and diluted	4,702,665
Subordinated units – basic and diluted	3,135,109

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’  Capital

	Landmark Infrastructure Partners LP
	Common	Subordinated	General
	Unitholders	Unitholder	Partner	Landmark Infrastructure
	Public	Landmark	Landmark	Partners LP Predecessor	Total Equity
Balance as of December 31, 2011	$—	$—	$—	$33,634,317	$33,634,317
Cash Contributions	—	—	—	52,418,850	52,418,850
Contributions of real property interests	—	—	—	3,902,791	3,902,791
Distributions	—	—	—	(32,197,602)	(32,197,602)
Change in control	—	—	—	48,049,897	48,049,897
Net income	—	—	—	1,517,261	1,517,261
Balance as of December 31, 2012	$—	$—	$—	$107,325,514	$107,325,514
Cash Contributions	—	—	—	500,000	500,000
Contributions of real property interests	—	—	—	831,424	831,424
Distributions	—	—	—	(25,716,825)	(25,716,825)
Net income	—	—	—	4,400,667	4,400,667
Balance as of December 31, 2013	$—	$—	$—	$87,340,780	$87,340,780
Contributions of real property interests to predecessor	—	—	—	49,500	49,500
Distributions	—	—	—	(7,614,770)	(7,614,770)
Net income attributable to Predecessor	—	—	—	3,243,764	3,243,764
Contribution of assets by Landmark Infrastructure Partners LP Predecessor	93,222,079	(8,447,609)	—	(83,019,274)	1,755,196
Balance post reorganization(1)	$93,222,079	$(8,447,609)	$—	$—	$84,774,470
Proceeds from initial public offering, net of offering costs of $9,519,321	42,730,679	—	—	—	42,730,679
Proceeds from sale of subordinated units to Landmark	—	39,272,905	—	—	39,272,905
Distributions to Contributing Landmark Funds	(59,667,292)	—	—	—	(59,667,292)
Capital contribution to fund general and administrative expense reimbursement	—	—	12,349	—	12,349
Unit-based compensation	17,500	—	—	—	17,500
Net income attributable to partners	(1,619,009)	(1,079,339)	—	—	(2,698,348)
Balance as of December 31, 2014	$74,683,957	$29,745,957	$12,349	$—	$104,442,263

(1)

Prior to the reorganization and closing of the IPO on November 19, 2014, financials represent the Combined and Consolidated results of the Contributing Landmark Funds and various assets, our predecessor for accounting purposes. For time periods subsequent to the reorganization and IPO, these financial statements represent the results of Landmark Infrastructure Partners LP.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash  Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$545,416	$4,400,667	$1,517,261
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	17,500	—	—
Unrealized (gain) loss on derivatives	552,268	(1,279,176)	1,016,716
Loss on early extinguishment of debt	2,905,259	—	—
Amortization expense	3,497,552	3,227,303	1,434,299
Amortization of above- and below- market lease	(551,182)	(430,909)	(224,311)
Amortization of deferred loan costs	864,318	751,352	254,454
Receivables interest accretion	(51,899)	(68,977)	(49,978)
Impairments	258,834	1,005,478	183,271
Allowance for investments in receivables	4,465	25,304	—
Allowance for doubtful accounts	—	30	1,036
Changes in operating assets and liabilities:
Rent receivables, net	31,404	115,435	(217,699)
Accounts payable and accrued liabilities	666,747	159,860	785,804
Deferred rent receivables	(105,512)	(152,051)	(126,706)
Prepaid rent	186,312	405,404	869,402
Due to Landmark and affiliates	380,706	111,567	(1,167,876)
Other assets	(399,222)	—	—
Net cash provided by operating activities	8,802,966	8,271,287	4,275,673
Investing activities
Acquisition of land	—	(1,301,916)	(406,142)
Acquisition of real property interests	(6,298,077)	(27,209,853)	(53,853,178)
Acquisition of receivables	—	—	(9,961,371)
Repayment of receivables	751,735	702,368	267,373
Net cash used in investing activities	(5,546,342)	(27,809,401)	(63,953,318)
Financing activities
Proceeds from initial public offering, net of offering costs of $9,519,321	42,730,679	—	—
Proceeds from sale of subordinated units to Landmark	39,272,905	—	—
Proceeds from the revolving credit facility	75,000,000	—	—
Proceeds from secured debt facilities	5,772,087	22,676,535	67,301,683
Principal payments on the revolving credit facility	(1,000,000)	—	—
Principal payments on secured debt facilities	(95,108,775)	(641,530)	—
Deferred loan costs	(3,367,677)	(1,490,876)	(2,755,708)
Contributions from Contributing Landmark Funds members	—	500,000	52,418,850
Distributions to Contributing Landmark Funds members	(67,282,062)	(25,716,825)	(32,197,602)
Net cash provided by (used in) financing activities	(3,982,843)	(4,672,696)	84,767,223
Net increase (decrease) in cash and cash equivalents	(726,219)	(24,210,810)	25,089,578
Cash and cash equivalents at beginning of year	1,037,327	25,248,137	158,559
Cash and cash equivalents at end of year	$311,108	$1,037,327	$25,248,137

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated and Combined Financial Statements

1. Organization

Landmark Infrastructure Partners, LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) as a standalone master limited partnership organized in the state of Delaware. On November 19, 2014 the Partnership completed its initial public offering (the “IPO”) of 2,750,000 common units (including 100,000 common units issued pursuant to the partial exercise of the underwriters’ over-allotment option) to the public representing limited partner interest. In addition, Landmark purchased from us of an additional 2,066,995 subordinated units for cash at the IPO price of our common units. References in this report to the “Partnership,” “we,” “us,” “our” used in the present tense or future tense refers to Landmark Infrastructure Partners, LP. For periods prior to the IPO, these terms refer to Landmark Infrastructure Partners, LP Predecessor, our Predecessor for accounting purposes. Landmark Infrastructure Partners LP Predecessor, is not a legal entity but rather a combination of two private real estate investment funds (Landmark Dividend Growth Fund-A LLC and Landmark Dividend Growth Fund-D LLC, referred to collectively hereafter as the “Contributing Landmark Funds”)  controlled by Landmark (collectively with its consolidated subsidiaries), and include the operations of the real property interests during the period prior to being owned by the Contributing Landmark Funds to the extent they were owned by the Sponsor (the Contributing Landmark Funds and the various assets are collectively referred to as the “Predecessor”).

The Partnership was formed to own a portfolio of real property interests that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership also own certain interests in receivables associated with similar assets. Concurrently with the IPO, the Partnership completed its formation transactions, pursuant to which it acquired, through a series of transactions, substantially all of the assets and liabilities of the Contributing Landmark Funds. The formation transactions consisted of the following:

•

the contribution by Fund A and Fund D to us of substantially all of their assets and liabilities, including their obligations under their secured debt facilities, in exchange for, in the aggregate, 1,952,665 common units, 1,068,114 subordinated units and cash, all of which has been distributed to their respective members, including Landmark, as part of each fund’s liquidation;

•	the purchase by Landmark from us of an additional 2,066,995 subordinated units for cash at the initial public offering price of our common units;
•	our issuance of all the incentive distribution rights to our general partner, which also retained a non‑economic general partner interest in us;
•	our issuance of 2,750,000 common units to the public in the IPO, representing a 35.1% limited partner interest in us;
•

the assumption of the secured debt facilities from Fund A and Fund D, the amendment and restatement of such facilities as a new $190.0 million secured revolving credit facility, and the reduction in the outstanding principal amount in respect of such facilities from $94.2 million to $75.0 million;

•	our entry into an omnibus agreement with Landmark and each of the Remaining Landmark Funds; and
•

the adjustment to the basis of certain contributed assets and liabilities to Landmark’s basis, which reflects the change in control of Landmark which occurred in December 2012, as a result of accounting for the formation transactions as a reorganization of entities under common control pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations (ASC 805).

On December 21, 2012, (“Acquisition Date”) a change in control occurred due to the acquisition of a controlling interest of the Sponsor. The Sponsor applied provisions of ASC 805 to record the assets acquired and liabilities assumed at the Sponsor at fair value on the Acquisition Date. At the Acquisition Date, the Contributing Landmark Funds had a material unrelated non‑controlling equity interest that did not promote the acquisition of the controlling interest of the Sponsor. Accordingly, push down accounting was not applied to the Contributing Landmark Funds. Therefore, the historical cost basis of the assets and liabilities as of the Acquisition Date of the Sponsor are different from the historical cost basis of the Contributing Landmark Funds even though all entities are under common control. Since the Sponsor continues to control the Partnership subsequent to the transaction, in accordance with ASC 805, the IPO and formation transactions were treated as a reorganization of entities under common control. Accordingly, in connection with the formation transactions the purchase accounting associated with the December 2012 change in control of Landmark was pushed down to us for all periods presented, resulting in a higher cost basis in the assets than previously reflected in the historical financial statements of Contributing Landmark Funds as presented in the registration statement for the IPO.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Landmark and its affiliates own (a) our general partner; (b) a 40% subordinated unit interest in us and; (c) all of the incentive distribution rights.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

For periods presented prior to the IPO, these consolidated and combined financial statements were derived from the Predecessor based on historical results of operations, cash flows, assets and liabilities. All intercompany transactions and account balances have been eliminated. Subsequent to the IPO, our results of operations, cash flows, assets and liabilities consist of consolidated Landmark Infrastructure Partners, LP activities and balances. The consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All references to tenant sites are unaudited.

The consolidated and combined balance sheets of the Predecessor include Sponsor assets and liabilities that are specifically identifiable or otherwise attributable to the real property interests prior to the period they were owned by the Contributing Landmark Funds. The consolidated and combined statements of income reflect all revenue and expenses associated with the real property interests for the period prior to the period they were owned by the Contributing Landmark Funds to the extent they were owned by Landmark and an allocation of management fees at the same rate that Landmark charges the Contributing Landmark Funds for administrative services. See further discussion in Note 13,  Related‑Party Transactions. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements herein do not necessarily reflect what the Partnership’s financial position, results of operations or cash flows would have been if the Partnership had been a stand‑alone entity during the periods presented. As a result, historical financial information is not necessarily indicative of the Partnership’s future results of operations, financial position or cash flows.

Use of Estimates

The preparation of the consolidated and combined financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The purchase consideration of the real property interests is allocated to the acquired tangible asset, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 9% and 20%. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price allocation and the acquisition‑date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred.

Factors considered in estimating the fair value of tangible and intangible assets acquired include information obtained about each asset as a result of Landmark’s pre‑acquisition due diligence and its marketing and leasing activities. In order to calculate the estimated in‑place lease value, we employed the income approach in accordance with ASC 805 by multiplying the anticipated market absorption period by the market rent at the time of acquisition for each in‑place lease agreement. Based on our experience in the industry, we have determined a range of lease execution timelines to be between one and six months. For the in‑place lease valuation, we consider a lease‑up period of four months to be representative of the market.

We estimated the fair value of real property interests using the income approach, by capitalizing the market rent at the time of acquisition at a market capitalization rate. The market capitalization rate was estimated by deducting an inflation rate of 3% from the market discount rate for each asset. The discount rates used ranged from 9% to 20%. The value of tenant relationships has not been separated from in‑place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in‑place tenant lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in‑place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

The discount rate associated with each asset varies based on the location of an asset (including demographics and zoning restrictions), and other asset specific characteristics. Market rent for each asset is determined based on location of each asset, asset type, zoning restrictions, ground space necessary for the tenant’s equipment, remaining site capacity, visibility (specifically for billboards), and nearby sites.

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired asset, above‑market, below‑market and in‑place lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in‑place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases measured over the estimated period the tenant is expected to be leasing the site under the above or below‑market terms. The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site. All tenant leases obtained by the Partnership through its acquisition of real property interests are generally cancellable, upon 30 to 180 days’ notice by the tenants, with no significant penalty. With respect to below‑market leases, consideration is given to any below‑market renewal periods. However, for wireless communication assets, we estimated the above/below‑market lease value over an analysis period of the earlier of the lease expiration or 10 years based on estimated useful life of the underlying equipment and assets. For outdoor advertising assets, we estimated the above‑ or below‑market lease value over an analysis period of the earlier of the lease expiration or 20 years, based on a longer estimated useful life of 20 years for billboards.

Real Property Interests

Real property interests consist of easements and lease assignments underlying wireless communication, outdoor advertising and renewable power generation infrastructure. The real property interests are typically held as easements to use land, or roof tops, both of which allow us to use the asset for a specific purpose. Real property interests are intangibles that are recorded at cost. Amortization is computed using the straight‑line method over the estimated useful lives of the real property interests, which is estimated as the shorter of the revenue generating period of the asset or the term of the real estate rights which range from 19 to 99 years. Real property interests with a perpetual term are not amortized but evaluated periodically for impairment.

The Partnership assesses whether there has been an impairment in the value of long‑lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future estimated net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based upon what a market participant would be willing to pay for the real estate interest. The estimated fair value of the asset group identified for step two testing is based on either Level 3 inputs utilizing the income approach with a market discount rate and estimated cash flows, or Level 2 inputs based upon the sales comparison approach to a similar asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell utilizing the Level 3 and Level 2 inputs discussed below.

Fair Value of Financial Instruments

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable input be used when available. Observable inputs are inputs that the market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the Partnership’s assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is measured in three levels based on the reliability of inputs:

Level 1 – unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 – quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and,

Level 3 – prices or valuations derived from other valuation methodologies where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable, including pricing models, discounted cash flow models and similar techniques.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash and cash equivalents. The Partnership monitors the cash balances in their operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Partnership has experienced no loss or lack of access to cash in the operating accounts.

Accounting for Derivative Financial Instruments and Hedging Activities

The Partnership utilize interest rate swap contracts to manage interest costs and risks associated with changing interest rates. These derivative financial instruments are carried at fair value on the consolidated and combined balance sheets, with the change in such fair value being recorded through earnings as an unrealized gain or loss in the consolidated and combined statements of income.

Investments in Receivables, Net

The Partnership acquired streams of future cash flows associated with real property interests. The Partnership has no significant rights or obligations associated with the cash flows other than in certain arrangements, to pass a portion of the cash flows received to the owner of the respective lease. The future cash flow streams are recorded at their net present value based on the estimated net cash flows to be received by the Partnership using the implied discount rate in the acquisition.

Receivables are classified as held‑for‑investment based on management’s intent and ability to hold the receivables for the foreseeable future or to maturity. Receivables held‑for‑investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. Interest on receivables is accreted to income over the life of the receivables using the interest method. The interest method is applied on an individual receivable basis when collectability of the future payments, when due in accordance with the contractual terms of the arrangement, is reasonably assured. Receivables are transferred from held‑for‑investment to held‑for‑sale when management no longer intends to hold the receivables for the foreseeable future. Receivables held‑for‑sale are recorded at the lower of cost or fair value.

Receivables are placed on non‑accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non‑accrual status, receivables are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost‑recovery basis, where cash receipts reduce the carrying value of the receivable, based on management’s expectation of future collectability.

Allowances are established for receivables based upon an estimate of probable losses on an individual receivable by receivable basis if they are determined to be impaired. Receivables are impaired when it is deemed probable that the Partnership will be unable to collect all amounts when due in accordance with the contractual terms of the loan. An allowance is based upon the Partnership’s assessment of the borrower’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience and other relevant factors, as appropriate.

On a regular basis the Partnership assesses investments in receivables for impairment. Internally generated cash flow projections are used to determine if the receivables are expected to be repaid in accordance with the terms of the related agreements. If it is probable that a receivable will not be repaid in accordance with the related agreement, the General Partner considers the receivable impaired. To measure impairment, the General Partner calculates the present value of expected future cash flows discounted at the original effective interest rate. If the present value is less than the carrying value of the receivable, a specific impairment reserve is recorded for the difference. For the years ended December 31, 2014 and 2013, the Partnership recorded allowance on investments in receivables of $4,465 and $25,304.

Deferred Loan Costs

Costs incurred in obtaining the secured debt facilities are capitalized as deferred loan costs and are included in deferred loan costs, net in the combined balance sheet. The deferred loan costs are amortized to interest expense over the life of the related loan. When facilities are amended and restated, any unamortized deferred loan costs, as well as charges incurred for the termination, are recorded to interest expense in the period of the amendment and restatement.

Revenue Recognition

The Partnership recognizes rental income under operating leases, including rental abatements, lease incentives and contractual fixed increases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight‑line basis over the non‑cancellable term of the related leases when collectability is reasonably assured. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent assets. The excess of rent payments collected over amounts recognized contractually due pursuant to the underlying lease are recorded as prepaid rents.

For the years ended December 31, 2014, 2013, and 2012, leases obtained by the Partnership through its acquisition and ownership of real property interests were generally cancelable upon 30‑180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non‑cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable.

•

Wireless Communication – As a result of various factors, including the cancellation rights, ability to find alternative sites, credit risk, and historical cancellation and lease amendment rates, the lease term is generally considered to be the non‑cancellable term of the lease of 30 to 180 days. For these leases rental abatements and contractual fixed increases are recorded in the period the amounts become due and payable.

•	Outdoor Advertising – The lease term is generally considered to be the non‑cancellable term of the remaining portion of the existing term of the lease.

The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site.

Certain leases provide for the greater of a minimum rent or a percentage of the revenue generated by the tenant (“Contingent Rent”). Contingent rent is recognized when measurable and all possible contingencies have been eliminated. During the years ended December 31, 2014, 2013, and 2012, the Partnership recognized $11,347, $7,261 and $8,349 of Contingent Rent, respectively.

Rents Receivable, net

Rents receivables consists of tenant receivables arising in the normal course of business. Tenant receivables are uncollateralized customer obligations requiring payment within various time frames not to exceed one year from the invoice date. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowances for doubtful accounts. The amounts due from tenants are periodically reviewed and an allowance for doubtful accounts is maintained for estimated losses resulting from the inability of tenants to make required payments under lease agreements. Judgment is exercised in establishing these allowances with the payment history and the current credit status of tenants considered in developing these estimates. At December 31, 2014 and 2013, the allowance for doubtful accounts was $0 and $1,066, respectively.

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our wholly owned subsidiary Landmark Infrastructure Asset OpCo LLC. Our wholly owned subsidiary Landmark Infrastructure Asset OpCo LLC conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated and combined financial statements, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions. If an uncertain income tax position were to be identified, the Partnership would account for such in accordance with ASC Topic 450, Contingencies.

Risk Management

The Partnership is subject to risks incidental to the ownership and investment in real property interests. These risks and uncertainties include the competitive environment in which the Partnership operates – local, regional, and national economic conditions, including consumer confidence, employment rates, and the availability of capital; uncertainties and fluctuations in capital and securities markets; the cyclical and competitive nature of the real estate industry; changes in tax laws and their interpretation; legal proceedings; effect of restrictive covenants in the loan agreements; and the effects of governmental regulation.

In the normal course of business, the Partnership encounters economic risk, including interest rate risk, credit risk, and market risk. Interest rate risk is the result of movements in the underlying variable component of financing rates. Credit risk is the risk of default on the Partnership’s real property interests and investment in receivables that results from an underlying tenant/borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the valuation of real property interests and investments in receivables held by the Partnership.

Concentration of Credit Risk

The Partnership’s credit risk relates primarily to rent receivables, investments in receivables, cash and interest rate swap agreements. Cash accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Partnership has not experienced any losses to date on invested cash.

Credit risk associated with interest rate swap agreements arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. The Partnership’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. The Partnership does not anticipate nonperformance by any of its counterparties.

The Partnership’s real property interests are located throughout the United States. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. In certain instances the Partnership’s position in the real property interest may be subordinate to a mortgage lender on the real property.

Business Segments

The FASB accounting guidance with regard to disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Partnership has three reportable segments, wireless communication, outdoor advertising, and renewable power generation, as of December 31, 2014 and two reportable segments, wireless communication and outdoor advertising, as of December 31, 2013 and 2012.

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standard Codification. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to not have any material impact on its combined financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

In January 2015,  the FASB issued final guidance on its initiative of simplifying income statement presentation by the eliminating the concept of extraordinary items (“ASU No. 2015-01”). Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item.  The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Partnership does not expect the adoption of ASU No. 2015-01 to have a material impact on its financial statements.

In June 2014, the FASB issued their final standard to amend the accounting guidance for stock compensation tied to performance targets (“ASU No. 2014-12”). The issue is the result of a consensus of the FASB Emerging Issues Task Force (Issue No. 13-D). The standard requires that a performance target that could be achieved after the requisite service period be treated as a performance condition, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Partnership does not expect the adoption of ASU No. 2014-12 to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014‑09”). ASU No. 2014‑09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014‑09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry‑specific guidance throughout the Industry Topics of the Codification. ASU No. 2014‑09 does not apply to lease contracts within the scope of Leases (Topic 840). For a public entity ASU No. 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Partnership does not expect the adoption of ASU No. 2014‑09 to have an impact on its financial statements.

The Partnership has adopted ASU No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations (i.e., a disposal of a major geographic area, a major line of business, or a major equity method investment) to be presented as discontinued operations. The standard also requires expanded disclosures about discontinued operations and is intended to provide financial statement users with information about the ongoing trends in a company’s results from continuing operations. ASU No. 2014‑08 is effective in the first quarter of 2015 for public entities with calendar year ends. However, companies are permitted to early adopt the standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The predecessor early adopted this standard in the first quarter of 2014 and the adoption did not have a material effect on our financial condition, results of operations, or disclosures.

3. Real Property Interests

The following summarizes the Partnership’s real property interests:

	December 31,
	2014	2013
Land	$1,895,117	$1,895,117
Real property interests – perpetual	45,048,353	44,435,392
Real property interests – non-perpetual	127,961,520	123,362,489
Total land and real property interests	174,904,990	169,692,998
Accumulated amortization	(5,831,342)	(2,844,900)
Land and net real property interests	$169,073,648	$166,848,098

The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Investments in real	In-place lease	Above-market	Below-market	Total purchase
Year	Land	property interests	intangibles	lease intangibles	lease intangibles	price
2014	$—	$5,482,055	$152,067	$—	$(249,612)	$5,384,510
2013	1,301,916	29,419,297	1,033,601	48,845	(1,497,400)	30,306,259

During the year ended December 31,  2014, the Partnership purchased additional investments in tenant sites for $ 5,384,510.

The weighted average remaining amortization period for non‑perpetual real property interests is 48 years at December 31, 2014 and 2013.

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of December 31, 2014, are as follows:

2015	$3,036,458
2016	3,036,458
2017	3,036,458
2018	3,036,458
2019	3,036,458
Thereafter	106,947,888
Total	$122,130,178

4. Other Intangible Assets and Liabilities

The following summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	December 31,
	2014	2013
Acquired in-place lease
Gross amount	$4,492,843	$4,358,650
Accumulated amortization	(946,091)	(464,081)
Net amount	$3,546,752	$3,894,569
Acquired above-market leases
Gross amount	$716,464	$716,464
Accumulated amortization	(479,563)	(274,334)
Net amount	$236,901	$442,130
Total Other Intangible Assets, net	$3,783,653	$4,336,699
Acquired below-market leases
Gross amount	$(7,155,637)	$(6,906,025)
Accumulated amortization	1,470,047	713,634
Total Other Intangible Liabilities, net	$(5,685,590)	$(6,192,391)

We recorded net amortization of above and below‑market lease intangibles of $551,182,  $430,909 and $224,311 as an increase to rental revenue for the years ended December 31, 2014, 2013, and 2012, respectively. We recorded amortization of in‑place lease intangibles of $487,518,  $443,052, and $287,158 as amortization expense for the years ended December 31, 2014, 2013, and 2012, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2014 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2015	$453,815	$133,875	$(726,991)
2016	453,815	76,815	(716,452)
2017	436,128	22,146	(700,099)
2018	416,723	4,065	(696,044)
2019	407,242	—	(678,494)
Thereafter	1,379,029	—	(2,167,510)
Total	$3,546,752	$236,901	$(5,685,590)

5. Future Minimum Rents

At December 31, 2014, future minimum receipts from tenants on leases with non‑cancellable terms, including cancellable leases where the tenant is economically compelled to extend the lease term, for each of the next five years and thereafter are as follows:

2015	$1,214,406
2016	1,213,013
2017	1,207,233
2018	1,127,876
2019	1,047,600
Thereafter	8,186,414
Total	$13,996,542

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing,  the investments in receivables were recorded at their estimated fair value as of November 19, 2014 using a 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 29 years. Interest income recognized on the receivables totaled $709,030,  $742,185, and $356,348 during 2014, 2013, and 2012, respectively.

The following table reflects the activity in investments in receivables:

	Year Ended December 31,
	2014	2013
Investments in receivables – beginning	$9,085,281	$9,743,976
Fair value adjustment	284,294	—
Impairments	(4,465)	(25,304)
Repayments	(751,735)	(702,368)
Interest accretion	51,899	68,977
Investments in receivables – ending	$8,665,274	$9,085,281

Annual amounts due as of December 31, 2014, are as follows:

2015	$1,368,772
2016	1,430,049
2017	1,561,423
2018	1,377,750
2019	893,149
Thereafter	6,637,990
Total	$13,269,133
Interest	$4,603,859
Principal	8,665,274
Total	$13,269,133

7. Debt

At the close of the IPO, November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on the fifth anniversary of the closing date of the IPO, November 19, 2019, and will be available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged as collateral under our revolving credit facility. Our revolving credit facility contains various covenants and restrictive provisions.

In addition, our revolving credit facility contains events of default customary for transactions of this nature, including, but not limited to (i) event of default resulting from our failure or the failure of our restricted subsidiaries to comply with covenants and financial ratios, (ii) the occurrence of a change of control (as defined in the credit agreement), (iii) the institution of insolvency or similar proceedings against us or our restricted subsidiaries, (iv) the occurrence of a default under any other material indebtedness (as defined in the credit agreement) we or our restricted subsidiaries may have and (v) any one or more collateral documents ceasing to create a valid and perfected lien on collateral (as defined in the credit agreement). Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the credit agreement, the lenders may declare any outstanding principal of our revolving credit facility debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the credit agreement and the other loan documents.

Loans under the revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which will be the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one month LIBOR plus an applicable margin of 2.50%.

Additionally, under the revolving credit facility we will be subject to a 25 basis points annual commitment fee associated with the available undrawn capacity subject to certain restrictions.

At December 31, 2014,  $74,000,000 was outstanding and $116,000,000 of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

For the years ended December 31, 2014, 2013 and 2012, the Partnership incurred $4,119,736,  $3,089,007, and $1,221,753, respectively, of interest expense and had interest payable of $43,905 and $94,905 at December 31, 2014 and 2013, respectively. The Partnership incurred $2,907,382 in deferred loan costs related to the revolving credit facility. These fees and expenses will be amortized over the term of the revolving credit facility. In connection with the amended and restated new credit facility, the Partnership recorded a loss of $2,905,259 on early extinguishment of debt related to unamortized loan costs for the secured debt facilities prior to the amendment and restatement at the close of the IPO. The Partnership recorded $864,318,  $751,352 and $254,454 of deferred loan costs amortization, which is included in interest expense, for the years ended December 31, 2014, 2013 and 2012, respectively.

The new credit facility requires monthly interest payments and the outstanding debt balance due upon maturity on November 19, 2019.  Our revolving credit facility requires compliance with certain financial covenants. As of December 31, 2014, the Partnership was in compliance with all financial covenants.

8. Interest Rate Swap Agreements

Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate on borrowings under our revolving credit facility over a four-year period at an effective rate of 4.02%.

In connection with the formation transactions, the Contributing Landmark Funds terminated early Fund A and Fund D interest rate swaps. As a result of early termination, the Contributing Landmark Funds recognized a realized loss on interest rate swaps of $213,181.

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at December 31,
Value	Rate	Date	Date	2014	2013
$ 25,631,841	3.91%	8/29/2012	8/29/2016	$—	$(193,101)
44,410,270	4.16	8/1/2012	5/31/2018	—	381,621
20,469,463	4.28	11/1/2013	5/31/2018	—	73,940
70,000,000	4.02	12/24/2014	12/24/2018	(289,808)	—
				$(289,808)	$262,460

During the years ended December 31, 2014, 2013 and 2012, the Partnership recorded a loss of $552,268,  gain of $1,279,176, and a loss of $1,016,716, respectively, resulting from the change in fair value of the interest rate swap agreements which is reflected as an unrealized gain (loss) on derivatives  on the consolidated and combined  statements of income.

The fair value of the interest rate swap agreement is derived based on Level 2 inputs.

To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreement. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at December 31, 2014. The following table summarizes the results of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 2014	12/24/2018	$1,004,382	$(1,637,365)	$2,295,647	$(2,924,701)

On February 5, 2015, the Partnership swapped an additional $25,000,000 of the floating rate on its revolving facility at an effective rate of 3.79% over a four-year period beginning April 13, 2015.

9. Unit-Based Compensation

Compensation of our Directors

The Non-Employee Director Compensation Plan provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner with annualized compensation consisting of $35,000 in cash, payable quarterly, an annual grant of Common Units valued at $35,000 and additional cash compensation for attending meetings of the board of directors of the General Partner or a committee thereof.  The chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $10,000 and the chairman of any other committee of the board of directors, as may be established at any time, shall be entitled to an amount in cash as determined by the board of directors.

Our Long‑Term Incentive Plan

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners LP 2014 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of equity-based awards. The purpose of the LTIP is to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to individuals providing services to the Partnership or the General Partner to encourage superior performance.  The LTIP is also intended to enhance the ability of the Partnership and the General Partner to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and the General Partner and to encourage these individuals to devote their best efforts to advancing the business of the Partnership and the General Partner. The LTIP will initially limit the number of units that may be delivered pursuant to vested awards to 785,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events, with such amount increased annually on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024 by a number of Common Units equal to the least of (i) 1,570,000 Common Units, (ii) 2% of the total number of common and subordinated units outstanding on the last day of the immediately preceding calendar year and (iii) such smaller number of Common Units as determined by the board of directors of the General Partner. Common Units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations, or otherwise terminated without delivery of the Common Units will be available for delivery pursuant to other awards. As of December 31, 2014, no awards have been issued under the LTIP.

10. Equity

On November 19, 2014,  the Partnership completed the initial public offering of 2,750,000 common units representing limited partner interests, including 100,000 units issued upon exercise of the underwriters’ over-allotment option. In addition, Landmark purchased from us of an additional 2,066,995 subordinated units for cash at the initial public offering price of our common units. The contribution by Fund A and Fund D to us of substantially all of their assets and liabilities, including their obligations under their secured debt facilities, in exchange for, in the aggregate, 1,952,665 common units, 1,068,114 subordinated units and a  cash distribution of $59,667,292.

We received $52,250,000 of gross proceeds from the sale of 2,750,000 common units and $39,272,905 gross proceeds from the sale of 2,066,995 subordinated units to Landmark at the initial offering price of $19.00. After deducting underwriting discounts, structuring fees, and other offering costs of $9,519,321, our net proceeds from the IPO were $82,003,584. We used the net proceeds from the IPO,  together with the proceeds from our sale of subordinated units to Landmark, as follows:

•	to make a distribution of $59,667,292 to Fund A and D; and

•	to pay down $19,157,418 of outstanding indebtedness under our revolving credit facility, net of $2,907,382 in commitment fees and expenses under our revolving credit facility.

As a result of the formation transactions and the IPO, Landmark and its affiliates own (a) our general partner; (b) a 40% subordinated unit interest in us and; (c) all of the incentive distribution rights.

11.  Net Income Per Limited Partner Unit

Prior to the reorganization and the IPO in November 2014, the Partnership’s businesses were conducted through he Contributing Landmark Funds and the various assets collectively rather than a single entity. As such, there was no single capital structure which to calculate historical earnings per common unit information and earnings per common unit information has not been presented for historical periods prior to the IPO.

The following table includes the results of operations of our Predecessor from January 1, 2014 through November 18, 2014 and of Landmark Infrastructure Partners LP for the period beginning November 19, 2014, the date the IPO was completed, through December 31, 2014.

	Landmark	Landmark
	Infrastructure	Infrastructure	Landmark
	Partners LP	Partners LP Predecessor	Infrastructure
	Period From	Period From	Partners LP
	November 19, 2014 to	January 1, 2014 to	Year Ended
	December 31, 2014	November 18, 2014	December 31, 2014
Total revenue	$1,680,771	$12,517,689	$14,198,460
Total expenses	(823,363)	(4,174,919)	(4,998,282)
Total other income and expenses	(3,555,756)	(5,099,006)	(8,654,762)
Net income (loss)	$(2,698,348)	$3,243,764	$545,416

Net loss per limited partner unit is calculated only for the period subsequent to the IPO as no units were outstanding prior to the IPO.  Landmark’s subordinated units and the General Partner’s incentive distribution rights meet the definition of a participating security and therefore we are required to compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net loss allocations used in the calculation of net loss per unit.

On January 26, 2015, the board of directors of our general partner declared our prorated initial quarterly cash distribution of $0.1344 per unit, or $1.0 million. This is the first distribution declared by the Partnership and corresponds to the minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit annually. The amount is prorated for the 43-day period that the Partnership was public following the closing of its initial public offering on November 19, 2014. The distribution was paid on February 13, 2015, to unitholders of record as of February 6, 2015.

Net loss per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net loss, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net loss per unit includes the effects of potentially dilutive units on our subordinated and common units.

Basic and diluted net loss per common and subordinated unit are the same as there are no potentially dilutive subordinated units outstanding. There have been no changes to the outstanding shares after the closing of the IPO. As of December 31, 2014 there were no incentive distribution right amounts available for distribution to our general partner. Therefore, net income available to the limited partner units has not been reduced.

The calculation of net loss per unit is as follows:

	Limited Partner	Limited Partner
	Common	Subordinated	General
	Units – Public	Units – Landmark	Partner	Total
Net loss attributable to partners subsequent to initial public offering:
Distribution declared	$632,174	$421,359	$—	$1,053,533
Undistributed net loss	(2,251,183)	(1,500,698)	—	(3,751,881)
Net loss attributable to partners	$(1,619,009)	$(1,079,339)	$—	$(2,698,348)

Weighted-average units outstanding:
Basic and diluted	4,702,665	3,135,109	—	7,837,774

Net income per limited partner unit:
Basic and diluted	$(0.34)	$(0.34)

12.  Fair Value of Financial Instruments

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Partnership’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transaction will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non‑orderly trades. The Partnership evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of assets and liabilities for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent receivables, net accounts payable and accrued liabilities:  The carrying values of these balances approximate their fair values because of the short‑term nature of these instruments.

Revolving credit facility:  The fair value of the Partnership’s revolving credit facility is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio, type of collateral and other credit enhancements. Additionally, since a quoted price in an active market is generally not available for the instrument or an identical instrument, the Partnership measures fair value using a valuation technique that is consistent with the principles of fair value measurement which typically considers what management believes is a market participant rate for a similar instrument. The Partnership classifies these inputs as Level 3 inputs.

Investments in receivables:  The Partnership’s Investments in receivables are presented in the accompanying combined balance sheets at their amortized cost net of recorded reserves and not at fair value. The fair values of the receivables were estimated using an internal valuation model that considered the expected cash flow of the receivables and estimated yield requirements by market participants with similar characteristics, including remaining loan term, and credit enhancements. The Partnership classifies these inputs as Level 3 inputs.

Secured debt facilities:  The fair value of the Partnership’s secured debt facilities are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio, type of collateral and other credit enhancements. Additionally, since a quoted price in an active market is generally not available for the instrument or an identical instrument, the Partnership measures fair value using a valuation technique that is consistent with the principles of fair value measurement which typically considers what management believes is a market participant rate for a similar instrument. The Partnership classifies these inputs as Level 3 inputs.

Interest rate swap agreements:  The Partnership’s interest rate swap agreements are presented at fair value on the accompanying combined balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable and unobservable inputs. A majority of the inputs are observable with the only unobservable inputs relating to the lack of performance risk on the part of the Partnership or the counter party to the instrument. As such, the Partnership classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market‑based inputs, including the interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risk to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	December 31,
	2014		2013
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in Receivables, net	$8,665,274	$8,665,274	$9,085,281	$9,085,281
Secured Debt Facilities	74,000,000	74,000,000	89,336,688	89,336,688

Disclosure of the fair values of financial instruments is based on pertinent information available to the Partnership as of the period end and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Partnership’s estimate of value at a future date could be materially different.

For the years ended December 31, 2014 and 2013, the Partnership measured the following assets and liabilities at fair value on a recurring basis:

	December 31,
	2014	2013
Derivative Assets	$—	$455,561
Derivative Liability	$289,808	$193,101

As of December 31, 2014 and 2013, the Partnership measured the following assets and liabilities at fair value on a nonrecurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
	Total	Identical Assets	(Level 2)	(Level 3)
Impaired real property interests at December 31, 2014	$–	$–	$–	$–
Impaired real property interests at December 31, 2013	$149,555	$–	$–	$149,555

As of December 31, 2014 and 2013, two and six of the Partnership’s real property interests, respectively, were measured at estimated fair value as these interests were impaired and the carrying value of each interest was adjusted to estimated fair value. The fair value of real property interests are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. The Partnership’s valuations generally apply the discounted cash flow method to estimate the fair value of real property interests, which includes the use of various assumptions for cash flow projections, including rental rates, releasing assumptions, inflation rates, asset utilization, and discount rates. The Partnership also applies other valuation techniques, including analysis of rent comparable sales transaction or actual sales negotiations, when appropriate, in determining the fair value of real property interests. The Partnership also considers information obtained about each real property interest as a result of its pre‑acquisition due diligence and its marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease‑up periods. In addition, the Partnership estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction. The range of the discount rates used to estimate the fair values was 8.75% to 9.5%.

The estimated discount rates selected by the Partnership vary on a property by property basis based upon several factors such as asset location, lease terms and quality of the tenants in place. The range of discount rates disclosed above should not be relied upon as an indication of the price at which other real property interests in the Partnership’s portfolio may sell, as there are many factors that influence the discount rate.

13. Related‑Party Transactions

General and Administrative Reimbursement

Under the omnibus agreement, we agree to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.  As of December 31, 2014, Landmark reimbursed us $12,349 for expenses related to certain general and administrative services that exceeded the cap.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000.

Right of First Offer

In connection with the IPO, the Remaining Landmark Funds have granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party.

Management Fee

In accordance with the limited liability company agreements for each of the Contributing Landmark Funds the Managing Member or its affiliates was paid a management fee of $45 per asset per month for providing various services to the funds. Management fees totaled $362,495, $370,625,  and $209,091 for the years ended December 31, 2014, 2013, and 2012, respectively. Upon execution of the omnibus agreement and completion of the closing of the IPO and the formation transactions, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our general partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of December 31, 2014, no such fees have been incurred.

Prior to the IPO, the Predecessor purchased its real property interests and receivables from Landmark. We have concluded that the formation transactions are a reorganization of entities under common control since these entities have common management and ownership and are under the common control of Landmark. As a result, the contribution of real property interests and other assets to the Partnership was recorded at Landmark’s historical cost. In December 2012, there was a change in control of Landmark. Based on the level of ownership Landmark held in the Contributing Landmark Funds the purchase accounting associated with the change in control was not pushed down to the Contributing Landmark Funds. In connection with the formation transactions the purchase accounting associated with the December 2012 change in control of Landmark is pushed down to us, resulting in a higher cost basis in the assets than is reflected in the historical financial statements of Contributing Landmark Funds. Therefore, the historical cost basis of the assets and liabilities as of Acquisition Date of the Sponsor are different from the historical cost basis of the Contributing Landmark Funds even though all entities are under common control.

Subsequent to the change in control, real property interests purchased from and contributed by Landmark to the Predecessor are stated at the purchase price paid by Landmark.

Due from Affiliates

At December 31, 2014 and 2013, the Partnership owed $0 and $583,689, respectively, to the General Partner and its affiliates for management fees, purchase of assets and other reimbursable expenses incurred on their behalf. At December 31, 2014 and 2013, the General Partner and affiliates owed $659,722 and $648,701, respectively, to the Partnership for rents received on their behalf.

14. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising, and renewable power generation, as of December 31,  2014 and two reportable segments, wireless communication and outdoor advertising, as of December 31, 2013 and 2012.

The Partnership’s wireless communication segment comprises of leasing real property interests to companies in the wireless communication industry in the U.S. The Partnership’s outdoor advertising segment comprises of leasing real property interests to companies in the outdoor advertising industry in the U.S. The Partnership’s renewable power generation segment comprises of leasing real property interests to companies in the renewable power industry in the U.S. Items that are not included in any of the reportable segments are included in the corporate category.

The reportable segments are strategic business units that offer different products and services. They are commonly managed as both businesses require similar marketing and business strategies. Because our tenant lease arrangements are mostly effectively triple net, we evaluate our segments based on revenue. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

The statements of income for the reportable segments are as follows:

For the year ended December 31, 2014:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$11,591,744	$1,882,386	$15,300	$—	$13,489,430
Interest income on receivables	709,030	—	—	—	709,030
Total revenue	12,300,774	1,882,386	15,300	—	14,198,460
Expenses
Management fees to affiliate	322,650	39,677	168	—	362,495
Property operating	9,637	15,083	—	—	24,720
General and administrative	38,387	6,525	—	771,886	816,798
Acquisition-related	19,833	14,850	3,200	—	37,883
Amortization	3,268,254	223,651	5,647	—	3,497,552
Impairments	258,834	—	—	—	258,834
Total expenses	3,917,595	299,786	9,015	771,886	4,998,282
Other income and expenses
Interest expense	(40,619)	(10,038)	—	(4,933,397)	(4,984,054)
Loss on early extinguishment of debt	—	—	—	(2,905,259)	(2,905,259)
Realized loss on derivatives	—	—	—	(213,181)	(213,181)
Unrealized gain (loss) on derivatives	—	—	—	(552,268)	(552,268)
Total other income and expenses	(40,619)	(10,038)	—	(8,604,105)	(8,654,762)
Net income	$8,342,560	$1,572,562	$6,285	$(9,375,991)	$545,416

For the year ended December 31, 2013:

	Wireless Communication	Outdoor Advertising	Corporate	Total
Revenue
Rental revenue	$10,144,397	$1,725,756	$—	$11,870,153
Interest income on receivables	742,185	—	—	742,185
Total revenue	10,886,582	1,725,756	—	12,612,338
Expenses
Management fees to affiliate	323,482	47,143	—	370,625
Property operating	6,454	—	—	6,454
General and administrative	106,267	79,114	536,647	722,028
Acquisition-related	294,029	24,571	—	318,600
Amortization	3,037,399	189,904	—	3,227,303
Impairments	1,005,478	—	—	1,005,478
Total expenses	4,773,109	340,732	536,647	5,650,488
Other income and expenses
Interest expense	(54,546)	(11,774)	(3,774,039)	(3,840,359)
Unrealized gain on derivatives	—	—	1,279,176	1,279,176
Total other income and expenses	(54,546)	(11,774)	(2,494,863)	(2,561,183)
Net income	$6,058,927	$1,373,250	$(3,031,510)	$4,400,667

For the year ended December 31, 2012:

	Wireless Communication	Outdoor Advertising	Corporate	Total
Revenue
Rental revenue	$5,809,931	$615,284	$—	$6,425,215
Interest income on receivables	356,348	—	—	356,348
Total revenue	6,166,279	615,284	—	6,781,563
Expenses
Management fees to affiliate	190,814	18,277	—	209,091
Property operating	26,267	—	—	26,267
General and administrative	1,036	—	190,257	191,293
Acquisition-related	633,799	93,359	—	727,158
Amortization	1,375,937	58,362	—	1,434,299
Impairments	183,271	—	—	183,271
Total expenses	2,411,124	169,998	190,257	2,771,379
Other income and expenses
Interest expense	(12,024)	(1,796)	(1,462,387)	(1,476,207)
Unrealized loss on derivatives	—	—	(1,016,716)	(1,016,716)
Total other income and expenses	(12,024)	(1,796)	(2,479,103)	(2,492,923)
Net income	$3,743,131	$443,490	$(2,669,360)	$1,517,261

The Partnership’s total assets by segment were:

	December 31,
	2014	2013
Segments
Wireless communication	$160,368,741	$158,434,075
Outdoor advertising	23,532,166	22,121,930
Renewable Power Generation	325,545	–
Corporate assets	1,865,089	5,382,368
Total Assets	$186,091,541	$185,938,373

15. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

As a result of merger activity certain tenants have announced their intentions to rationalize their networks and terminate leases. We expect that T‑Mobile’s acquisition of MetroPCS (completed in 2013) will potentially result in the termination of certain of MetroPCS’s tenant leases included in our asset portfolio. In December 2014, we received one termination notice related to a MetroPCS tenant site and we expect to receive additional termination notifications from MetroPCS during 2015. The termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

16. Tenant Concentration

For the years ended December 31, 2014, 2013 and 2012, the Partnership had the following tenant revenue concentrations:

	Year Ended December 31,
Tenant	2014	2013	2012
T-Mobile	19.4%	18.4%	13.1%
Verizon	15.8%	14.1%	11.9%
Sprint	13.1%	11.9%	12.2%
AT&T Mobility	11.9%	11.0%	10.3%
Crown Castle	11.3%	10.6%	12.3%

Most tenants are subsidiaries of these tenants but have been aggregated for purposes of showing revenue concentration. Financial information for these tenants can be found at www.sec.gov.

The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business.

17.  Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our wholly owned subsidiary Landmark Infrastructure Asset OpCo LLC conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. The difference between income tax expense recorded by us and income taxes computed by applying the statutory federal income tax rate (35 percent for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax as described above.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with differences between book and tax asset bases. As of December 31, 2014 and 2013, we had no liability reported for unrecognized tax benefits. We did not have any interest or penalties related to income taxes during the years ended December 31, 2014, 2013, and 2012.

18. Supplemental Cash Flow Information

Noncash activities for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Purchase price for acquisition of real property interests included in due to Landmark and affiliates	$—	$963,067	$—
Capital contribution to fund general and administrative expense reimbursement	12,349	—	—
Contributions of real property interests by Landmark	49,500	831,424	3,902,791
Fair value adjustment of investments in receivables	284,294	—	—
Unit-based compensation	17,500	—	—

Cash flows related to interest paid was as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest	$4,170,785	$3,095,644	$1,120,212

19.  Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2014 and 2013. The information includes the results of operations of our Predecessor from January 1, 2013 through November 19, 2014 and of Landmark Infrastructure Partners LP for the period beginning November 19, 2014, the date the IPO was completed, through December 31, 2014.

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$3,471,641	$3,499,050	$3,598,115	$3,629,654
Net income (Loss)	1,309,549	380,786	1,840,001	(2,984,920)
Net income (loss) attributable to Predecessor	1,309,549	380,786	1,840,001	(286,572)
Net income attributable to limited partners	n/a	n/a	n/a	(2,698,348)
Net income per limited partner unit
(basic and diluted):
Common units	n/a	n/a	n/a	$(0.34)
Subordinated units	n/a	n/a	n/a	$(0.34)
Cash distribution declared per unit	n/a	n/a	n/a	$0.1344

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$2,613,523	2,999,775	3,462,266	3,536,774
Net income	256,123	2,592,101	630,531	921,912

Landmark Infrastructure Partners LP

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2014

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2014
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	improvements	Total	Land	improvements	Total	depreciation	Acquired
Wireless Communication	Tombstone, AZ	$—	$593,201	$—	$593,201	$593,201	$—	$593,201	$—	2012
Outdoor Advertising	Rosemont, IL	—	970,675	—	970,675	970,675	—	970,675	—	2013
Wireless Communication	Los Angeles, CA	—	331,241	—	331,241	331,241	—	331,241	—	2013
	Total	$—	$1,895,117	$—	$1,895,117	$1,895,117	$—	$1,895,117	$—