Form 10-Q
period 2015-03-31
Landmark Infrastructure Partners LP
filed 2015-05-07
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ◻    No  ☒

The registrant had 4,703,675 common units and 3,135,109 subordinated units outstanding at April 30, 2015.

LANDMARK INFRASTRUCTURE PARTNERS LP

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

	March 31, 2015	December 31, 2014*
Assets
Land	$4,829,573	$4,829,573
Real property interests	188,957,741	183,378,480
Total land and real property interests	193,787,314	188,208,053
Accumulated amortization of real property interest	(6,515,945)	(5,873,199)
Land and net real property interests	187,271,369	182,334,854
Investments in receivables, net	8,512,947	8,665,274
Cash and cash equivalents	274,670	311,108
Rent receivables, net	264,539	80,711
Due from Landmark and affiliates	652,955	659,722
Deferred loan cost, net	2,695,501	2,838,879
Deferred rent receivable	307,495	285,790
Other intangible assets, net	4,744,308	4,677,499
Other assets	328,509	399,222
Total assets	$205,052,293	$200,253,059
Liabilities and equity
Revolving credit facility	$97,000,000	$74,000,000
Accounts payable and accrued liabilities	904,339	141,508
Other intangible liabilities, net	7,809,523	7,328,741
Prepaid rent	1,585,576	1,532,372
Derivative liabilities	1,063,694	289,808
Total liabilities	108,363,132	83,292,429
Commitments and contingencies (Note 13)
Equity	96,689,161	116,960,630
Total liabilities and equity	$205,052,293	$200,253,059

*Prior-period financial information has been retroactively adjusted for certain assets acquired on March 4, 2015. See Note 3—Acquisition, for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

	Three months ended March 31,
	2015	2014*
Revenue
Rental revenue	$3,829,365	$3,313,336
Interest income on receivables	207,310	175,551
Total revenue	4,036,675	3,488,887
Expenses
Management fees to affiliate	—	101,505
General and administrative	983,985	17,547
Acquisition-related	764,490	—
Amortization	1,015,151	865,209
Impairments	2,762,436	—
Total expenses	5,526,062	984,261
Other income and expenses
Interest expense	(1,011,656)	(1,132,654)
Unrealized loss on derivatives	(773,886)	(52,260)
Gain on sale of real property interest	72,502	—
Total other income and expenses	(1,713,040)	(1,184,914)
Net income (loss)	$(3,202,427)	$1,319,712
Less: Net loss attributable to Predecessor	(310,764)	1,319,712
Net loss attributable to partners	$(2,891,663)	$—
Net loss per limited partners unit
Common units – basic and diluted	$(0.37)
Subordinated units – basic and diluted	$(0.37)
Weighted average limited partner units outstanding
Common units – basic and diluted	4,703,675
Subordinated units – basic and diluted	3,135,109
Cash distribution declared per unit	$0.2975

*Prior-period financial information has been retroactively adjusted for certain assets acquired on March 4, 2015. See Note 3—Acquisition, for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

	Landmark Infrastructure Partners LP
	Common	Subordinated	Common	Subordinated	General	Landmark Infrastructure
	Units	Units	Unitholders	Unitholder	Partner	Partners LP Predecessor	Total Equity
Balance as of December 31, 2013*			$—	$—	$—	$88,699,179	$88,699,179
Distributions			—	—	—	(1,848,057)	(1,848,057)
Net income*			—	—	—	1,319,712	1,319,712
Balance as of March 31, 2014*			$—	$—	$—	$88,170,834	$88,170,834

Balance as of December 31, 2014*	4,702,665	3,135,109	$74,683,957	$29,745,957	$12,349	$12,518,367	$116,960,630
Net loss from Acquired Assets prior to March 4, 2015	—	—	—	—	(310,764)	—	(310,764)
Net investment of Acquired Assets	—	—	—	—	(4,268,765)	(12,518,367)	(16,787,132)
Distributions	—	—	(632,174)	(421,358)	—	—	(1,053,532)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	692,872	—	692,872
Unit-based compensation	1,010	—	78,750	—	—	—	78,750
Net loss attributable to partners	—	—	(1,735,147)	(1,156,516)	—	—	(2,891,663)
Balance as of March 31 , 2015	4,703,675	3,135,109	$72,395,386	$28,168,083	$(3,874,308)	$—	$96,689,161

*Prior-period financial information has been retroactively adjusted for certain assets acquired on March 4, 2015. See Note 3—Acquisition, for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

	Three months ended March 31,
	2015	2014*
Operating activities
Net income (loss)	$(3,202,427)	$1,319,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	78,750	—
Unrealized loss on derivatives	773,886	52,260
Amortization expense	1,015,151	865,209
Amortization of above- and below- market lease	(202,421)	(121,389)
Amortization of deferred loan costs	143,378	216,739
Receivables interest accretion	(15,381)	(22,857)
Impairments	2,762,436	—
Gain on the sale of real property interest	(72,502)	—
Allowance for investments in receivables	—	4,465
Changes in operating assets and liabilities:
Rent receivables, net	(183,828)	107,530
Accounts payable and accrued liabilities	762,831	(37,311)
Deferred rent receivables	(21,705)	(26,745)
Prepaid rent	53,204	(98,677)
Due to Landmark and affiliates	699,639	(701,641)
Other assets	70,713	—
Net cash provided by operating activities	2,661,724	1,557,295
Investing activities
Acquisition of land	(2,934,456)	—
Acquisition of real property interests	(17,804,796)	—
Net proceeds from sale of real property interest	127,514	—
Repayment of receivables	167,708	184,805
Net cash provided by (used in) investing activities	(20,444,030)	184,805
Financing activities
Proceeds from revolving credit facility	24,000,000	—
Principal payments on revolving credit facility	(1,000,000)	—
Principal payments on secured debt facilities	—	(167,841)
Deferred loan costs	—	(3,426)
Distributions to Contributing Landmark Funds members	—	(1,848,057)
Distributions to limited partners	(1,053,532)	—
Consideration paid to general partner associated with Acquired Assets	(4,200,600)	(21,004)
Net cash provided by (used in) financing activities	17,745,868	(2,040,328)
Net decrease in cash and cash equivalents	(36,438)	(298,228)
Cash and cash equivalents at beginning of period	311,108	1,037,327
Cash and cash equivalents at end of period	$274,670	$739,099

*Prior-period financial information has been retroactively adjusted for certain assets acquired on March 4, 2015. See Note 3—Acquisition, for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to the Consolidated and Combined Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) as a standalone master limited partnership organized in the State of Delaware. On November 19, 2014, the Partnership completed its initial public offering (the “IPO”) of 2,750,000 common units (including 100,000 common units issued pursuant to the partial exercise of the underwriters’ option to purchase additional common units) to the public representing limited partner interests.  In addition, Landmark purchased from us an additional 2,066,995 subordinated units for cash at the IPO price of our common units. References in this report to the “Partnership,” “we,” “us,” “our” refer to Landmark Infrastructure Partners LP.

The Partnership was formed to own a portfolio of real property interests that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership also owns certain interests in receivables associated with similar assets. Concurrently with the IPO, the Partnership completed its formation transactions, pursuant to which it acquired, through a series of transactions, substantially all of the assets and liabilities of the Contributing Landmark Funds (as defined below).

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Landmark and its affiliates own (a) our general partner; (b) 3,135,109 subordinated units in us and; (c) all of our incentive distribution rights.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

For periods presented prior to the IPO, these consolidated and combined financial statements were derived from the historical financial statements and the combined results of operations of Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”) the predecessor for accounting purposes (“Predecessor”). The IPO and formation transactions were treated as a reorganization of entities under common control pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations (ASC 805).

On March 4, 2015, Landmark Infrastructure Operating Company LLC (“OpCo”), a wholly owned subsidiary of the Partnership, completed its acquisition of 81 tenant sites and related real property interests (“Acquired Assets”), consisting of 41 wireless communication, 39 outdoor advertising and 1 renewable power sites, from Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly owned subsidiary of Landmark, in exchange for cash consideration of $25,205,000 (the “Drop-down”). The Drop-down was a transaction between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Acquired Assets prior to the March 4, 2015 as part of the Predecessor.  All intercompany transactions and account balances have been eliminated. See Note 3—Acquisition, for additional information.

For periods subsequent to the IPO, our results of operations, cash flows, assets and liabilities consist of the consolidated Landmark Infrastructure Partners LP activities and balances with retroactive adjustments of the combined results of operations, cash flows, assets and liabilities of the Acquired Assets.

The consolidated and combined balance sheets of our Predecessor include assets and liabilities that are specifically identifiable or otherwise attributable to the real property interests prior to the period they were owned by our Predecessor.  If a real property interest was owned by Landmark before it was owned by our Predecessor, all revenue and expenses associated with such real property interest, for the period such real property interest was owned by Landmark, are included in the consolidated and combined statements of operations. See further discussion in Note 12, Related‑Party Transactions.

All financial information presented for the periods after the IPO represent the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets. Accordingly:

•

Our consolidated and combined statement of operations and our consolidated and combined statement of cash flows for the three months ended March 31, 2015, consists of the consolidated results of the Acquired Assets and the consolidated results of the Partnership from January 1, 2015 through March 3, 2015, and the consolidated results of the Partnership for the remainder of the period. Our consolidated and combined statement of income for the three months ended March 31, 2014, consists entirely of the combined results of our Predecessor with retroactive adjustments for the Acquired Assets.

•

Our consolidated and combined balance sheet at March 31, 2015, consists of the consolidated balances of the Partnership, while at December 31, 2014, it consists of the consolidated balances of the Partnership and the combined balances of certain Acquired Assets.

•

Our consolidated statement of changes in equity for the three months ended March 31, 2015, consists of both the combined activity of the Acquired Assets and the consolidated activity of the Partnership prior to March 4, 2015, and the consolidated activity of the Partnership  for the remainder of the period. Our consolidated statement of changes in equity for the three months ended March 31, 2014, consists entirely of the combined activity of our Predecessor and the Acquired Assets.

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (“FASB”) in the ASC including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three months ended March 31, 2015 and 2014 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All references to tenant sites are unaudited.

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

In January 2015, the FASB issued final guidance on its initiative of simplifying income statement presentation by eliminating the concept of extraordinary items (“ASU No. 2015-02”). Under the guidance, an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item.  The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Partnership does not expect the adoption of ASU No. 2015-01 to have a material impact on its financial statements.

In February 2015, the FASB issued amendments to accounting for consolidation of certain legal entities (“ASU No. 2015-02”). ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination.  ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Partnership does not expect the adoption of ASU No. 2015-02 to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated balance sheets.

3. Acquisitions

On March 4, 2015, OpCo, a wholly-owned subsidiary of the Partnership, completed its acquisition of 81 tenant sites and related real property interests, consisting of 41 wireless communication, 39 outdoor advertising and 1 renewable power sites, from HoldCo, a wholly-owned subsidiary of Landmark, in exchange for cash consideration of $25,205,000. The purchase price was funded with $24,000,000 of borrowings under the Partnership’s existing credit facility and available cash.

The assets and liabilities acquired are recorded at the historical cost of Landmark, as the acquisition of the Acquired Assets is a  transaction between entities under common control with the statements of operations of the Partnership adjusted retroactively as if the Drop-down transaction occurred on the earliest date during which the entities were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets for all periods presented. The following tables present our results of operations and financial position reflecting the effect of the Drop-down on pre-acquisition periods.

Statement of operations for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Landmark Infrastructure	Pre-Acquisition results	Consolidated
	Partners LP	of Acquired Assets	Results
Revenue
Rental revenue	$3,616,429	$212,936	$3,829,365
Interest income on receivables	207,310	—	207,310
Total revenue	3,823,739	212,936	4,036,675
Expenses
General and administrative	983,985	—	983,985
Acquisition-related	299,598	464,892	764,490
Amortization	956,343	58,808	1,015,151
Impairments	2,762,436	—	2,762,436
Total expenses	5,002,362	523,700	5,526,062
Other income and expenses	(1,713,040)	—	(1,713,040)
Net loss	$(2,891,663)	$(310,764)	$(3,202,427)

Statement of operations for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
		Pre-Acquisition results	Consolidated
	Predecessor	of Acquired Assets	Results
Revenue
Rental revenue	$3,296,090	$17,246	$3,313,336
Interest income on receivables	175,551	—	175,551
Total revenue	3,471,641	17,246	3,488,887
Expenses
Management fees to affiliate	101,505	—	101,505
General and administrative	17,547	—	17,547
Amortization	858,126	7,083	865,209
Total expenses	977,178	7,083	984,261
Other income and expenses	(1,184,914)	—	(1,184,914)
Net income	$1,309,549	$10,163	$1,319,712

Balance Sheet as of December 31, 2014:

	December 31, 2014
	Landmark Infrastructure	Pre-Acquisition	Consolidated
	Partners LP	Acquired Assets	Results
Assets
Land	$1,895,117	$2,934,456	$4,829,573
Real property interests	173,009,873	10,368,607	183,378,480
Total land and real property interests	174,904,990	13,303,063	188,208,053
Accumulated amortization of real property interest	(5,831,342)	(41,857)	(5,873,199)
Land and net real property interests	169,073,648	13,261,206	182,334,854
Investments in receivables, net	8,665,274	—	8,665,274
Cash and cash equivalents	311,108	—	311,108
Rent receivables, net	80,711	—	80,711
Due from Landmark and affiliates	659,722	—	659,722
Deferred loan cost, net	2,838,879	—	2,838,879
Deferred rent receivable	279,324	6,466	285,790
Other intangible assets, net	3,783,653	893,846	4,677,499
Other assets	399,222	—	399,222
Total assets	$186,091,541	$14,161,518	$200,253,059
Liabilities and equity
Revolving credit facility	$74,000,000	$—	$74,000,000
Accounts payable and accrued liabilities	141,508	—	141,508
Other intangible liabilities, net	5,685,590	1,643,151	7,328,741
Prepaid rent	1,532,372	—	1,532,372
Derivative liabilities	289,808	—	289,808
Total liabilities	81,649,278	1,643,151	83,292,429
Commitments and contingencies
Equity	104,442,263	12,518,367	116,960,630
Total liabilities and equity	$186,091,541	$14,161,518	$200,253,059

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	March 31, 2015	December 31, 2014
Land	$4,829,573	$4,829,573
Real property interests – perpetual	47,321,341	45,834,289
Real property interests – non-perpetual	141,636,400	137,544,191
Total land and real property interests	193,787,314	188,208,053
Accumulated amortization	(6,515,945)	(5,873,199)
Land and net real property interests	$187,271,369	$182,334,854

On March 4, 2015, the Partnership completed the Drop-down as described in Note 3 above. The Partnership paid a total consideration of $25,205,000. The Drop-down was a transaction between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. The following table summarizes the preliminary allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Landmark.

		Investments in real	In-place lease	Above-market	Below-market
Date	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
March 2015	$2,934,456	$18,913,599	$517,625	$789,739	$(2,416,167)	$20,739,252

The weighted average remaining amortization period for non‑perpetual real property interests is 49 years at March 31, 2015.

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of March 31, 2015, are as follows:

2015 (nine months)	$2,435,558
2016	3,232,649
2017	3,232,649
2018	3,232,649
2019	3,232,649
Thereafter	119,754,301
Total	$135,120,455

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	March 31, 2015	December 31, 2014
Acquired in-place lease
Gross amount	$4,982,228	$4,821,008
Accumulated amortization	(1,163,103)	(967,221)
Net amount	$3,819,125	$3,853,787
Acquired above-market leases
Gross amount	$1,506,203	$1,332,286
Accumulated amortization	(581,020)	(508,574)
Net amount	$925,183	$823,712
Total other intangible assets, net	$4,744,308	$4,677,499
Acquired below-market leases
Gross amount	$(9,571,804)	$(8,816,156)
Accumulated amortization	1,762,281	1,487,415
Total other intangible liabilities, net	$(7,809,523)	$(7,328,741)

We recorded net amortization of above- and below‑market lease intangibles of $202,421 and $121,389 as an increase to rental revenue for the three months ended March 31, 2015 and 2014, respectively. We recorded amortization of in‑place lease intangibles of $202,071 and $122,463 as amortization expense for the three months ended March 31, 2015 and 2014, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2015 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2015 (nine months)	$451,988	$204,827	$(747,562)
2016	498,641	210,976	(944,723)
2017	472,312	131,810	(915,617)
2018	442,931	71,904	(889,040)
2019	429,056	46,063	(871,725)
Thereafter	1,524,197	259,603	(3,440,856)
Total	$3,819,125	$925,183	$(7,809,523)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 29 years. Interest income recognized on the receivables totaled $207,310 and $175,551 for the three months ended March 31, 2015 and 2014, respectively.

The following table reflects the activity in investments in receivables:

	March 31, 2015	December 31, 2014
Investments in receivables – beginning	$8,665,274	$9,085,281
Fair value adjustment	—	284,294
Impairments	—	(4,465)
Repayments	(167,708)	(751,735)
Interest accretion	15,381	51,899
Investments in receivables – ending	$8,512,947	$8,665,274

Annual amounts due as of March 31, 2015, are as follows:

2015 (nine months)	$1,036,903
2016	1,430,049
2017	1,561,423
2018	1,377,750
2019	893,149
Thereafter	6,637,989
Total	$12,937,263
Interest	$4,424,316
Principal	8,512,947
Total	$12,937,263

7. Debt

At the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019 and will be available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

In addition, our revolving credit facility contains customary events of default, including, but not limited to (i) event of default resulting from our failure or the failure of our restricted subsidiaries to comply with covenants and financial ratios, (ii) the occurrence of a change of control (as defined in the credit agreement), (iii) the institution of insolvency or similar proceedings against us or our restricted subsidiaries, (iv) the occurrence of a default under any other material indebtedness (as defined in the credit agreement) we or our restricted subsidiaries may have and (v) any one or more collateral documents ceasing to create a valid and perfected lien on collateral (as defined in the credit agreement). Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the credit agreement, the lenders may declare any outstanding principal of our revolving credit facility debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the credit agreement and the other loan documents.

Loans under the revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which will be the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one-month LIBOR plus an applicable margin of 2.50%.

At March 31, 2015, $97.0 million was outstanding and there was $93.0 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

For the three months ended March 31, 2015 and 2014, the Partnership incurred $1,011,656 and $1,132,654, respectively, of interest expense and had interest payable of $106,209 and $43,905 at March 31, 2015 and December 31, 2014, respectively. The Partnership recorded $143,378  and $216,739 of deferred loan costs amortization, which is included in interest expense, for the three months ended March 31, 2015 and 2014, respectively.

The revolving credit facility requires monthly interest payments and the outstanding debt balance due upon maturity on November 19, 2019.  Our revolving credit facility requires compliance with certain financial covenants. As of March 31, 2015, the Partnership was in compliance with all financial covenants.

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

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at
Value	Rate	Date	Date	March 31, 2015	December 31, 2014
$ 70,000,000	4.02%	12/24/2014	12/24/2018	$(987,699)	$(289,808)
25,000,000	3.79	4/13/2015	4/13/2019	(75,995)	—
				$(1,063,694)	$(289,808)

During the three months ended March 31, 2015 and 2014, the Partnership recorded a loss of $773,886 and $52,260, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized loss on derivative financial instruments on the consolidated and combined statements of operations.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs.

To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at March 31, 2015. The following table summarizes the results of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 2014	12/24/2018	$220,554	$(2,275,760)	$1,448,788	$(3,490,407)
February 2015	4/13/2019	399,036	(566,713)	873,116	(1,031,195)

9. Net Loss Per Limited Partner Unit

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

On January 26, 2015, the board of directors of our General Partner declared our prorated initial quarterly cash distribution of $0.1344 per unit, or $1.1 million in aggregate. This was the first distribution declared by the Partnership and corresponded to the minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit annually. The amount was prorated for the 43-day period that the Partnership was public following the closing of its IPO on November 19, 2014. The distribution was paid on February 13, 2015, to unitholders of record as of February 6, 2015.

On April 23, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.2975 per unit, or $1.19 per unit on an annualized basis, for the quarter ended March 31, 2015.  This distribution represents a 3.5% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and is payable on May 14, 2015 to unitholders of record as of May 5, 2015.

Net loss per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net loss, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net income per unit includes the effects of potentially dilutive units on our common and subordinated units. Net loss related to the Acquired Assets prior to March 4, 2015 is allocated to the General Partner.

As of March 31, 2015, there were no incentive distribution right amounts available for distribution to the General Partner. Therefore, net income available to the limited partner units has not been reduced.

The calculation of net loss per unit for the three months ended March 31, 2015 is as follows:

	Limited Partner	Limited Partner
	Common	Subordinated	General
	Units – Public	Units – Landmark	Partner	Total
Net loss attributable to partners:
Distribution declared	$1,399,343	$932,695	$—	$2,332,038
Undistributed net loss	(3,134,490)	(2,089,211)	(310,764)	(5,534,465)
Net loss attributable to partners	$(1,735,147)	$(1,156,516)	$(310,764)	$(3,202,427)

Weighted-average units outstanding:
Basic and diluted	4,703,675	3,135,109	—	7,838,784

Net loss per limited partner unit:
Basic and diluted	$(0.37)	$(0.37)

10. Fair Value of Financial Instruments

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

Cash and cash equivalents, rent receivables, net and accounts payable and accrued liabilities:  The carrying values of these balances approximate their fair values because of the short‑term nature of these instruments.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	March 31, 2015		December 31, 2014
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in Receivables, net	$8,512,947	$8,581,811	$8,665,274	$8,665,274
Secured Debt Facilities	97,000,000	97,000,000	74,000,000	74,000,000

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

For the three months ended March 31, 2015 and for the year ended December 31, 2014, the Partnership measured the following assets and liabilities at fair value on a recurring basis:

	March 31, 2015		December 31, 2014
	Carrying amount	Fair Value	Carrying amount	Fair Value
Derivative Liabilities(1)	$1,063,694	$1,063,694	$289,808	$289,808
(1)

Fair value is calculated using level 2 inputs. Level 2 inputs are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets.

During the three months ended March 31, 2015, eleven of the Partnership’s real property interests were impaired as a result of termination notices received and one property interest foreclosure. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites. As of March 31, 2015, four tenant sites have been vacated with the majority of the remaining sites vacating over the next six months.  As a result of these termination notices we determined that eight real property interests were impaired during the quarter and recognized impairment charges totaling $2.1 million related to MetroPCS tenant sites. The remaining $0.7 million of impairment related to a foreclosure notice received effective March 26, 2015. During the three months ended March 31, 2015 we recognized impairment charges totaling $2,762,436. The carrying value of each real property interest were determined to have a fair value of zero with the remaining lease intangibles amortization adjusted to the remaining lease life.

11. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we must reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019.  The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. For the three months ended March 31, 2015, Landmark reimbursed us $692,872 for expenses related to certain general and administrative expenses that exceeded the cap.

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

Right of First Offer

In connection with the IPO, certain other investment funds managed by Landmark granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. As of March 31, 2015, no such offers were made.

Management Fee

In accordance with the limited liability company agreements for each of the Contributing Landmark Funds, Landmark or its affiliates were paid a management fee of $45 per asset per month for providing various services to the funds. Management fees totaled $101,505  for the three months ended March 31, 2014. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of March 31, 2015, no such fees have been incurred.

Due from Affiliates

At March 31, 2015 and December 31, 2014, the General Partner and its affiliates owed $652,955  and $659,722 to the Partnership for general and administrative reimbursement and for rents received on their behalf.

12. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising and renewable power generation, as of March 31, 2015 and December 31, 2014 and two reportable segments, wireless communication and outdoor advertising, as of March 31, 2014.

The Partnership’s wireless communication segment consists of leasing real property interests to companies in the wireless communication industry in the United States. The Partnership’s outdoor advertising segment consists of leasing real property interests to companies in the outdoor advertising industry in the United States. The Partnership’s renewable power generation segment consists of leasing real property interests to companies in the renewable power industry in the United States. Items that are not included in any of the reportable segments are included in the corporate category.

The reportable segments are strategic business units that offer different products and services. They are commonly managed as all three segment businesses require similar marketing and business strategies. Because our tenant lease arrangements are mostly effectively triple-net, we evaluate our segments based on revenue. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

The statements of income for the reportable segments are as follows:

For the three months ended March 31, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$3,190,014	$629,411	$9,940	$—	$3,829,365
Interest income on receivables	207,310	—	—	—	207,310
Total revenue	3,397,324	629,411	9,940	—	4,036,675
Expenses
General and administrative	—	—	—	983,985	983,985
Acquisition-related	464,892	—	—	299,598	764,490
Amortization	936,263	75,579	3,309	—	1,015,151
Impairments	2,762,436	—	—	—	2,762,436
Total expenses	4,163,591	75,579	3,309	1,283,583	5,526,062
Other income and expenses
Interest expense	—	—	—	(1,011,656)	(1,011,656)
Unrealized loss on derivatives	—	—	—	(773,886)	(773,886)
Gain on sale of real property interest	—	72,502	—	—	72,502
Total other income and expenses	—	72,502	—	(1,785,542)	(1,713,040)
Net income (loss)	$(766,267)	$626,334	$6,631	$(3,069,125)	$(3,202,427)

For the three months ended March 31, 2014:

	Wireless Communication	Outdoor Advertising	Corporate	Total
Revenue
Rental revenue	$2,838,032	$475,304	$—	$3,313,336
Interest income on receivables	175,551	—	—	175,551
Total revenue	3,013,583	475,304	—	3,488,887
Expenses
Management fees to affiliate	91,380	10,125	—	101,505
General and administrative	—	—	17,547	17,547
Amortization	810,856	54,353	—	865,209
Total expenses	902,236	64,478	17,547	984,261
Other income and expenses
Interest expense	—	—	(1,132,654)	(1,132,654)
Unrealized gain on derivatives	—	—	(52,260)	(52,260)
Total other income and expenses	—	—	(1,184,914)	(1,184,914)
Net income (loss)	$2,111,347	$410,826	$(1,202,461)	$1,319,712

The Partnership’s total assets by segment were:

	March 31,	December 31,
	2015	2014
Segments
Wireless communication	$170,401,236	$167,396,385
Outdoor advertising	30,123,564	30,600,204
Renewable power generation	422,529	391,381
Corporate assets	4,104,964	1,865,089
Total assets	$205,052,293	$200,253,059

13. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

There has been significant consolidation in the wireless communication industry over the last several years. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless.  Recent consolidation in the wireless industry has lead to rationalization of wireless networks and reduce demand for tenant sites. The termination of additional leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

We have approximately $13.6 million of real property interest subject to subordination to lenders of the property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

14. Tenant Concentration

For the three months ended March 31, 2015 and 2014, the Partnership had the following tenant revenue concentrations:

	Three Months Ended March 31,
Tenant	2015	2014
T-Mobile	19.3%	19.7%
Verizon	15.5%	15.6%
Sprint	11.7%	12.6%
AT&T Mobility	10.7%	10.1%
Crown Castle	11.0%	11.2%

Most tenants are wholly-owned subsidiaries or affiliates of these tenants but have been aggregated for purposes of showing tenant revenue concentration. Financial information for these tenants can be found at www.sec.gov.

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

15. Supplemental Cash Flow Information

Noncash activities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Purchase price for acquisition of real property interests included in due to Landmark and affiliates	$—	$80,894
Capital contribution to fund general and administrative expense reimbursement	692,872	—

Cash flows related to interest and income taxes paid were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest	$805,926	$928,858

16. Subsequent Events

On April 8, 2015, the Partnership completed an acquisition of 73 tenant sites and related real property interests, consisting of 45 wireless communication and 28 outdoor advertising sites, from Landmark, in exchange for cash consideration of $22,050,000. The purchase price was funded with $21,000,000 of borrowings under the Partnership’s existing credit facility and available cash.

On April 23, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.2975 per unit, or $1.19 per unit on an annualized basis, for the quarter ended March 31, 2015.  This distribution represents a 3.5% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and is payable on May 14, 2015 to unitholders of record as of May 5, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to "Landmark Infrastructure Partners LP," the "partnership," "we," "our," "us," or like terms for time periods prior to our initial public offering (the “IPO”) refer to our predecessor for accounting purposes (our “Predecessor”). Our Partnership succeeded our Predecessor, which includes substantially all the assets and liabilities that were contributed to us in connection with our IPO by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark Dividend LLC (“Landmark”).  Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The operations of the assets we acquired on March 4, 2015, prior to such date, are also included in the operations of our Predecessor.  For time periods subsequent to the IPO, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP.

The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical combined financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated and combined financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

 Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors noted in this Quarterly Report on Form 10-Q could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

•

the number of real property interests that we are able to acquire, and whether we are able to complete such acquisitions on favorable terms, which could be adversely affected by, among other things, general economic conditions, operating difficulties, and competition;

•	the prices we pay for our acquisitions of real property;
•	our management’s and our general partner’s conflicts of interest;
•

the rent increases we are able to negotiate with our tenants, and the possibility of further consolidation among a relatively small number of significant tenants in the wireless communication and outdoor advertising industries;

•	our relative lack of experience with real property interest acquisition in the renewable power segment and abroad;

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interest due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional difficulties and expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings; and
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions.

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

Our future financial condition and results of operations will differ significantly from, and will not be comparable with, the historical financial position and results of operations of our Predecessor. Additionally, on March 4, 2015, we acquired a portfolio of 81 tenant sites (the “Acquired Assets”) from an affiliate of Landmark in exchange for approximately $25.2 million. The acquisition on March 4, 2015 was a transaction between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Please refer to our consolidated and combined financial statements for further information.

How We Generate Rental Revenue

We generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are effectively triple net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 95% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of March 31, 2015, we had a 99% occupancy rate with 766 of our 776 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been significant consolidation in the wireless communication industry over the last several years. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless.  Recent consolidation and any potential future consolidation in the wireless industry could lead to rationalization of wireless networks and reduced demand for tenant sites. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites. As of March 31, 2015, four tenant sites have been vacated with the majority of the remaining sites vacating over the next six months.  As a result of these termination notices, we determined that eight real property interests were impaired during the quarter and recognized impairment charges totaling $2.1 million related to these MetroPCS tenant sites. As a result of these terminations and potential additional terminations associated with prior consolidation in the wireless industry, we expect our occupancy rate to decline to approximately 97%.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized or realized gain or loss on derivatives, loss on early extinguishment of debt, gain on sale of real property interest, unit‑based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents, and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid and maintenance capital expenditures. Distributable cash flow will not reflect changes in working capital balances.

EBITDA, Adjusted EBITDA and distributable cash flow are non‑GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•our operating performance as compared to other publicly traded limited partnerships, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•the ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders;

•our ability to incur and service debt and fund capital expenditures; and

•the viability of acquisitions and the returns on investment of various investment opportunities.

We believe that the presentation of EBITDA, Adjusted EBITDA and distributable cash flow in this Quarterly Report on form 10-Q provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA, Adjusted EBITDA and distributable cash flow are net income and net cash provided by operating activities. EBITDA, Adjusted EBITDA and distributable cash flow should not be considered as an alternative to GAAP net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Each of EBITDA, Adjusted EBITDA and distributable cash flow has important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary from those of other companies. You should not consider EBITDA, Adjusted EBITDA and distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. As a result, because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, EBITDA, Adjusted EBITDA and distributable cash flow as presented below may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During 2014, our Predecessor acquired real property interests underlying 82 tenant sites. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark.

On March 4, 2015, we acquired a portfolio of real property interests at 81 tenant sites (the “Acquired Assets”) from an affiliate of Landmark in exchange for approximately $25.2 million. The portfolio of tenant sites (i) consists of wireless communication, outdoor advertising and renewable power generation sites, (ii) is subject to effectively triple net lease arrangements, (iii) has a 100% occupancy rate and (iv) has an average remaining real property interest and lease term of approximately 87 years and 14 years (including remaining renewal options), respectively. The purchase price was primarily funded with borrowings under our revolving credit facility.

On April 8, 2015, we acquired a portfolio of real property interests consisting of 73 tenant sites from an affiliate of Landmark in exchange for approximately $22.1 million. The portfolio of tenant sites (i) consists of wireless communication and outdoor advertising sites, (ii) is subject to effectively triple net lease arrangements, (iii) has a 100% occupancy rate and (iv) has an average remaining real property interest and lease term of approximately 82 years and 18 years (including remaining renewal options), respectively. The purchase price was primarily funded with borrowings under our revolving credit facility. These sites and related real property interests are not reflected in our historical results of operations.

Derivative Financial Instruments

Historically, we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including board of director’s compensation, insurance, legal, accounting and other expenses related to corporate governance, public reporting, tax return preparation, and compliance with various provisions of the Sarbanes‑Oxley Act, as compared to our Predecessor. Under the omnibus agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses directly incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the Contributing Landmark Funds. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the omnibus agreement.

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

The assets and liabilities acquired during the three months ended March 31, 2015 are recorded at the historical cost of Landmark, as the Drop-down is a transaction between entities under common control, our statements of operations of the Partnership are adjusted retroactively as if the transaction occurred on the earliest date during which the entities were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position and cash flows of the Acquired Assets as if we owned the Acquired Assets for all periods presented.

Factors That May Influence Future Results of Operations

Acquisitions of Additional Real Property Interests

We intend to pursue acquisitions of real property interests from Landmark and its affiliates, including those real property interests subject to our right of first offer. We also intend to pursue acquisitions of real property interests from third parties, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we would pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. We expect the vast majority of our acquisitions will include leases with tenants that are large, publicly traded companies (or their affiliates) that have a national footprint (“Tier 1”) or tenants whose sub‑tenants are Tier 1 companies. Additionally, we focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our portfolio of real property interests into other fragmented infrastructure asset classes and may pursue acquisitions internationally.

Impact of Interest Rates

Interest rates have been at or near historic lows in recent years. If interest rates rise, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated and combined financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2015.

Historical Results of Operations of our Partnership

Segments

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all three segment businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are effectively triple-net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Our results of operations for all periods presented were affected by acquisitions made during the three months ended March 31, 2015 and for the year ended December 31, 2014. As of March 31, 2015 and 2014, we had 776 and 679

available tenant sites, respectively. The following table summarizes the consolidated and combined statement of income of our Partnership:

	Three Months Ended March 31,		Increase	Percentage
	2015	2014	(Decrease)	Difference
Revenue
Rental revenue	$3,829,365	$3,313,336	$516,029	16%
Interest income on receivables	207,310	175,551	31,759	18%
Total revenue	4,036,675	3,488,887	547,788	16%
Expenses
Management fees to affiliate	—	101,505	(101,505)	(100)%
General and administrative	983,985	17,547	966,438	5,508%
Acquisition-related	764,490	—	764,490	n/m %
Amortization	1,015,151	865,209	149,942	17%
Impairments	2,762,436	—	2,762,436	n/m %
Total expenses	5,526,062	984,261	4,541,801	461%
Other income and expenses
Interest expense	(1,011,656)	(1,132,654)	120,998	(11)%
Unrealized loss on derivatives	(773,886)	(52,260)	(721,626)	1,381%
Gain on sale of real property interest	72,502	—	72,502	n/m %
Total other income and expenses	(1,713,040)	(1,184,914)	(528,126)	45%
Net income (loss)	$(3,202,427)	$1,319,712	$(4,522,139)	(343)%

Rental Revenue

Rental revenue increased $516,029 or 16%, $410,941 due to the greater number of assets in the portfolio during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As of March 31, 2015 and 2014, we had 776 and 679 available tenant sites with 766 and 676 leased tenant sites, respectively. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $3,190,014,  $629,411, and $9,940, or 83%,  17%, and 0% of total rental revenue, respectively, during the three months ended March 31, 2015, compared to $2,838,032,  $475,304, and zero, or 86%,  14%, and 0% of total rental revenue, respectively, during the three months ended March 31, 2014. The occupancy rates in our wireless communication and outdoor advertising segments were 98% and 100% during the three months ended March 31, 2015 compared to 99% and 100%, respectively, during the three months ended March 31, 2014. Additionally, our effective monthly rental rates per tenant site for wireless communication and outdoor advertising segments were $1,653 and $1,316, respectively, during the three months ended March 31, 2015 compared to $1,616 and $1,361, respectively, during the three months ended March 31, 2014. The occupancy rate in our renewable power generation segment was 100% with an effective monthly rental rate per tenant site of $1,181 during the three months ending March 31, 2015. During the three months ending March 31, 2014 no real property interests were owned in the renewable power generation segment.

Interest Income on Receivables

Interest income on receivables increased $31,759, or 18%, due to the revaluation of receivables on November 19, 2014. As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $101,505 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Landmark’s right to receive a management fee of $45 per asset per month for managing these assets was terminated in connection with our IPO. Pursuant to the terms of our Omnibus Agreement, we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $966,438 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to an increase in additional accounting and legal related expenses associated with being a public company. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the three months ended March 31, 2015, Landmark reimbursed us $692,872 for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses increased $764,490 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of the March 4, 2015 acquisition from Landmark. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the Drop-down. Additionally, $464,892 of acquisition related expenses are associated with the Acquired Assets incurred by our Predecessor and included within the three months ended March 31, 2015 operations as the acquisition on March 4, 2015 was a transaction between entities under common control, which requires the prior periods retroactively adjusted to furnish comparative information.

Amortization

Amortization expense increased $149,942, or 17%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of having 776 tenant sites as of March 31, 2015 compared to 679 tenant sites as of March 31, 2014. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 and 2014 contributing to a full periods of amortization.

Impairments

Impairments increased $2,762,436 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to lease terminations in our wireless communication segment during the three months ended March 31, 2015. We have received termination notices related to 23 MetroPCS tenant sites as a result of the merger of T-Mobile and MetroPCS with the majority of the sites to be vacated over the next six months. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). As of March 31, 2015, we had a 99% occupancy rate and we expect our occupancy rate to decline to approximately 97% as the MetroPCS sites discussed above become vacant and any additional termination notices received.

Interest Expense

Interest expense decreased $120,998, or 11%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to the reduced average outstanding balance under the revolving credit facility during the three months ended March 31, 2015 compared to the average outstanding balances under the secured debt facilities for the three months ended March 31, 2014. In connection with the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.

Unrealized Gain/(Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts that fixed the floating LIBOR rate. These contracts were adjusted to fair value at each period end. The unrealized loss recorded for the three months ended March 31, 2015 and unrealized gain recorded for the three months ended March 31, 2014 reflects the change in fair value of these contracts during those periods. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.The unrealized loss recorded reflects the change in fair value of the interest rate swap contracts during the period presented.

Gain on Sale of Real Property Interest

During the three months ended March 31, 2015, we received proceeds of $127,514 from one tenant site lost to eminent domain and recognized a gain on the sale of real property interest in the amount of $72,502.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income:

	Three Months Ended March 31,
	2015	2014*
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$2,661,724	$1,557,295
Unit-based compensation	(78,750)	—
Unrealized loss on derivatives	(773,886)	(52,260)
Amortization expense	(1,015,151)	(865,209)
Amortization of above- and below-market rents, net	202,421	121,389
Amortization of deferred loan costs	(143,378)	(216,739)
Receivables interest accretion	15,381	22,857
Impairments	(2,762,436)	—
Gain on sale of real property interest	72,502	—
Allowance for doubtful accounts and loan losses	—	(4,465)
Working capital changes	(1,380,854)	756,844
Net income (loss)	$(3,202,427)	$1,319,712
Interest expense	1,011,656	1,132,654
Amortization expense	1,015,151	865,209
EBITDA	$(1,175,620)	$3,317,575
Impairments	2,762,436	—
Acquisition-related	764,490	—
Unrealized loss on derivatives	773,886	52,260
Gain on sale of real property interest	(72,502)	—
Unit-based compensation	78,750	—
Straight line rent adjustments	(21,705)	(26,745)
Amortization of above- and below-market rents, net	(202,421)	(121,389)
Deemed capital contribution due to cap on general and administrative expense reimbursement	692,872	—
Adjusted EBITDA	$3,600,186	$3,221,701
Predecessor Adjusted EBITDA	199,741	3,221,701
Adjusted EBITDA applicable to limited partners	$3,400,445	$—
Cash interest expense	(868,278)
Distributable cash flow	$2,532,167

*Prior-period financial information has been retroactively adjusted for certain assets acquired on March 4, 2015. See Notes to the Consolidated and Combined Financial Statements.

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

We intend to pay at least a minimum quarterly distribution of $0.2875 per unit per quarter, which equates to approximately $2.3 million per quarter, or $9.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of March 31, 2015. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership agreement.

The table below summarizes the quarterly distribution related to our financial results:

arch

	Distribution	Total Cash	Date
Quarter Ended	Per Unit	Distribution	of Distribution
March 31, 2015	$0.2975	$2,332,038	May 14, 2015

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt securities.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net Cash provided by operating activities	$2,661,724	$1,557,295
Net Cash provided by (used in) investing activities	(20,444,030)	184,805
Net Cash provided by (used in) financing activities	17,745,868	(2,040,328)

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Net cash provided by operating activities.  Net cash provided by operating activities increased $1,104,429 to $2,661,724 for the three months ended March 31, 2015 compared to $1,557,295 for the three months ended March 31, 2014. The increase is primarily attributable to the timing of payments of accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities.  Net cash used in investing activities was $20,444,030 for the three months ended March 31, 2015 compared to 184,805 for the three months ended March 31, 2014. The cash used in 2015 was due to the acquisition of real property interests during the three months ended March 31, 2015 while no acquisitions were made during the three months ended March 31, 2014.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $17,745,868 for the three months ended March 31, 2015 compared to net cash used in financing activities of $(2,040,328) for the three months ended March 31, 2014. The increase in net cash provided by financing activities is primarily attributable to $24,000,000 of additional borrowings for the acquisition of real properties interests, offset by distributions and a $1,000,000 principal payment during the three months ended March 31, 2015. The difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark. Additionally, distributions paid during the three months ended March 31, 2015 was a prorated cash distribution for the fourth quarter of 2014 of $0.1344 per common and subordinated unit, which corresponds to the minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit annually, prorated for the 43‑day period that we were public following the closing of our IPO on November 19, 2014.

Revolving Credit Facility

At the closing of the IPO, we amended and restated the existing secured debt facilities of Fund A and D as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with

SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019, and is available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, is pledged as collateral under our revolving credit facility.

Our revolving credit facility contains various covenants and restrictive provisions that limits our ability (as well as the ability of our restricted subsidiaries) to, among other things:

•incur or guarantee additional debt;

•make distributions on or redeem or repurchase equity;

•make certain investments and acquisitions;

•incur or permit to exist certain liens;

•enter into certain types of transactions with affiliates;

•merge or consolidate with another company;

•transfer, sell or otherwise dispose of assets or enter into certain sale‑leaseback transactions; and

•enter into certain restrictive agreements or amend or terminate certain material agreements.

Our revolving credit facility also requires compliance with certain financial covenants as follows:

•a leverage ratio of not more than 8.5 to 1.0; and

•an interest coverage ratio of not less than 2.0 to 1.0.

In addition, our revolving credit facility contains events of default including, but not limited to (i) events of default resulting from our failure or the failure of our restricted subsidiaries to comply with covenants and financial ratios, (ii) the occurrence of a change of control (as defined in the credit agreement), (iii) the institution of insolvency or similar proceedings against us or our restricted subsidiaries, (iv) the occurrence of a default under any other material indebtedness (as defined in the credit agreement) we or our restricted subsidiaries may have and (v) any one or more collateral documents ceasing to create a valid and perfected lien on collateral (as defined in the credit agreement). Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the credit agreement, the lenders may declare any outstanding principal of our revolving credit facility debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the credit agreement and the other loan documents.

Loans under our revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•a base rate, which is the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•an adjusted one month LIBOR plus an applicable margin of 2.50%.

As of March 31, 2015, we had approximately $97.0 million of outstanding indebtedness and approximately $93.0 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Off Balance Sheet Arrangements

As of March 31, 2015, we do not have any off balance sheet arrangements.

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

Newly Issued Accounting Standards

See Note 2 to the Consolidated and Combined Financial Statements for the impact of new accounting standards. There are no accounting pronouncements that have been issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

Section 107 of the Jumpstart Our Business Startups Act of 2012 provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably opted out of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2015, our revolving credit facility had an outstanding debt balance of $97.0 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. If LIBOR were to increase by 50 basis points, assuming no hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flow by approximately $0.5 million annually. If LIBOR were to decrease by approximately 20 basis points to zero, the decrease in interest expense on our pro forma variable rate debt would be approximately $0.2 million annually.

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

Rising interest rates could limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We intend to hedge interest rate risks related to a portion of our borrowings over time by means of interest rate swap agreements or other arrangements. For example, effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Exhibit number	Description
31.1*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
31.2*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.
32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 7, 2015.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer