Form 10-Q
period 2015-06-30
Landmark Infrastructure Partners LP
filed 2015-08-06
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant had 7,707,715 common units and 3,135,109 subordinated units outstanding at July 31, 2015.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

	June 30, 2015	December 31, 2014*
Assets
Land	$5,219,666	$5,219,666
Real property interests	204,248,244	186,926,669
Total land and real property interests	209,467,910	192,146,335
Accumulated amortization of real property interests	(7,557,458)	(5,916,820)
Land and net real property interests	201,910,452	186,229,515
Investments in receivables, net	8,357,381	8,665,274
Cash and cash equivalents	401,892	311,108
Rent receivables, net	355,652	80,711
Due from Landmark and affiliates	1,313,408	659,722
Deferred loan costs, net	3,120,334	2,838,879
Deferred rent receivable	366,892	288,453
Derivative assets	19,038	—
Other intangible assets, net	5,352,392	5,003,655
Other assets	215,606	399,222
Total assets	$221,413,047	$204,476,539
Liabilities and equity
Revolving credit facility	$72,200,000	$74,000,000
Accounts payable and accrued liabilities	1,235,052	141,508
Other intangible liabilities, net	8,197,871	7,396,318
Prepaid rent	1,779,627	1,532,372
Derivative liabilities	685,570	289,808
Total liabilities	84,098,120	83,360,006
Commitments and contingencies (Note 13)
Equity	137,314,927	121,116,533
Total liabilities and equity	$221,413,047	$204,476,539

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2015	2014*	2015	2014*
Revenue
Rental revenue	$4,229,771	$3,390,459	$8,191,863	$6,724,005
Interest income on receivables	194,544	158,858	401,854	334,409
Total revenue	4,424,315	3,549,317	8,593,717	7,058,414
Expenses
Management fees to affiliate	—	100,825	—	202,330
Property operating	8,894	21,805	8,894	21,805
General and administrative	651,071	514,411	1,635,056	531,958
Acquisition-related	173,755	—	1,367,072	1,800
Amortization	1,194,775	886,573	2,261,750	1,758,385
Impairments	514,300	8,450	3,276,736	8,450
Total expenses	2,542,795	1,532,064	8,549,508	2,524,728
Other income and expenses
Interest expense	(1,164,235)	(1,171,275)	(2,175,891)	(2,303,929)
Unrealized gain (loss) on derivatives	397,162	(435,530)	(376,724)	(487,790)
Gain on sale of real property interest	9,524	—	82,026	—
Total other income and expenses	(757,549)	(1,606,805)	(2,470,589)	(2,791,719)
Net income (loss)	$1,123,971	$410,448	$(2,426,380)	$1,741,967
Less: Net income (loss) attributable to Predecessor	15,355	410,448	(643,333)	1,741,967
Net income (loss) attributable to partners	$1,108,616	$—	$(1,783,047)	$—
Net income (loss) per limited partners unit
Common units – basic and diluted	$0.16		$(0.16)
Subordinated units – basic and diluted	$0.05		$(0.30)
Weighted average limited partner units outstanding
Common units – basic and diluted	6,090,688		5,401,007
Subordinated units – basic and diluted	3,135,109		3,135,109
Cash distribution declared per unit	$0.3075		$0.6050

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

	Landmark Infrastructure Partners LP*
	Common	Subordinated	Common	Subordinated	General	Landmark Infrastructure
	Units	Units	Unitholders	Unitholder	Partner	Partners LP Predecessor*	Total Equity*
Balance as of December 31, 2013			$—	$—	$—	$89,336,056	$89,336,056
Contributions of real property interests to predecessor			—	—	—	679,399	679,399
Distributions			—	—	—	(3,724,146)	(3,724,146)
Net income			—	—	—	1,741,967	1,741,967
Balance as of June 30, 2014			$—	$—	$—	$88,033,276	$88,033,276

Balance as of December 31, 2014	4,702,665	3,135,109	$74,683,957	$29,745,957	$12,349	$16,674,270	$121,116,533
Net loss from Acquired Assets attributable to Predecessor	—	—	—	—	(643,333)	—	(643,333)
Net investment of Acquired Assets	—	—	—	—	(9,519,686)	(16,674,270)	(26,193,956)
Issuance of common units, net of offering costs of $3,307,124	3,000,000	—	46,942,876	—	—	—	46,942,876
Distributions	—	—	(2,031,518)	(1,354,053)	—	—	(3,385,571)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	1,173,925	—	1,173,925
Unit-based compensation	5,050	—	87,500	—	—	—	87,500
Net loss attributable to partners	—	—	(837,979)	(945,068)	—	—	(1,783,047)
Balance as of June 30, 2015	7,707,715	3,135,109	$118,844,836	$27,446,836	$(8,976,745)	$—	$137,314,927

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

	Six months ended June 30,
	2015	2014*
Operating activities
Net income (loss)	$(2,426,380)	$1,741,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	87,500	—
Unrealized loss on derivatives	376,724	487,790
Amortization expense	2,261,750	1,758,385
Amortization of above- and below- market lease	(397,400)	(248,856)
Amortization of deferred loan costs	298,138	429,031
Receivables interest accretion	(19,166)	(44,442)
Impairments	3,276,736	8,450
Gain on the sale of real property interest	(82,026)	—
Allowance for investments in receivables	—	4,465
Changes in operating assets and liabilities:
Rent receivables, net	(274,941)	(102,946)
Accounts payable and accrued liabilities	1,093,544	(222,130)
Deferred rent receivables	(78,439)	(56,361)
Prepaid rent	247,255	(276,753)
Due from Landmark and affiliates	(172,633)	(307,208)
Other assets	183,616	—
Net cash provided by operating activities	4,374,278	3,171,392
Investing activities
Acquisition of land	(3,324,549)	—
Acquisition of real property interests	(33,994,051)	—
Net proceeds from sale of real property interest	223,487	—
Repayment of receivables	327,059	382,958
Net cash provided by (used in) investing activities	(36,768,054)	382,958
Financing activities
Proceeds from public offering, net of offering costs of $3,307,124	46,942,876	—
Proceeds from revolving credit facility	47,400,000	—
Principal payments on revolving credit facility	(49,200,000)	—
Principal payments on secured debt facilities	—	(583,706)
Deferred loan costs	(579,593)	(46,607)
Capital contribution to fund general and administrative expense reimbursement	692,872	—
Distributions to members of Contributing Landmark Funds	—	(3,626,123)
Distributions to limited partners	(3,385,571)	—
Consideration paid to general partner associated with Acquired Assets	(9,386,024)	(98,023)
Net cash provided by (used in) financing activities	32,484,560	(4,354,459)
Net increase (decrease) in cash and cash equivalents	90,784	(800,109)
Cash and cash equivalents at beginning of period	311,108	1,037,327
Cash and cash equivalents at end of period	$401,892	$237,218

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to the Consolidated and Combined Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) as a master limited partnership organized in the State of Delaware. On November 19, 2014, the Partnership completed its initial public offering (the “IPO”) of 2,750,000 common units representing limited partner interests (including 100,000 common units issued pursuant to the partial exercise of the underwriters’ option to purchase additional common units). In addition, Landmark purchased from the Partnership an additional 2,066,995 subordinated units for cash at the IPO price of our common units. On May 20, 2015 the Partnership closed a public offering of an additional 3,000,000 common units representing limited partner interests. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms for time periods prior to our IPO, refer to our predecessor for accounting purposes (our “Predecessor”). For time periods subsequent to the IPO, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

For periods presented prior to the IPO, these consolidated and combined financial statements were derived from the historical financial statements and the combined results of operations of Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), our Predecessor. Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The IPO and formation transactions were treated as a reorganization of entities under common control pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations (ASC 805).

During the six months ended June 30, 2015 the Partnership completed two drop-down acquisitions that closed on March 4, 2015  (the “First Quarter Acquisition”) and on April 8, 2015 (the “Second Quarter Acquisition” and, together with the First Quarter Acquisition, the “Acquisitions” or “Acquired Assets”). In connection with the First Quarter Acquisition, Landmark Infrastructure Operating Company LLC (“OpCo”), a wholly owned subsidiary of the Partnership, acquired 81 tenant sites and related real property interests from Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly owned subsidiary of Landmark, in exchange for cash consideration of $25,205,000.  In connection with the Second Quarter Acquisition, OpCo acquired 73 tenant sites from HoldCo in exchange for total consideration of $22,050,000. The consideration for both acquisitions was funded with borrowings under the Partnership’s existing credit facility and cash on hand.  The Acquisitions were deemed to be transactions between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Acquired Assets prior to the acquisition dates as part of the Predecessor. The differences totaling

$4,465,748 and $5,470,652 between the cash consideration of each acquisition of $25,205,000 and $22,050,000 and the historical cost basis of $20,739,252 and $16,579,348, respectively,  were allocated to Landmark Infrastructure Partners GP LLC, the Partnership’s general partner (the “General Partner”).  All intercompany transactions and account balances have been eliminated. See Note 3 for additional information.

For periods subsequent to the IPO, our results of operations, cash flows, assets and liabilities consist of the consolidated Landmark Infrastructure Partners LP activities and balances with retroactive adjustments of the combined results of operations, cash flows, assets and liabilities of the Acquired Assets.

The consolidated and combined balance sheets of our Predecessor include assets and liabilities that are specifically identifiable or otherwise attributable to the real property interests prior to the period they were owned by our Predecessor.  If a real property interest was owned by Landmark before it was owned by our Predecessor, all revenue and expenses associated with such real property interest, for the period such real property interest was owned by Landmark, are included in the consolidated and combined statements of operations. See further discussion in Note 11,  Related‑Party Transactions.

All financial information presented for the periods after the IPO represent the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets. Accordingly:

•

Our consolidated and combined statement of operations for the three months ended June 30, 2015, consists of the consolidated results of the Second Quarter Acquisition and the consolidated results of the Partnership from April 1, 2015 through April 7, 2015 and the consolidated results of the Partnership for the remainder of the period. Our consolidated and combined statement of operations for the three months ended June 30, 2014, consists entirely of the combined results of our Predecessor with retroactive adjustments for the Acquired Assets.

•

Our consolidated and combined statement of operations and cash flows for the six months ended June 30, 2015, consists of the consolidated results of the First Quarter Acquisition from January 1, 2015 through March 3, 2015, the consolidated results of the Second Quarter Acquisition from January 1, 2015 through April 7, 2015 and the consolidated results of the Partnership for the six months ended June 30, 2015. Our consolidated and combined statement of operations and combined statement of cash flows for the six months ended June 30, 2014, consists entirely of the combined results of our Predecessor with retroactive adjustments for the Acquired Assets.

•

Our consolidated and combined balance sheet at June 30, 2015, consists of the consolidated balances of the Partnership, while at December 31, 2014, it consists of the consolidated balances of the Partnership and the combined balances of certain Acquired Assets.

•

Our consolidated statement of changes in equity for the six months ended June 30, 2015, consists of both the combined activity of the Acquired Assets from January 1, 2015 through March 3, 2015 for the First Quarter Acquisition and from January 1, 2015 through April 7, 2015 for the Second Quarter Acquisition and the consolidated activity of the Partnership for the six month period. Our consolidated statement of changes in equity for the six months ended June 30, 2014, consists entirely of the combined activity of our Predecessor and the Acquired Assets.

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (“FASB”) in the ASC including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and six months ended June 30, 2015 and 2014 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All references to tenant sites are unaudited.

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

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standard Codification. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are not expected to have any material impact on its combined financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated balance sheets.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASU 2015-06”). ASU 2015-06 provides guidance on the presentation of historical earnings per unit for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops-down” net assets to a master limited partnership and the transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retroactively to reflect the transaction as if it occurred on the earliest date during which the entities were under common control. ASU 2015-06 specifies that the historical income (losses) of a transferred business before the date of a drop-down transaction should be allocated entirely to the general partner and the previously reported earnings per unit of the limited partners should not change as a result of the drop-down transaction. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and are required to be applied retroactively for all financial statements presented. Early adoption is permitted. Although we believe we are currently in compliance with this ASU, we will continue to evaluate the impact of the adoption of the ASU on our consolidated financial statements.

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

On April 8, 2015, OpCo completed an acquisition of 73 tenant sites and related real property interests, consisting of 45 wireless communication and 28 outdoor advertising sites, from HoldCo in exchange for cash consideration of $22,050,000. The purchase price was funded with $21,500,000 of borrowings under the Partnership’s existing credit facility and available cash.

The assets and liabilities acquired are recorded at the historical cost of Landmark, as the Acquisitions from Landmark are deemed to be transactions between entities under common control with the statements of operations of the Partnership adjusted retroactively as if the Acquisitions occurred on the earliest date during which the Acquired Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets as of the date acquired by Landmark for all periods presented. The following tables present our results of operations and financial position reflecting the effect of the Acquisitions on pre-acquisition periods.

Statement of operations for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Landmark	Pre-Acquisition		Landmark	Pre-Acquisition
	Infrastructure	results of	Consolidated	Infrastructure	results of	Consolidated
	Partners LP	Acquired Assets	Results	Partners LP	Acquired Assets	Results
Revenue
Rental revenue	$4,205,286	$24,485	$4,229,771	$7,821,715	$370,148	$8,191,863
Interest income on receivables	194,544	—	194,544	401,854	—	401,854
Total revenue	4,399,830	24,485	4,424,315	8,223,569	370,148	8,593,717
Expenses
Property operating	8,894	—	8,894	8,894	—	8,894
General and administrative	651,071	—	651,071	1,635,056	—	1,635,056
Acquisition-related	173,755	—	173,755	473,353	893,719	1,367,072
Amortization	1,185,645	9,130	1,194,775	2,141,988	119,762	2,261,750
Impairments	514,300	—	514,300	3,276,736	—	3,276,736
Total expenses	2,533,665	9,130	2,542,795	7,536,027	1,013,481	8,549,508
Other income and expenses	(757,549)	—	(757,549)	(2,470,589)	—	(2,470,589)
Net income (loss)	$1,108,616	$15,355	$1,123,971	$(1,783,047)	$(643,333)	$(2,426,380)

Statement of operations for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014			Six months ended June 30, 2014
		Pre-Acquisition			Pre-Acquisition
		results of	Consolidated		results of	Consolidated
	Predecessor	Acquired Assets	Results	Predecessor	Acquired Assets	Results
Revenue
Rental revenue	$3,340,188	$50,271	$3,390,459	$6,636,278	$87,727	$6,724,005
Interest income on receivables	158,858	—	158,858	334,409	—	334,409
Total revenue	3,499,046	50,271	3,549,317	6,970,687	87,727	7,058,414
Expenses
Management fees to affiliate	100,825	—	100,825	202,330	—	202,330
Property operating	21,805	—	21,805	21,805	—	21,805
General and administrative	514,411	—	514,411	531,958	—	531,958
Acquisition-related	—	—	—	—	1,800	1,800
Amortization	870,483	16,090	886,573	1,728,609	29,776	1,758,385
Impairments	8,450	—	8,450	8,450	—	8,450
Total expenses	1,515,974	16,090	1,532,064	2,493,152	31,576	2,524,728
Other income and expenses	(1,606,805)	—	(1,606,805)	(2,791,719)	—	(2,791,719)
Net income	$376,267	$34,181	$410,448	$1,685,816	$56,151	$1,741,967

Balance Sheet as of December 31, 2014:

	Landmark Infrastructure	Pre-Acquisition	Consolidated
	Partners LP	Acquired Assets	Results
Assets
Land	$1,895,117	$3,324,549	$5,219,666
Real property interests	173,009,873	13,916,796	186,926,669
Total land and real property interests	174,904,990	17,241,345	192,146,335
Accumulated amortization of real property interest	(5,831,342)	(85,478)	(5,916,820)
Land and net real property interests	169,073,648	17,155,867	186,229,515
Investments in receivables, net	8,665,274	—	8,665,274
Cash and cash equivalents	311,108	—	311,108
Rent receivables, net	80,711	—	80,711
Due from Landmark and affiliates	659,722	—	659,722
Deferred loan cost, net	2,838,879	—	2,838,879
Deferred rent receivable	279,324	9,129	288,453
Other intangible assets, net	3,783,653	1,220,002	5,003,655
Other assets	399,222	—	399,222
Total assets	$186,091,541	$18,384,998	$204,476,539
Liabilities and equity
Revolving credit facility	$74,000,000	$—	$74,000,000
Accounts payable and accrued liabilities	141,508	—	141,508
Other intangible liabilities, net	5,685,590	1,710,728	7,396,318
Prepaid rent	1,532,372	—	1,532,372
Derivative liabilities	289,808	—	289,808
Total liabilities	81,649,278	1,710,728	83,360,006
Commitments and contingencies
Equity	104,442,263	16,674,270	121,116,533
Total liabilities and equity	$186,091,541	$18,384,998	$204,476,539

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	June 30, 2015	December 31, 2014
Land	$5,219,666	$5,219,666
Real property interests – perpetual	48,079,266	46,565,584
Real property interests – non-perpetual	156,168,978	140,361,085
Total land and real property interests	209,467,910	192,146,335
Accumulated amortization of real property interests	(7,557,458)	(5,916,820)
Land and net real property interests	$201,910,452	$186,229,515

On March 4, 2015 and on April 8, 2015, the Partnership completed the Acquisitions as described in Note 3 above. The Partnership paid total consideration of $25,205,000 and $22,050,000, respectively. The Acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. The following table summarizes the preliminary allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Landmark.

		Investments in real	In-place lease	Above-market	Below-market
Date	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
March 2015	$2,934,456	$18,913,599	$517,625	$789,739	$(2,416,167)	$20,739,252
April 2015	390,093	15,946,979	472,248	548,924	(778,896)	16,579,348

The weighted average remaining amortization period for non‑perpetual real property interests is 56 years at June 30, 2015.

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of June 30, 2015, are as follows:

2015 (six months)	$1,761,264
2016	3,522,528
2017	3,522,528
2018	3,522,528
2019	3,522,528
Thereafter	132,760,144
Total	$148,611,520

During the three and six months ended June 30, 2015, two and thirteen of the Partnership’s real property interests were impaired as a result of termination notices received and one property interest foreclosure. During the three and six months ended June 30, 2014, one of the Partnership’s real property interest was impaired as a result of a termination notice received. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites. As of June 30, 2015, 12 tenant sites have been vacated with the majority of the remaining sites vacating over the next three months.  As a result of these termination notices we determined that eight real property interests were impaired during the six months ending June 30, 2015 and recognized impairment charges totaling $2.1 million related to MetroPCS tenant sites during the first quarter of 2015. Impairment of $0.7 million related to a foreclosure notice received effective March 26, 2015. During the three months ended June 30, 2015 impairment charges of $0.5 million were due to two termination notices received during the period. During the three and six months ended June 30, 2015 we recognized impairment charges totaling $514,300 and $3,276,736. The carrying value of each real property interest were determined to have a fair value of zero with the remaining lease intangibles amortization adjusted to the remaining lease life.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	June 30, 2015	December 31, 2014
Acquired in-place lease
Gross amount	$5,436,547	$4,936,570
Accumulated amortization	(1,418,392)	(981,364)
Net amount	$4,018,155	$3,955,206
Acquired above-market leases
Gross amount	$2,055,127	$1,579,647
Accumulated amortization	(720,890)	(531,198)
Net amount	$1,334,237	$1,048,449
Total other intangible assets, net	$5,352,392	$5,003,655
Acquired below-market leases
Gross amount	$(10,262,079)	$(8,895,960)
Accumulated amortization	2,064,208	1,499,642
Total other intangible liabilities, net	$(8,197,871)	$(7,396,318)

We recorded net amortization of above‑ and below‑market lease intangibles of $198,424 and $397,400 as an increase to rental revenue for the three and six months ended June 30, 2015, respectively, and $130,077 and $248,856 as an increase to rental revenue for the three and six months ended June 30, 2014, respectively. We recorded amortization of in‑place lease intangibles of $229,625 and $450,777 as amortization expense for the three and six months ended June 30, 2015, respectively, and $129,923 and $254,301 as amortization expense for the three and six months ended June 30, 2014, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2015 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2015 (six months)	$318,749	$173,401	$(570,649)
2016	542,574	273,546	(1,011,271)
2017	512,876	187,132	(982,706)
2018	479,395	118,059	(955,268)
2019	462,276	85,456	(936,535)
Thereafter	1,702,285	496,643	(3,741,442)
Total	$4,018,155	$1,334,237	$(8,197,871)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 29 years. Interest income recognized on the receivables totaled $194,544 and $401,854 for the three and six months ended June 30, 2015, respectively, and $158,858 and $334,409 for the three and six months ended June 30, 2014, respectively.

The following table reflects the activity in investments in receivables:

	June 30, 2015	December 31, 2014
Investments in receivables – beginning	$8,665,274	$9,085,281
Fair value adjustment	—	284,294
Impairments	—	(4,465)
Repayments	(327,059)	(751,735)
Interest accretion	19,166	51,899
Investments in receivables – ending	$8,357,381	$8,665,274

Annual amounts due as of June 30, 2015, are as follows:

2015 (six months)	$704,965
2016	1,430,049
2017	1,561,423
2018	1,377,750
2019	893,149
Thereafter	6,637,989
Total	$12,605,325
Interest	$4,247,944
Principal	8,357,381
Total	$12,605,325

7. Debt

At the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019 and will be available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On June 3, 2015, the Partnership exercised its option to increase the available commitments under its revolving credit facility for an additional $60.0 million, resulting in aggregate commitments of $250.0 million. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

At June 30, 2015, $72.2 million was outstanding and there was $177.8 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

The Partnership incurred interest expense of $1,164,235 and $2,175,891 for the three and six months ended June 30, 2015, respectively, and $1,171,275 and $2,303,929 for the three and six months ended June 30, 2014, respectively. At June 30, 2015 and December 31, 2014 we had interest payable of $101,743 and $43,905, respectively. The Partnership recorded $154,760 and $298,138 of deferred loan costs amortization, which is included in interest expense, for the three and six months ended June 30, 2015, respectively, and $212,292 and $429,031 of deferred loan costs amortization for the three and six months ended June 30, 2014, respectively.

The revolving credit facility requires monthly interest payments and the outstanding debt balance due upon maturity on November 19, 2019.  Our revolving credit facility requires compliance with certain financial covenants. As of June 30, 2015, the Partnership was in compliance with all financial covenants.

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

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at
Value	Rate	Date	Date	June 30, 2015	December 31, 2014
$ 70,000,000	4.02%	12/24/2014	12/24/2018	$(685,570)	$(289,808)
25,000,000	3.79	4/13/2015	4/13/2019	19,038	—
				$(666,532)	$(289,808)

During the three and six months ended June 30, 2015, the Partnership recorded a gain of $397,162 and a loss of $376,724, respectively, and for the three and six months ended June 30, 2014 the Partnership recorded a loss of $435,530 and $487,790, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized loss on derivative financial instruments on the consolidated and combined statements of operations.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at June 30, 2015. The following table summarizes the results of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 2014	12/24/2018	$450,454	$(1,876,045)	$1,594,059	$(2,974,263)
February 2015	4/13/2019	467,593	(437,027)	911,496	(864,963)

9. Net Income (Loss) Per Limited Partner Unit

Net income (loss) per limited partner unit is calculated only for the period subsequent to the IPO as no units were outstanding prior to the IPO. Landmark’s subordinated units and the General Partner’s incentive distribution rights meet the definition of a participating security and therefore we are required to compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net income (loss) per unit includes the effects of potentially dilutive units on our common and subordinated units. Net income (loss) related to the Acquired Assets prior to the Partnership’s acquisition dates of each transaction is allocated to the General Partner.

As of June 30, 2015, the General Partner was not entitled to receive any incentive distributions based on current distributions. Therefore, net income available to the limited partner units has not been reduced.

The calculation of net income (loss) per unit for the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Net income attributable to limited partners:
Distribution declared	$2,370,122	$964,046	$3,769,466	$1,896,741
Undistributed net loss	(1,417,648)	(807,904)	(4,607,445)	(2,841,809)
Net income (loss) attributable to limited partners	$952,474	$156,142	$(837,979)	$(945,068)

Weighted-average units outstanding:
Basic and diluted	6,090,688	3,135,109	5,401,007	3,135,109

Net income (loss) per limited partner unit:
Basic and diluted	$0.16	$0.05	$(0.16)	$(0.30)

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

On April 23, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.2975 per unit, or $1.19 per unit on an annualized basis, for the quarter ended March 31, 2015.  This distribution represents a 3.5% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and was paid on May 14, 2015 to unitholders of record as of May 5, 2015.

 On May 20, 2015, the Partnership closed a public offering of an additional 3,000,000 common units representing limited partner interests in us at a price to the public of $16.75 per common unit, or $15.9125 per common unit net of the underwriter’s discount. We received net proceeds of $46.9 million after deducting the underwriter’s discount and offering expenses paid by us of $3.3 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

On July 21, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.3075 per unit, or $1.23 per unit on an annualized basis, for the quarter ended June 30, 2015.  This distribution represents a 7.0% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and is payable on August 14, 2015 to unitholders of record as of August 4, 2015.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	June 30, 2015		December 31, 2014
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in Receivables, net	$8,357,381	$8,437,793	$8,665,274	$8,665,274
Secured Debt Facilities	72,200,000	72,200,000	74,000,000	74,000,000

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

As of June 30, 2015 and December 31, 2014, the Partnership measured the following assets and liabilities at fair value on a recurring basis:

	June 30, 2015	December 31, 2014
Derivative Assets(1)	$19,038	$—
Derivative Liabilities(1)	$685,570	$289,808
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

11. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we must reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019.  The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. For the three and six months ended June 30, 2015, Landmark reimbursed us $481,053 and $1,173,925 for expenses related to certain general and administrative expenses that exceeded the cap.

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

Right of First Offer

In connection with the IPO, certain other investment funds managed by Landmark granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. As of June 30, 2015, no such offers were made.

Management Fee

In accordance with the limited liability company agreements for each of the Contributing Landmark Funds, Landmark or its affiliates were paid a management fee of $45 per asset per month for providing various services to the funds. Management fees totaled $100,825 and $202,330  for the three and six months ended June 30, 2014. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of June 30, 2015, no such fees have been incurred.

Due from Affiliates

At June 30, 2015 and December 31, 2014, the General Partner and its affiliates owed $1,307,037  and $659,722 to the Partnership for general and administrative reimbursement and for rents received on our behalf.

12. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising and renewable power generation, as of June 30, 2015 and December 31, 2014 and two reportable segments, wireless communication and outdoor advertising, as of June 30, 2014.

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

The statements of income for the reportable segments are as follows:

For the three months ended June 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$3,466,298	$752,993	$10,480	$—	$4,229,771
Interest income on receivables	194,544	—	—	—	194,544
Total revenue	3,660,842	752,993	10,480	—	4,424,315
Expenses
Property operating	5,428	3,466	—	—	8,894
General and administrative	—	—	—	651,071	651,071
Acquisition-related	—	—	—	173,755	173,755
Amortization	1,089,878	101,776	3,121	—	1,194,775
Impairments	222,224	292,076	—	—	514,300
Total expenses	1,317,530	397,318	3,121	824,826	2,542,795
Total other income and expenses	9,524	—	—	(767,073)	(757,549)
Net income (loss)	$2,352,836	$355,675	$7,359	$(1,591,899)	$1,123,971

For the three months ended June 30, 2014:

	Wireless Communication	Outdoor Advertising	Corporate	Total
Revenue
Rental revenue	$2,982,912	$407,547	$—	$3,390,459
Interest income on receivables	158,858	—	—	158,858
Total revenue	3,141,770	407,547	—	3,549,317
Expenses
Management fees to affiliate	90,700	10,125	—	100,825
Property operating	6,721	15,084	—	21,805
General and administrative	6,502	6,525	501,384	514,411
Amortization	829,700	56,873	—	886,573
Impairments	8,450	—	—	8,450
Total expenses	942,073	88,607	501,384	1,532,064
Total other income and expenses	(24,399)	(5,938)	(1,576,468)	(1,606,805)
Net income (loss)	$2,175,298	$313,002	$(2,077,852)	$410,448

For the six months ended June 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,715,487	$1,455,956	$20,420	$—	$8,191,863
Interest income on receivables	401,854	—	—	—	401,854
Total revenue	7,117,341	1,455,956	20,420	—	8,593,717
Expenses
Property operating	5,428	3,466	—	—	8,894
General and administrative	—	—	—	1,635,056	1,635,056
Acquisition-related	872,594	21,126	—	473,352	1,367,072
Amortization	2,061,704	193,617	6,429	—	2,261,750
Impairments	2,984,659	292,077	—	—	3,276,736
Total expenses	5,924,385	510,286	6,429	2,108,408	8,549,508
Total other income and expenses	9,524	72,502	—	(2,552,615)	(2,470,589)
Net income (loss)	$1,202,480	$1,018,172	$13,991	$(4,661,023)	$(2,426,380)

For the six months ended June 30, 2014:

	Wireless Communication	Outdoor Advertising	Corporate	Total
Revenue
Rental revenue	$5,836,819	$887,186	$—	$6,724,005
Interest income on receivables	334,409	—	—	334,409
Total revenue	6,171,228	887,186	—	7,058,414
Expenses
Management fees to affiliate	182,080	20,250	—	202,330
Property operating	6,721	15,084	—	21,805
General and administrative	6,502	6,525	518,931	531,958
Acquisition-related	—	1,800	—	1,800
Amortization	1,645,520	112,865	—	1,758,385
Impairments	8,450	—	—	8,450
Total expenses	1,849,273	156,524	518,931	2,524,728
Total other income and expenses	(24,399)	(5,938)	(2,761,382)	(2,791,719)
Net income (loss)	$4,297,556	$724,724	$(3,280,313)	$1,741,967

The Partnership’s total assets by segment were:

	June 30, 2015	December 31, 2014
Segments
Wireless communication	$180,796,528	$168,664,826
Outdoor advertising	34,888,704	33,555,244
Renewable power generation	420,946	391,381
Corporate assets	5,306,869	1,865,088
Total assets	$221,413,047	$204,476,539

13. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

There has been significant consolidation in the wireless communication industry over the last several years. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless.  Recent consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. The termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

We have approximately $18.9 million of real property interest subject to subordination to lenders of the property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

14. Tenant Concentration

For the three and six months ended June 30, 2015 and 2014, the Partnership had the following tenant revenue concentrations:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2015	2014	2015	2014
T-Mobile	17.8%	19.8%	18.3%	19.9%
Verizon	15.0%	15.2%	15.0%	15.2%
Sprint	11.4%	12.5%	11.4%	12.4%
AT&T Mobility	12.5%	10.1%	11.7%	10.0%
Crown Castle	10.8%	11.0%	10.8%	11.1%

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

15. Supplemental Cash Flow Information

Noncash activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Purchase price for acquisition of real property interests included in due to Landmark and affiliates	$—	$3,635,616
Capital contribution to fund general and administrative expense reimbursement	481,053	—
Offering costs included in due to Landmark and affiliates	—	173,566
Accrued offering costs	—	698,064

Cash flows related to interest and income taxes paid were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest	$1,819,867	$1,872,640

16. Subsequent Events

On July 21, 2015, the Partnership completed an acquisition of 100 tenant sites and related real property interests, consisting of 81 wireless communication, 16 outdoor advertising, and 3 renewable power generation sites, from Landmark, in exchange for cash consideration of $35,700,000. The purchase price was funded with borrowings under the Partnership’s existing credit facility and available cash.

On July 21, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.3075 per unit, or $1.23 per unit on an annualized basis, for the quarter ended June 30, 2015.  This distribution represents a 7.0% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and is payable on August 14, 2015 to unitholders of record as of August 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, our predecessor for accounting purposes (our “Predecessor”). Our Partnership succeeded our Predecessor, which includes substantially all the assets and liabilities that were contributed to us in connection with our IPO by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark Dividend LLC (“Landmark”).  Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The operations of the assets we acquired on March 4, 2015 and April 8, 2015, prior to such dates, are also included in our operations and the operations of our Predecessor.  For time periods subsequent to the IPO, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

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

Our future financial condition and results of operations will differ significantly from, and will not be comparable with, the historical financial position and results of operations of our Predecessor. Additionally, on March 4, 2015 and on April 8, 2015, we acquired 81 and 73 tenant sites (the “Acquired Assets”) from an affiliate of Landmark in exchange for approximately $25.2 million and $22.1 million, respectively. The acquisitions on March 4, 2015 and April 8, 2015 are deemed to be transactions between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Please refer to our consolidated and combined financial statements for further information.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) Adjusted EBITDA; and (4) distributable cash flow.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of June 30, 2015, we had a 98% occupancy rate with 831 of our 849 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been significant consolidation in the wireless communication industry over the last several years. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless.  Recent consolidation and any potential future consolidation in the wireless industry could lead to rationalization of wireless networks and reduced demand for tenant sites. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites. As of June 30, 2015, 12 tenant sites have been vacated with the majority of the remaining sites vacating over the next three months.  As a result of these termination notices, we determined that eight real property interests were impaired during the first quarter of 2015 and recognized impairment charges totaling $2.1 million related to these MetroPCS tenant sites. As a result of these terminations and potential additional terminations associated with prior consolidation in the wireless industry, we expect our occupancy rate to decline to approximately 97%.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During 2014, our Predecessor acquired real property interests underlying 97 tenant sites. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark.

On March 4, 2015, we acquired a portfolio of real property interests consisting of 81 tenant sites from an affiliate of Landmark in exchange for approximately $25.2 million. The portfolio of tenant sites (i) consists of wireless communication, outdoor advertising and renewable power generation sites, (ii) is subject to effectively triple net lease arrangements, (iii) has a 100% occupancy rate and (iv) has an average remaining real property interest and lease term of approximately 87 years and 14 years (including remaining renewal options), respectively. The purchase price was primarily funded with borrowings under our revolving credit facility.

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

On July 21, 2015, the Partnership completed an acquisition of 100 tenant sites from an affiliate of Landmark in exchange for approximately $35.7 million. The portfolio of tenant sites (i) consists of wireless communication, outdoor advertising and renewable power generation sites, (ii) is subject to effectively triple net lease arrangements, (iii) has a 100% occupancy rate and (iv) has an average remaining real property interest and lease term of approximately 83 years and 20 years (including remaining renewal options), respectively. The purchase price was primarily funded with borrowings under our revolving credit facility. These sites and related real property interests are not reflected in our historical results of operations.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including board of director’s compensation, insurance, legal, accounting and other expenses related to corporate governance, public reporting, tax return preparation, and compliance with various provisions of the Sarbanes‑Oxley Act, as compared to our Predecessor. Under our Omnibus Agreement with Landmark (“Omnibus Agreement”), we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses directly incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

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

The assets and liabilities acquired during the six months ended June 30, 2015 are recorded at the historical cost of Landmark, as the drop-down acquisitions are transactions between entities under common control, our statements of operations of the Partnership are adjusted retroactively as if the transaction occurred on the earliest date during which the entities were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position and cash flows of the Acquired Assets as if we owned the Acquired Assets as of the date acquired by Landmark for all periods presented.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated and combined financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by our current report on Form 8-K filed on May 11, 2015, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2015.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the three and six months ended June 30, 2015 and for the year ended December 31, 2014. As of June 30, 2015 and 2014, we had 849 and 702 available tenant sites with 831 and 699 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue
Rental revenue	$4,229,771	$3,390,459	$839,312	$8,191,863	$6,724,005	$1,467,858
Interest income on receivables	194,544	158,858	35,686	401,854	334,409	67,445
Total revenue	4,424,315	3,549,317	874,998	8,593,717	7,058,414	1,535,303
Expenses
Management fees to affiliate	—	100,825	(100,825)	—	202,330	(202,330)
Property operating	8,894	21,805	(12,911)	8,894	21,805	(12,911)
General and administrative	651,071	514,411	136,660	1,635,056	531,958	1,103,098
Acquisition-related	173,755	—	173,755	1,367,072	1,800	1,365,272
Amortization	1,194,775	886,573	308,202	2,261,750	1,758,385	503,365
Impairments	514,300	8,450	505,850	3,276,736	8,450	3,268,286
Total expenses	2,542,795	1,532,064	1,010,731	8,549,508	2,524,728	6,024,780
Other income and expenses
Interest expense	(1,164,235)	(1,171,275)	7,040	(2,175,891)	(2,303,929)	128,038
Unrealized gain (loss) on derivatives	397,162	(435,530)	832,692	(376,724)	(487,790)	111,066
Gain on sale of real property interest	9,524	—	9,524	82,026	—	82,026
Total other income and expenses	(757,549)	(1,606,805)	849,256	(2,470,589)	(2,791,719)	321,130
Net income (loss)	$1,123,971	$410,448	$713,523	$(2,426,380)	$1,741,967	$(4,168,347)

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Rental Revenue

Rental revenue increased $839,312, $663,084 of which was due to the greater number of assets in the portfolio during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $3,466,298, $752,993, and $10,480, or 82%,  18%, and 0% of total rental revenue, respectively, during the three months ended June 30, 2015, compared to $2,982,912, $407,547, and zero, or 88%, 12%, and 0% of total rental revenue, respectively, during the three months ended June 30, 2014. The occupancy rates in our wireless communication and outdoor advertising segments were 97% and 100%, respectively, at June 30, 2015 compared to 99% and 100%, respectively, at June 30, 2014. Additionally, our effective monthly rental rates per tenant site for wireless communication and outdoor advertising segments were $1,690 and $1,337, respectively, during the three months ended June 30, 2015 compared to $1,628 and $1,319, respectively, during the three months ended June 30, 2014. The occupancy rate in our renewable power generation segment was 100% with an effective monthly rental rate per tenant site of $1,181 during the three months ending June 30, 2015. During the three months ending June 30, 2014 no real property interests were owned in the renewable power generation segment.

Interest Income on Receivables

Interest income on receivables increased $35,686 due to the revaluation of receivables on November 19, 2014. As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $100,825  during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Landmark’s right to receive a management fee of $45 per asset per month for managing these assets was terminated in connection with our IPO. Pursuant to the terms of our Omnibus Agreement, we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $136,660 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to an increase in additional accounting and legal related expenses associated with being a public company. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the three months ended June 30, 2015, Landmark reimbursed us $481,053 for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses increased $173,755 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of the April 8, 2015 acquisition from Landmark. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.

Amortization

Amortization expense increased $308,202 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of having 849 tenant sites as of June 30, 2015 compared to 702 tenant sites as of June 30, 2014. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 and 2014 contributing to a full period of amortization.

Impairments

Impairments increased $505,850 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the three months ended June 30, 2015. We have received termination notices related to 23 MetroPCS tenant sites as a result of the merger of T-Mobile and MetroPCS with the majority of the sites to be vacated over the next three months. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). As of June 30, 2015, we had a 98% occupancy rate and we expect our occupancy rate to decline to approximately 97% as the MetroPCS sites discussed above become vacant and any additional termination notices are received.

Interest Expense

Interest expense decreased $7,040 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to the reduced average outstanding balance under our revolving credit facility during the three months ended June 30, 2015 compared to the average outstanding balances under the secured debt facilities for the three months ended June 30, 2014. In connection with the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.

Unrealized Gain/(Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts that fixed the floating LIBOR rate. These contracts were adjusted to fair value at each period end. The unrealized gain recorded for the three months ended June 30, 2015 and unrealized loss recorded for the three months ended June 30, 2014 reflects the change in fair value of these contracts during those periods. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.The unrealized loss recorded reflects the change in fair value of the interest rate swap contracts during the period presented.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Rental Revenue

Rental revenue increased $1,467,858, $1,115,825 of which was due to the greater number of assets in the portfolio during six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $6,715,487, $1,455,956, and $20,420, or 82%,  18%, and less than 1% of total rental revenue, respectively, during the six months ended June 30, 2015, compared to $5,836,819, $887,186, and zero, or 87%, 13%, and 0% of total rental revenue, respectively, during the six months ended June 30, 2014. The occupancy rates in our wireless communication and outdoor advertising segments were 97% and 100%, respectively, at June 30, 2015 compared to 99% and 100%, respectively, at June 30, 2014. Additionally, our effective monthly rental rates per tenant site for wireless communication and outdoor advertising segments were $1,707 and $1,334, respectively, during the six months ended June 30, 2015 compared to $1,622 and $1,311, respectively, during the six months ended June 30, 2014. The occupancy rate in our renewable power generation segment was 100% with an effective monthly rental rate per tenant site of $1,150 during the six months ending June 30, 2015. During the six months ending June 30, 2014 no real property interests were owned in the renewable power generation segment.

Interest Income on Receivables

Interest income on receivables increased $67,445 due to the revaluation of receivables on November 19, 2014. As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $202,330 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Landmark’s right to receive a management fee of $45 per asset per month for managing these assets was terminated in connection with our IPO. Pursuant to the terms of our Omnibus Agreement, we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $1,103,098 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to an increase in additional accounting and legal related expenses associated with being a public company. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the six months ended June 30, 2015, Landmark reimbursed us $1,173,925 for expenses related to certain general and administrative expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses increased $1,365,272 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of the March 4, 2015 and April 8, 2015 acquisitions from Landmark. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisitions.  Additionally, $893,719 of acquisition related expenses are associated with the Acquired Assets incurred by our Predecessor and included within the six months ended June 30, 2015 operations as the acquisitions on March 4, 2015 and April 8, 2015 were transactions between entities under common control, which requires the prior periods retroactively adjusted to furnish comparative information.

Amortization

Amortization expense increased $503,365 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of having 849 tenant sites as of June 30, 2015 compared to 702 tenant sites as of June 30, 2014. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 and 2014 contributing to a full periods of amortization.

Impairments

Impairments increased $3,268,286 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the six months ended June 30, 2015.

Interest Expense

Interest expense decreased $128,038 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to the reduced average outstanding balance under the revolving credit facility during the six months ended June 30, 2015 compared to the average outstanding balances under the secured debt facilities for the six months ended June 30, 2014. In connection with the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.

Unrealized Gain/(Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts that fixed the floating LIBOR rate. These contracts were adjusted to fair value at each period end. The unrealized loss recorded for the six months ended June 30, 2015 and 2014 reflects the change in fair value of these contracts during those periods. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015.The unrealized loss recorded reflects the change in fair value of the interest rate swap contracts during the period presented.

Gain on Sale of Real Property Interest

During the six months ended June 30, 2015, we recognized a gain on the sale of real property interest of $82,026 primarily related to a tenant site lost to eminent domain proceeding.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*
Net cash provided by operating activities	$2,021,054	$1,593,535	$4,374,278	$3,171,392
Unit-based compensation	(8,750)	—	(87,500)	—
Unrealized gain (loss) on derivatives	397,162	(435,530)	(376,724)	(487,790)
Amortization expense	(1,194,775)	(886,573)	(2,261,750)	(1,758,385)
Amortization of above- and below-market rents, net	198,424	130,077	397,400	248,856
Amortization of deferred loan costs	(154,760)	(212,292)	(298,138)	(429,031)
Receivables interest accretion	3,785	21,585	19,166	44,442
Impairments	(514,300)	(8,450)	(3,276,736)	(8,450)
Gain on sale of real property interest	9,524	—	82,026	—
Allowance for doubtful accounts and loan losses	—	—	—	(4,465)
Working capital changes	366,607	208,096	(998,402)	965,398
Net income (loss)	$1,123,971	$410,448	$(2,426,380)	$1,741,967
Interest expense	1,164,235	1,171,275	2,175,891	2,303,929
Amortization expense	1,194,775	886,573	2,261,750	1,758,385
EBITDA	$3,482,981	$2,468,296	$2,011,261	$5,804,281
Impairments	514,300	8,450	3,276,736	8,450
Acquisition-related	173,755	—	1,367,072	1,800
Unrealized gain (loss) on derivatives	(397,162)	435,530	376,724	487,790
Gain on sale of real property interest	(9,524)	—	(82,026)	—
Unit-based compensation	8,750	—	87,500	—
Straight line rent adjustments	(40,889)	(29,230)	(78,439)	(56,361)
Amortization of above- and below-market rents, net	(198,424)	(130,077)	(397,400)	(248,856)
Deemed capital contribution due to cap on general and administrative expense reimbursement	481,053	—	1,173,925	—
Adjusted EBITDA	$4,014,840	$2,752,969	$7,735,353	$5,997,104
Predecessor Adjusted EBITDA	23,272	2,752,969	343,340	5,997,104
Adjusted EBITDA applicable to limited partners	$3,991,568	$—	$7,392,013	$—
Cash interest expense	(1,009,475)		(1,877,753)
Distributable cash flow	$2,982,093		$5,514,260

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Notes to the Consolidated and Combined Financial Statements.

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

We intend to pay at least a minimum quarterly distribution of $0.2875 per unit per quarter, which equates to approximately $3.1 million per quarter, or $12.5 million per year in the aggregate, based on the number of common and subordinated units outstanding as of June 30, 2015. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our partnership agreement.

The table below summarizes the quarterly distribution related to our financial results:

arch

	Distribution	Total Cash	Date
Quarter Ended	Per Unit	Distribution	of Distribution
March 31, 2015	$0.2975	$2,332,038	May 14, 2015
June 30, 2015	$0.3075	$3,334,168	August 14, 2015

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net Cash provided by operating activities	$4,374,278	$3,171,392
Net Cash provided by (used in) investing activities	(36,768,054)	382,958
Net Cash provided by (used in) financing activities	32,484,560	(4,354,459)

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Net cash provided by operating activities.  Net cash provided by operating activities increased $1,202,886 to $4,374,278 for the six months ended June 30, 2015 compared to $3,171,392 for the six months ended June 30, 2014. The increase is primarily attributable to the timing of payments of accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities.  Net cash used in investing activities was $36,768,054 for the six months ended June 30, 2015 compared to net cash provided by investing activities of $382,958 for the six months ended June 30, 2014. The cash used in 2015 was due to the acquisition of real property interests during the six months ended June 30, 2015 while no acquisitions were made during the six months ended June 30, 2014.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $32,484,560 for the six months ended June 30, 2015 compared to net cash used in financing activities of $4,354,459 for the six months ended June 30, 2014. The increase in net cash provided by financing activities is primarily attributable to $47,400,000 of additional borrowings for the acquisition of real property interests and $46,942,876 of net proceeds from a public offering of an additional 3,000,000 common units, offset by distributions to unitholders and $49,200,000 in principal payments to reduce borrowings under our revolving credit facility. The difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark.

Revolving Credit Facility

At the closing of the IPO, we amended and restated the existing secured debt facilities of Fund A and D as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on

November 19, 2019, and is available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On June 3, 2015, the Partnership exercised its option to increase the available commitments under its revolving credit facility for an additional $60.0 million, resulting in aggregate commitments of $250.0 million. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, is pledged as collateral under our revolving credit facility.

Our revolving credit facility contains various covenants and restrictive provisions that limit our ability (as well as the ability of our restricted subsidiaries) to, among other things:

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

We were in compliance with all covenants under our revolving credit facility as of June 30, 2015.

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

As of June 30, 2015, we had approximately $72.2 million of outstanding indebtedness and approximately $177.8 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Off Balance Sheet Arrangements

As of June 30, 2015, we do not have any off balance sheet arrangements.

Inflation

Substantially all of our tenant lease arrangements are effectively triple net and provide for fixed‑rate escalators or rent escalators tied to increases in the consumer price index. We believe that inflationary increases may be at least partially offset by the contractual rent increases and our tenants’ (or the underlying property owners’) obligations to pay taxes and expenses under our effectively triple net lease arrangements. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

As of June 30, 2015, our revolving credit facility had an outstanding balance of $72.2 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. If LIBOR were to increase by 50 basis points, assuming no hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flow by approximately $0.4 million annually. If LIBOR were to decrease by approximately 20 basis points to zero, the decrease in interest expense on our pro forma variable rate debt would be approximately $0.1 million annually.

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

Rising interest rates could limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We intend to hedge interest rate risks related to a portion of our borrowings over time by means of interest rate swap agreements or other arrangements. For example, effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015. See Note 8 to the Consolidated and Combined Financial Statements for additional information.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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
10.1

Asset Purchase Agreement, dated as of April 8, 2015, by and between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 8, 2015).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on August 6, 2015.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer