Form 10-Q
period 2015-09-30
Landmark Infrastructure Partners LP
filed 2015-11-05
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant had 9,706,567 common units and 3,135,109 subordinated units outstanding at October 30, 2015.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and combined Balance Sheets

	September 30, 2015	December 31, 2014*
Assets
Land	$6,977,145	$5,924,294
Real property interests	290,301,565	231,561,354
Total land and real property interests	297,278,710	237,485,648
Accumulated amortization of real property interests	(10,390,300)	(7,135,676)
Land and net real property interests	286,888,410	230,349,972
Investments in receivables, net	8,305,178	8,665,274
Cash and cash equivalents	273,090	311,108
Rent receivables, net	741,504	123,767
Due from Landmark and affiliates	2,111,822	659,722
Deferred loan costs, net	2,976,610	3,985,227
Deferred rent receivable	499,139	344,162
Other intangible assets, net	8,099,980	6,101,048
Other assets	150,433	399,222
Total assets	$310,046,166	$250,939,502
Liabilities and equity
Revolving credit facility	$164,500,000	$74,000,000
Secured debt facility	—	29,707,558
Accounts payable and accrued liabilities	505,729	141,508
Other intangible liabilities, net	10,742,540	8,938,034
Prepaid rent	2,617,307	2,029,542
Derivative liabilities	2,218,717	308,899
Total liabilities	180,584,293	115,125,541
Commitments and contingencies (Note 14)
Equity	129,461,873	135,813,961
Total liabilities and equity	$310,046,166	$250,939,502

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2015	2014*	2015	2014*
Revenue
Rental revenue	$6,044,317	$4,399,714	$16,300,304	$12,860,421
Interest income on receivables	200,902	188,585	605,180	522,994
Total revenue	6,245,219	4,588,299	16,905,484	13,383,415
Expenses
Management fees to affiliate	18,738	139,142	91,650	406,302
Property operating	7,678	—	19,459	21,805
General and administrative	462,364	47,054	2,107,354	579,628
Acquisition-related	1,003,294	46,012	2,958,276	106,484
Amortization	1,423,702	1,116,602	4,176,426	3,294,849
Impairments	302,008	—	3,578,744	8,450
Total expenses	3,217,784	1,348,810	12,931,909	4,417,518
Other income and expenses
Interest expense	(1,607,173)	(1,519,738)	(4,495,384)	(4,378,694)
Loss on early extinguishment of debt	(902,625)	—	(902,625)	—
Unrealized gain (loss) on derivatives	(1,532,995)	514,394	(1,909,817)	(6,393)
Gain on sale of real property interest	—	—	82,026	—
Total other income and expenses	(4,042,793)	(1,005,344)	(7,225,800)	(4,385,087)
Net income (loss)	$(1,015,358)	$2,234,145	$(3,252,225)	$4,580,810
Less: Net income (loss) attributable to Predecessor	(744,912)	2,234,145	(1,198,734)	4,580,810
Net loss attributable to partners	$(270,446)	$—	$(2,053,491)	$—
Net loss per limited partner unit
Common units – basic and diluted	$(0.01)		$(0.13)
Subordinated units – basic and diluted	$(0.06)		$(0.38)
Weighted average limited partner units outstanding
Common units – basic and diluted	8,663,688		6,500,519
Subordinated units – basic and diluted	3,135,109		3,135,109
Cash distribution declared per unit	$0.3175		$0.9225

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

	Landmark Infrastructure Partners LP*
	Common	Subordinated	Common	Subordinated	General	Landmark Infrastructure
	Units	Units	Unitholders	Unitholder	Partner	Partners LP Predecessor*	Total Equity*
Balance as of December 31, 2013			$—	$—	$—	$105,724,959	$105,724,959
Contributions of real property interests to predecessor			—	—	—	8,196,662	8,196,662
Distributions			—	—	—	(8,426,264)	(8,426,264)
Net income			—	—	—	4,580,810	4,580,810
Balance as of September 30, 2014			$—	$—	$—	$110,076,167	$110,076,167

Balance as of December 31, 2014	4,702,665	3,135,109	$74,683,957	$29,745,957	$12,349	$31,371,698	$135,813,961
Net loss from Acquired Assets attributable to Predecessor	—	—	—	—	(1,198,734)	—	(1,198,734)
Net investment of Acquired Assets	—	—	—	—	(44,973,190)	(31,371,698)	(76,344,888)
Issuance of units in connection with the Fund E acquisition	1,998,852	—	31,461,930	—	—	—	31,461,930
Issuance of common units, net of offering costs of $3,308,455	3,000,000	—	46,941,545	—	—	—	46,941,545
Distributions	—	—	(4,401,640)	(2,318,100)	—	—	(6,719,740)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	1,465,040	—	1,465,040
Unit-based compensation	5,050	—	96,250	—	—	—	96,250
Net loss attributable to partners	—	—	(867,361)	(1,186,130)	—	—	(2,053,491)
Balance as of September 30, 2015	9,706,567	3,135,109	$147,914,681	$26,241,727	$(44,694,535)	$—	$129,461,873

*Prior-period financial information has been retroactively adjusted for certain assets acquired. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

	Nine months ended September 30,
	2015	2014*
Operating activities
Net income (loss)	$(3,252,225)	$4,580,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	96,250	—
Unrealized loss on derivatives	1,909,817	6,393
Loss on early extinguishment of debt	902,625	—
Amortization expense	4,176,426	3,294,849
Amortization of above- and below- market lease	(836,485)	(517,148)
Amortization of deferred loan costs	722,689	853,593
Receivables interest accretion	(21,450)	(49,356)
Impairments	3,578,744	8,450
Gain on the sale of real property interest	(82,026)	—
Allowance for investments in receivables	—	4,465
Changes in operating assets and liabilities:
Rent receivables, net	(660,793)	(109,455)
Accounts payable and accrued liabilities	364,221	(300,075)
Deferred rent receivables	(154,977)	(115,674)
Prepaid rent	945,849	(88,497)
Due from Landmark and affiliates	(1,160,985)	(215,779)
Other assets	248,789	—
Net cash provided by operating activities	6,776,469	7,352,576
Investing activities
Acquisition of land	(5,082,027)	—
Acquisition of real property interests	(88,864,100)	(2,491,902)
Proceeds from sale of real property interest	223,487	—
Acquisition of receivables	(142,062)	—
Repayments of receivables	523,608	596,926
Net cash used in investing activities	(93,341,094)	(1,894,976)
Financing activities
Proceeds from public offering, net of offering costs of $3,308,455	46,941,545	—
Proceeds from revolving credit facility	141,200,000	—
Proceeds from secured debt facilities	—	7,580,214
Principal payments on revolving credit facility	(50,700,000)	—
Principal payments on secured debt facilities	(29,707,558)	(1,538,170)
Deferred loan costs	(616,697)	(614,434)
Capital contribution to fund general and administrative expense reimbursement	1,173,925	—
Distributions to members of Contributing Landmark Funds	—	(6,352,875)
Distributions to limited partners	(6,719,740)	—
Consideration paid to general partner associated with Acquired Assets	(15,044,868)	(5,092,393)
Net cash provided by (used in) financing activities	86,526,607	(6,017,658)
Net decrease in cash and cash equivalents	(38,018)	(560,058)
Cash and cash equivalents at beginning of period	311,108	1,037,327
Cash and cash equivalents at end of period	$273,090	$477,269

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). Landmark and its affiliates own (a) our general partner; (b) 171,737 common units and 3,135,109 subordinated units in us and; (c) all of our incentive distribution rights.

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

During the nine months ended September 30, 2015, the Partnership completed five drop-down acquisitions from our Sponsor and affiliates (the “Acquisitions” or “Acquired Assets”). The Acquisitions were deemed to be transactions between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Acquired Assets prior to the acquisition dates as part of the Predecessor. The differences between the cash consideration of each acquisition and the historical cost basis, were allocated to the General Partner.  All intercompany transactions and account balances have been eliminated.

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

All financial information presented for the periods after the IPO represent the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets as if the Acquisitions occurred on the earliest date during which the Acquired Assets were under common control. See further discussion in Note 3, Acquisitions for additional information.

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (“FASB”) in the ASC including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and nine months ended September 30, 2015 and 2014 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All references to tenant sites are unaudited.

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

In January 2015, the FASB issued final guidance on its initiative of simplifying income statement presentation by eliminating the concept of extraordinary items (“ASU No. 2015-01”). Under the guidance, an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item.  The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Partnership has early adopted ASU No. 2015-01 and has applied the provisions prospectively on its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership is currently in the process of evaluating the impact of adoption of these standards on our consolidated balance sheets and footnote disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). In a business combination, ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to disclose, by financial statement line item, the nature and amount for the adjustments and the current period income statement impact related to prior periods. The amendments in this ASU are effective for fiscal years beginning December 15, 2016 and interim periods beginning after December 15, 2017. Early adoption is permitted. The Partnership has early adopted ASU No. 2015-16 and included required disclosure information within Note 4, Real Property Interests.

3. Acquisitions

On March 4, 2015, Landmark Infrastructure Operating Company LLC (“OpCo”), a wholly-owned subsidiary of the Partnership, completed its acquisition of 81 tenant sites and related real property interests, consisting of 41 wireless communication, 39 outdoor advertising and one renewable power generation sites, from Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly-owned subsidiary of Landmark, in exchange for cash consideration of $25.2 million.  The purchase price was funded with $24.0 million of borrowings under the Partnership’s existing credit facility and available cash.

On April 8, 2015, OpCo completed an acquisition of 73 tenant sites and related real property interests, consisting of 45 wireless communication and 28 outdoor advertising sites, from HoldCo in exchange for cash consideration of $22.1 million. The purchase price was funded with $21.5 million of borrowings under the Partnership’s existing credit facility and available cash.

On July 21, 2015, Opco completed an acquisition of 100 tenant sites and related real property interests, consisting of 81 wireless communication, 16 outdoor advertising and 3 renewable power generation sites, from HoldCo, in exchange for cash consideration of $35.7 million. The purchase price was funded with $35.5 million of borrowings under the Partnership’s existing credit facility and available cash.

On August 18, 2015, Opco completed an acquisition of an entity owning 193 tenant sites and related real property interests, consisting of 135 wireless communication, 57 outdoor advertising and one renewable power generation sites, from Landmark Dividend Growth Fund-E LLC (“Fund E”), an affiliate of Landmark, in exchange for (i) 1,998,852 common units representing limited partner interests in the Partnership, valued at approximately $31.5 million, and (ii) cash consideration of approximately $34.9 million, of which $29.2 million was used to repay Fund E’s secured indebtedness and was funded with borrowings under the Partnership’s revolving credit facility.

On September 21, 2015, Opco completed an acquisition of 65 tenant sites and related real property interests, consisting of 50 wireless communication, 13 outdoor advertising and 2 renewable power generation sites, from HoldCo, in exchange for cash consideration of $20.3 million. The purchase price was funded with $20.0 million of borrowings under the Partnership’s existing credit facility and available cash.

The acquisitions described above in this Note 3 are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.”

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

Statement of operations for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Landmark	Pre-Acquisition		Landmark	Pre-Acquisition
	Infrastructure	results of	Consolidated	Infrastructure	results of	Consolidated
	Partners LP	Acquired Assets	Results	Partners LP	Acquired Assets	Results
Revenue
Rental revenue	$5,326,821	$717,496	$6,044,317	$13,148,536	$3,151,768	$16,300,304
Interest income on receivables	200,117	785	200,902	601,972	3,208	605,180
Total revenue	5,526,938	718,281	6,245,219	13,750,508	3,154,976	16,905,484
Expenses
Management fees to affiliate	—	18,738	18,738	—	91,650	91,650
Property operating	7,568	110	7,678	16,462	2,997	19,459
General and administrative	462,364	—	462,364	2,097,421	9,933	2,107,354
Acquisition-related	817,099	186,195	1,003,294	1,290,451	1,667,825	2,958,276
Amortization	1,251,433	172,269	1,423,702	3,393,421	783,005	4,176,426
Impairments	302,008	—	302,008	3,578,744	—	3,578,744
Total expenses	2,840,472	377,312	3,217,784	10,376,499	2,555,410	12,931,909
Other income and expenses	(2,956,912)	(1,085,881)	(4,042,793)	(5,427,500)	(1,798,300)	(7,225,800)
Net loss	$(270,446)	$(744,912)	$(1,015,358)	$(2,053,491)	$(1,198,734)	$(3,252,225)

Statement of operations for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
		Pre-Acquisition			Pre-Acquisition
		results of	Consolidated		results of	Consolidated
	Predecessor	Acquired Assets	Results	Predecessor	Acquired Assets	Results
Revenue
Rental revenue	$3,409,534	$990,180	$4,399,714	$10,045,812	$2,814,609	$12,860,421
Interest income on receivables	188,585	—	188,585	522,994	—	522,994
Total revenue	3,598,119	990,180	4,588,299	10,568,806	2,814,609	13,383,415
Expenses
Management fees to affiliate	103,713	35,429	139,142	306,043	100,259	406,302
Property operating	—	—	—	21,805	—	21,805
General and administrative	47,054	—	47,054	579,012	616	579,628
Acquisition-related	29,775	16,237	46,012	29,775	76,709	106,484
Amortization	880,161	236,441	1,116,602	2,608,770	686,079	3,294,849
Impairments	—	—	—	8,450	—	8,450
Total expenses	1,060,703	288,107	1,348,810	3,553,855	863,663	4,417,518
Other income and expenses	(697,585)	(307,759)	(1,005,344)	(3,489,304)	(895,783)	(4,385,087)
Net income	$1,839,831	$394,314	$2,234,145	$3,525,647	$1,055,163	$4,580,810

Balance Sheet as of December 31, 2014:

	Landmark Infrastructure	Pre-Acquisition	Consolidated
	Partners LP	Acquired Assets	Results
Assets
Land	$4,829,573	$1,094,721	$5,924,294
Real property interests	183,378,480	48,182,874	231,561,354
Total land and real property interests	188,208,053	49,277,595	237,485,648
Accumulated amortization of real property interest	(5,873,199)	(1,262,477)	(7,135,676)
Land and net real property interests	182,334,854	48,015,118	230,349,972
Investments in receivables, net	8,665,274	—	8,665,274
Cash and cash equivalents	311,108	—	311,108
Rent receivables, net	80,711	43,056	123,767
Due from Landmark and affiliates	659,722	—	659,722
Deferred loan cost, net	2,838,879	1,146,348	3,985,227
Deferred rent receivable	285,790	58,372	344,162
Other intangible assets, net	4,677,499	1,423,549	6,101,048
Other assets	399,222	—	399,222
Total assets	$200,253,059	$50,686,443	$250,939,502
Liabilities and equity
Revolving credit facility	$74,000,000	$—	$74,000,000
Secured debt facility	—	29,707,558	29,707,558
Accounts payable and accrued liabilities	141,508	—	141,508
Other intangible liabilities, net	7,328,741	1,609,293	8,938,034
Prepaid rent	1,532,372	497,170	2,029,542
Derivative liabilities	289,808	19,091	308,899
Total liabilities	83,292,429	31,833,112	115,125,541
Commitments and contingencies
Equity	116,960,630	18,853,331	135,813,961
Total liabilities and equity	$200,253,059	$50,686,443	$250,939,502

The following table summarizes the historical cash flow of the Acquired Assets for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Landmark	Pre-Acquisition		Landmark	Pre-Acquisition
	Infrastructure	results of	Consolidated	Infrastructure	results of	Consolidated
	Partners LP	Acquired Assets	Results	Partners LP	Acquired Assets	Results
Net cash provided by operating activities	$6,358,768	$417,701	$6,776,469	$5,479,720	$1,872,856	$7,352,576
Net cash used in investing activities	(93,341,094)	—	(93,341,094)	(1,894,976)	—	(1,894,976)
Net cash provided by (used in) financing activities	86,944,314	(417,707)	86,526,607	(4,144,802)	(1,872,856)	(6,017,658)

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	September 30, 2015	December 31, 2014
Land	$6,977,145	$5,924,294
Real property interests – perpetual	66,661,747	56,831,204
Real property interests – non-perpetual	223,639,818	174,730,150
Total land and real property interests	297,278,710	237,485,648
Accumulated amortization of real property interests	(10,390,300)	(7,135,676)
Land and net real property interests	$286,888,410	$230,349,972

During the nine months ended September 30, 2015, the Partnership completed the Acquisitions as described in Note 3, Acquisitions. The Partnership paid total consideration of $169.7 million. The Acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. The differences totaling $44.1 million between the total consideration of $169.7 million and the historical cost basis of $125.6 million were allocated to the General Partner.  The Partnership finalized the purchase price allocations for the March 2015, April 2015, July 2015, and August 2015 acquisitions during the three months ended September 30, 2015. As a result of additional information about facts and circumstances that existed at the Sponsor acquisition date related to the March 2015 and April 2015 acquisitions, we recorded changes for the final purchase price allocation in current period in accordance with ASU 2015-16. For the three months ending September 30, 2015 the Predecessor recorded $30,183 of amortization of above- and below-market lease intangibles included as an increase to rental income related to the year ended December 31, 2014 for the March 2015 and April 2015 acquisitions.

Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The fair value of the assets acquired and liabilities assumed is typically determined by using Level III valuation methods. The most sensitive assumption is the discount rate used to discount the estimated cash flows from the real estate rights. For purposes of the computation of fair value assigned to the various tangible and intangible assets, the Partnership assigned discount rates ranging between 6% and 20%.

The following table summarizes the preliminary allocation for the September 2015 acquisition and final allocations for the remaining acquisitions of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Landmark.

		Investments in real	In-place lease	Above-market	Below-market
Date	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
March 2015	$1,618,308	$19,741,470	$556,496	$622,201	$(1,761,821)	$20,776,654
April 2015	389,617	15,946,582	472,249	574,573	(743,825)	16,639,196
July 2015	—	26,674,858	722,359	742,057	(1,618,280)	26,520,994
August 2015	2,517,128	44,216,217	1,330,273	56,222	(1,842,723)	46,277,117
September 2015	556,974	14,690,762	431,564	152,574	(637,779)	15,194,095

The following unaudited pro forma consolidated results of operations assume that the Acquisitions were completed as of January 1, 2014. These unaudited pro forma results have been prepared for comparative purposes only.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Revenue	$6,516,133		$6,099,094	$18,346,234		$17,510,312
Net income (loss)	(885,016)		2,819,728	(2,958,899)		5,077,707
Net loss per limited partner unit:
Common units – basic and diluted	$(0.01)	$	n/a	$(0.12)	$	n/a
Subordinated units – basic and diluted	(0.01)		n/a	(0.24)		n/a

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of September 30, 2015, are as follows:

2015 (three months)	$1,191,876
2016	4,767,502
2017	4,767,502
2018	4,766,055
2019	4,764,830
Thereafter	192,991,753
Total	$213,249,518

The weighted average remaining amortization period for non‑perpetual real property interests is 50 years at September 30, 2015.

During the three and nine months ended September 30, 2015, five and eighteen of the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. During the three and nine months ended September 30, 2014, one of the Partnership’s real property interests was impaired as a result of a termination notice received. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of September 30, 2015, the majority of the MetroPCS tenant sites where we have received termination notices have been vacated.  As a result of all termination notices received we determined that thirteen real property interests were impaired during the nine months ending September 30, 2015 and recognized impairment charges totaling $2.9 million. Impairment of $0.7 million related to a foreclosure notice was received effective March 26, 2015. During the three months ended September 30, 2015 impairment charges of $0.3 million were due to five termination notices received during the period. During the three and nine months ended September 30, 2015, we recognized impairment charges totaling $0.3 million and $3.6 million, respectively. The carrying value of each real property interest were determined to have a fair value of zero with the remaining lease intangibles amortized over the remaining lease life.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	September 30, 2015	December 31, 2014
Acquired in-place lease
Gross amount	$7,947,185	$6,190,877
Accumulated amortization	(1,906,663)	(1,180,347)
Net amount	$6,040,522	$5,010,530
Acquired above-market leases
Gross amount	$2,864,091	$1,635,869
Accumulated amortization	(804,633)	(545,351)
Net amount	$2,059,458	$1,090,518
Total other intangible assets, net	$8,099,980	$6,101,048
Acquired below-market leases
Gross amount	$(13,598,503)	$(10,738,683)
Accumulated amortization	2,855,963	1,800,649
Total other intangible liabilities, net	$(10,742,540)	$(8,938,034)

We recorded net amortization of above‑ and below‑market lease intangibles of $343,179 and $836,485 as an increase to rental revenue for the three and nine months ended September 30, 2015, respectively, and $183,344 and $517,148 as an increase to rental revenue for the three and nine months ended September 30, 2014, respectively. We recorded amortization of in‑place lease intangibles of $213,114 and $742,483 as amortization expense for the three and nine months ended September 30, 2015, respectively, and $157,387 and $470,369 as amortization expense for the three and nine months ended September 30, 2014, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2015 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2015 (three months)	$212,611	$100,530	$(374,572)
2016	798,946	348,543	(1,377,303)
2017	757,747	267,815	(1,348,365)
2018	723,360	222,566	(1,314,493)
2019	701,757	192,619	(1,294,067)
Thereafter	2,846,101	927,385	(5,033,740)
Total	$6,040,522	$2,059,458	$(10,742,540)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 29 years. In connection with the July 21, 2015 acquisition, the Partnership acquired an additional investment in receivables that are recorded at the fair value at the acquisition date, using a discount rate of 8.65%. Interest income recognized on the receivables totaled $200,902 and $605,180 for the three and nine months ended September 30, 2015, respectively, and $188,585 and $522,994 for the three and nine months ended September 30, 2014, respectively.

The following table reflects the activity in investments in receivables:

	September 30, 2015	December 31, 2014
Investments in receivables – beginning	$8,665,274	$9,085,281
Acquisitions	130,200	—
Fair value adjustment	11,862	284,294
Impairments	—	(4,465)
Repayments	(523,608)	(751,735)
Interest accretion	21,450	51,899
Investments in receivables – ending	$8,305,178	$8,665,274

Annual amounts due as of September 30, 2015, are as follows:

2015 (three months)	$340,344
2016	1,441,091
2017	1,572,797
2018	1,389,465
2019	905,215
Thereafter	9,835,037
Total	$15,483,949
Interest	$7,178,771
Principal	8,305,178
Total	$15,483,949

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

At September 30, 2015, $164.5 million was outstanding and there was $85.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

The Partnership incurred interest expense of $1,607,173 and $4,495,384 for the three and nine months ended September 30, 2015, respectively, and $1,519,738 and $4,378,694 for the three and nine months ended September 30, 2014, respectively. At September 30, 2015 and December 31, 2014 we had interest payable of $176,097 and $43,905, respectively. The Partnership recorded $244,632 and $722,689 of deferred loan costs amortization, which is included in interest expense, for the three and nine months ended September 30, 2015, respectively, and $308,075 and $853,593 of deferred loan costs amortization for the three and nine months ended September 30, 2014, respectively.

The revolving credit facility requires monthly interest payments and the outstanding debt balance due upon maturity on November 19, 2019.  Our revolving credit facility requires compliance with certain financial covenants. As of September 30, 2015, the Partnership was in compliance with all financial covenants.

Prior-period financial information has been retroactively adjusted to include the secured debt facility held by Fund E, as the facility was secured by all of the Fund’s assets, prior to the August 18, 2015 acquisition by the Partnership. As of December 31, 2014, the Fund E secured debt facility had an outstanding balance of $29.7 million which was fully repaid as a result of the Partnership’s August 18, 2015 acquisition. Prior-period information has been retroactively adjusted to include interest expense related to the Fund E secured debt facility of $202,446 and $914,766 for the three and nine months ended September 30, 2015, respectively, and $322,860 and $877,888 for the three and nine months ended September 30, 2014, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $63,803 and $243,723 for the three and nine months ended

September 30, 2015, respectively, and $73,851 and $190,338 for the three and nine months ended September 30, 2014, respectively.

In connection with the August 18, 2015 acquisition of Fund E, $29.2 million was used to repay Fund E’s secured indebtedness. We expensed the unamortized balance of the deferred loan costs of $902,625 related to the Fund E secured debt facility.

8. Interest Rate Swap Agreements

Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate on borrowings under our revolving credit facility over a four-year period at an effective rate of 4.02%. On February 5, 2015, the Partnership swapped an additional $25,000,000 of the floating rate on its revolving facility at an effective rate of 3.79% over a four-year period beginning April 13, 2015. On August 24, 2015, the Partnership entered into an additional interest rate swap agreement with a notional amount of $50,000,000 to fix the floating rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015.

Prior-period financial information has been retroactively adjusted to include the secured debt facility and related interest rate swap held by Fund E. Effective February 4, 2014, Fund E entered into an interest rate swap agreement with a notional amount of $12,500,000 to fix the floating interest rate on borrowings under its secured debt facility over a two-year period at an effective rate of 3.74%. The Fund E interest rate swap agreement was terminated in connection with the repayment of Fund E’s secured indebtedness as a result of the Partnership’s August 18, 2015 acquisition.

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Notional		Fixed	Effective	Maturity	Fair Value Asset (Liability) at
Value		Rate	Date	Date	September 30, 2015	December 31, 2014
$ 70,000,000		4.02%	12/24/2014	12/24/2018	$(1,353,127)	$(289,808)
25,000,000		3.79	4/13/2015	4/13/2019	(280,598)	—
50,000,000		4.24	10/1/2015	10/1/2022	(584,992)	—
12,500,000	(1)	3.74	2/4/2014	1/31/2016	—	(19,091)
					$(2,218,717)	$(308,899)

(1)

Prior-period financial information has been retroactively adjusted to include a gain of $19,190 for the three and nine months ended September 30, 2015 and a gain of $15,102 and a loss of $17,895 for the three and nine months ended September 30, 2014, respectively, resulting from the change in fair value of the interest rate swap agreement.

During the three and nine months ended September 30, 2015, the Partnership recorded a loss of $1,532,995 and $1,909,817, respectively, and for the three and nine months ended September 30, 2014 the Partnership recorded a gain of $514,394 and a loss of $6,393, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized loss on derivative financial instruments on the consolidated and combined statements of operations.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at September 30, 2015. The following table summarizes the results of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 2014	12/24/2018	$(313,735)	$(2,485,124)	$757,714	$(3,439,361)
February 2015	4/13/2019	134,725	(717,860)	555,361	(1,098,235)
August 2015	10/1/2022	997,634	(2,310,667)	2,569,936	(3,930,503)

9. Equity

The table below summarizes changes in the number of units outstanding from December 31, 2014 through September 30, 2015 (in units):

	Common	Subordinated	Total
Balance at December 31, 2014	4,702,665	3,135,109	7,837,774
Issuance of units in connection with the May 2015 offering	3,000,000	—	3,000,000
Unit-based compensation awards	5,050	—	5,050
Issuance of units in connection with the Fund E acquisition	1,998,852	—	1,998,852
Balance at September 30, 2015	9,706,567	3,135,109	12,841,676

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

In connection with the August 18, 2015 acquisition, we issued 1,998,852 common units representing limited partnership interest in us to Fund E as partial consideration for the transaction as described in Note 3, Acquisitions, which was then distributed to their respective members, including 171,737 common units to Landmark, as part of the fund’s liquidation. The common units had an aggregate value at the time of closing of $31.5 million, based on the volume weighted daily average price of the Partnership’s common units for the five day trading period ending two trading days prior to the close of the transaction. The common units were issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.

Our partnership agreement provides that, during the subordination period (as defined in our partnership agreement), the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. Furthermore, no arrearages will accrue or be payable on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Distribution Date	Distribution Per Unit	Total Distribution
December 31, 2014 (1)	January 26, 2015	February 13, 2015	$0.1344	$1,053,533
March 31, 2015	April 23, 2015	May 14, 2015	$0.2975	$2,332,038
June 30, 2015	July 21, 2015	August 14, 2015	$0.3075	$3,334,168
September 30, 2015 (2)	October 22, 2015	November 13, 2015	$0.3175	$4,077,232

(1)

This was the first distribution declared by the Partnership and corresponded to the minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit annually. The amount was prorated for the 43-day period that the Partnership was public following the closing of its IPO on November 19, 2014. The distribution was paid on February 13, 2015, to unitholders of record as of February 6, 2015.

(2)

On October 22, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.3175 per unit, or $1.27 per unit on an annualized basis, for the quarter ended September 30, 2015.  This distribution represents a 10.4% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and is payable on November 13, 2015 to unitholders of record as of November 3, 2015.

10. Net Loss Per Limited Partner Unit

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

Net loss per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net loss, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net loss per unit includes the effects of potentially dilutive units on our common and subordinated units. Net income (loss) related to the Acquired Assets prior to the Partnership’s acquisition dates of each transaction is allocated to the General Partner.

As of September 30, 2015, the General Partner was not entitled to receive any incentive distributions based on current distributions. Therefore, net income available to the limited partner units has not been reduced.

The calculation of net loss per unit for the three and nine months ended September 30, 2015 is as follows:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Net loss attributable to limited partners:
Distribution declared	$3,081,835	$995,397	$6,851,301	$2,892,138
Undistributed net loss	(3,155,808)	(1,191,870)	(7,718,662)	(4,078,268)
Net loss attributable to limited partners	$(73,973)	$(196,473)	$(867,361)	$(1,186,130)

Weighted-average units outstanding:
Basic and diluted	8,663,688	3,135,109	6,500,519	3,135,109

Net loss per limited partner unit:
Basic and diluted	$(0.01)	$(0.06)	$(0.13)	$(0.38)

11. Fair Value of Financial Instruments

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

Investments in receivables:  The Partnership’s investments in receivables are presented in the accompanying consolidated and combined balance sheets at their amortized cost net of recorded reserves and not at fair value. The fair values of the receivables were estimated using an internal valuation model that considered the expected cash flow of the receivables and estimated yield requirements by market participants with similar characteristics, including remaining loan term, and credit enhancements. The Partnership classifies these inputs as Level 3 inputs.

Interest rate swap agreements:  The Partnership’s interest rate swap agreements are presented at fair value on the accompanying consolidated and combined balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable and unobservable inputs. A majority of the inputs are observable with the only unobservable inputs relating to the lack of performance risk on the part of the Partnership or the counter party to the instrument. As such, the Partnership classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market‑based inputs, including the interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risk to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	September 30, 2015		December 31, 2014
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$8,305,178	$8,385,612	$8,665,274	$8,665,274
Revolving credit facility	164,500,000	164,500,000	74,000,000	74,000,000
Secured debt facility	—	—	29,707,558	29,707,558

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

As of September 30, 2015 and December 31, 2014, the Partnership measured the following assets and liabilities at fair value on a recurring basis:

	September 30, 2015	December 31, 2014
Derivative Liabilities(1)	$2,218,717	$308,899
(1)

Fair value is calculated using level 2 inputs. Level 2 inputs are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets.

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we must reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. For the three and nine months ended September 30, 2015, Landmark reimbursed us $291,115 and $1,465,040 for expenses related to certain general and administrative expenses that exceeded the cap.

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

Right of First Offer

In connection with the IPO, certain other investment funds managed by Landmark granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. On August 18, 2015, the Partnership completed its first ROFO acquisition of 193 tenant sites from Fund E in exchange for total consideration of $66.4 million. See further discussion in Note 3, Acquisitions for additional information.

Management Fee

In accordance with the limited liability company agreements for each of the Contributing Landmark Funds and Fund E, Landmark or its affiliates were paid a management fee of $45 and $65, respectively, per asset per month for providing various services to the funds. Management fees totaled $139,142 and $406,302 for the three and nine months ended September 30, 2014, respectively. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the three and nine months ending September 30, 2015, financial information has been retroactively adjusted to include management fees of $18,738 and $91,650, respectively, incurred by Fund E during the period prior to the acquisition on August 18, 2015 by the partnership.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of September 30, 2015, no such fees have been incurred.

Due from Affiliates

At September 30, 2015 and December 31, 2014, the General Partner and its affiliates owed $2,111,822 and $659,722, respectively, to the Partnership for general and administrative reimbursement and for rents received on our behalf.

13. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising and renewable power generation for all periods presented.

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

The statements of income for the reportable segments are as follows:

For the three months ended September 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$4,902,226	$1,104,368	$37,723	$—	$6,044,317
Interest income on receivables	200,902	—	—	—	200,902
Total revenue	5,103,128	1,104,368	37,723	—	6,245,219
Expenses
Management fees to affiliate	13,455	5,283	—	—	18,738
Property operating	7,678	—	—	—	7,678
General and administrative	—	—	—	462,364	462,364
Acquisition-related	174,895	11,300	—	817,099	1,003,294
Amortization	1,281,908	127,677	14,117	—	1,423,702
Impairments	140,938	161,070	—	—	302,008
Total expenses	1,618,874	305,330	14,117	1,279,463	3,217,784
Total other income and expenses	—	—	—	(4,042,793)	(4,042,793)
Net income (loss)	$3,484,254	$799,038	$23,606	$(5,322,256)	$(1,015,358)

For the three months ended September 30, 2014:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$3,689,346	$704,012	$6,356	$—	$4,399,714
Interest income on receivables	188,585	—	—	—	188,585
Total revenue	3,877,931	704,012	6,356	—	4,588,299
Expenses
Management fees to affiliate	117,911	21,135	96	—	139,142
General and administrative	18,202	—	—	28,852	47,054
Acquisition-related	20,804	22,008	3,200	—	46,012
Amortization	989,775	124,146	2,681	—	1,116,602
Total expenses	1,146,692	167,289	5,977	28,852	1,348,810
Total other income and expenses	(10,580)	(2,442)	—	(992,322)	(1,005,344)
Net income (loss)	$2,720,659	$534,281	$379	$(1,021,174)	$2,234,145

For the nine months ended September 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$13,303,608	$2,926,262	$70,434	$—	$16,300,304
Interest income on receivables	605,180	—	—	—	605,180
Total revenue	13,908,788	2,926,262	70,434	—	16,905,484
Expenses
Management fees to affiliate	65,812	25,838	—	—	91,650
Property operating	15,993	3,466	—	—	19,459
General and administrative	—	—	—	2,107,354	2,107,354
Acquisition-related	1,610,137	57,687	—	1,290,452	2,958,276
Amortization	3,783,172	367,396	25,858	—	4,176,426
Impairments	3,125,596	453,148	—	—	3,578,744
Total expenses	8,600,710	907,535	25,858	3,397,806	12,931,909
Total other income and expenses	9,524	72,502	—	(7,307,826)	(7,225,800)
Net income (loss)	$5,317,602	$2,091,229	$44,576	$(10,705,632)	$(3,252,225)

For the nine months ended September 30, 2014:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$10,962,031	$1,892,034	$6,356	$—	$12,860,421
Interest income on receivables	522,994	—	—	—	522,994
Total revenue	11,485,025	1,892,034	6,356	—	13,383,415
Expenses
Management fees to affiliate	348,723	57,483	96	—	406,302
Property operating	6,721	15,084	—	—	21,805
General and administrative	25,320	6,525	—	547,783	579,628
Acquisition-related	73,082	30,202	3,200	—	106,484
Amortization	3,016,442	275,702	2,705	—	3,294,849
Impairments	8,450	—	—	—	8,450
Total expenses	3,478,738	384,996	6,001	547,783	4,417,518
Total other income and expenses	(34,977)	(8,380)	—	(4,341,730)	(4,385,087)
Net income (loss)	$7,971,310	$1,498,658	$355	$(4,889,513)	$4,580,810

The Partnership’s total assets by segment were:

	September 30, 2015	December 31, 2014
Segments
Wireless communication	$253,490,163	$206,656,666
Outdoor advertising	46,667,797	40,880,019
Renewable power generation	3,916,884	391,381
Corporate assets	5,971,322	3,011,436
Total assets	$310,046,166	$250,939,502

14. Commitments and Contingencies

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

We have approximately $37.3 million of real property interest subject to subordination to lenders of the property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

15. Tenant Concentration

For the three and nine months ended September 30, 2015 and 2014, the Partnership had the following tenant revenue concentrations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2015	2014	2015	2014
T-Mobile	16.6%	18.8%	17.1%	19.0%
Verizon	10.4%	14.5%	10.2%	14.4%
Sprint	11.3%	12.9%	12.3%	13.0%
AT&T Mobility	13.2%	11.5%	12.8%	11.6%
Crown Castle	10.4%	12.0%	10.9%	11.8%

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

16. Supplemental Cash Flow Information

Noncash activities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Purchase price for acquisition of real property interests included in due to Landmark and affiliates	$—	$981,966
Capital contribution to fund general and administrative expense reimbursement	291,115	—
Offering costs included in due to Landmark and affiliates	—	347,807
Accrued offering costs	—	3,367,459
Accrued deferred loan costs	—	657,448
Contributions of real property interests by Landmark and affiliates to the Partnership	31,461,930	—
Contributions of real property interests by Landmark to the Predecessor	—	8,196,662

Cash flows related to interest and income taxes paid were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest	$3,640,503	$3,518,816

17. Subsequent Events

On October 22, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.3175 per unit, or $1.27 per unit on an annualized basis, for the quarter ended September 30, 2015. This distribution represents a 10.4% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and is payable on November 13, 2015 to unitholders of record as of November 3, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, our predecessor for accounting purposes (our “Predecessor”). Our Partnership succeeded our Predecessor, which includes substantially all the assets and liabilities that were contributed to us in connection with our IPO by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark Dividend LLC (“Landmark”).  Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The operations of the assets we acquired during 2015 prior to such acquisition dates, are also included in our operations and the operations of our Predecessor.  For time periods subsequent to the IPO, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

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

Our future financial condition and results of operations will differ significantly from, and will not be comparable with, the historical financial position and results of operations of our Predecessor. Additionally, during the nine months ended September 30, 2015, we acquired 512 tenant sites (the “Acquired Assets”) from Landmark and affiliates in exchange for approximately $169.7 million. The acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See further discussion in Note 3, Acquisitions, of our Consolidated and Combined Financial Statements for additional information.

How We Generate Rental Revenue

We generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are effectively triple net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 94% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of September 30, 2015, we had a 98% occupancy rate with 1,184 of our 1,207 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been significant consolidation in the wireless communication industry over the last several years. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless.  Recent consolidation and any potential future consolidation in the wireless industry could lead to rationalization of wireless networks and reduced demand for tenant sites. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of September 30, 2015, the majority of the MetroPCS sites where termination notices have been received have been vacated.  As a result of these terminations and potential additional terminations associated with prior consolidation in the wireless industry, we expect our occupancy rate to decline to approximately 97%.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During 2014, our Predecessor acquired real property interests underlying 103 tenant sites. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark.

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

On August 18, 2015, the Partnership completed an acquisition of an entity owning 193 tenant sites and related real property interests from Landmark Dividend Growth Fund-E LLC (“Fund E”), an affiliate of Landmark, in exchange for (i) 1,998,852 common units representing limited partner interests in the Partnership, valued at approximately $31.5 million, and (ii) cash consideration of approximately $34.9 million, of which $29.2 million was used to repay Fund E’s indebtedness and was funded with borrowings under the Partnership’s revolving credit facility. The portfolio of tenant sites (i) consists of wireless communication, outdoor advertising and renewable power generation sites, (ii) is subject to effectively triple net lease arrangements, (iii) has a 100% occupancy rate and (iv) has an average remaining real property interest and lease term of approximately 77 years and 20 years (including remaining renewal options), respectively.

On September 21, 2015, the Partnership completed an acquisition of 65 tenant sites from an affiliate of Landmark in exchange for approximately $20.3 million. The portfolio of tenant sites (i) consists of wireless communication, outdoor advertising and renewable power generation sites, (ii) is subject to effectively triple net lease arrangements, (iii) has a 100% occupancy rate and (iv) has an average remaining real property interest and lease term of approximately 91 years and 19 years (including remaining renewal options), respectively. The purchase price was primarily funded with borrowings under our revolving credit facility.

The acquisitions described above are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.”

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

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the Contributing Landmark Funds and Fund E. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the Omnibus Agreement.

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

The assets and liabilities acquired during the nine months ended September 30, 2015 are recorded at the historical cost of Landmark, as the drop-down acquisitions are transactions between entities under common control, our statements of operations of the Partnership are adjusted retroactively as if the transaction occurred on the earliest date during which the entities were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position and cash flows of the Acquired Assets as if we owned the Acquired Assets as of the date acquired by Landmark for all periods presented.

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

Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50,000,000 to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the three and nine months ended September 30, 2015 and for the year ended December 31, 2014. As of September 30, 2015 and 2014, we had 1,207 and 951 available tenant sites with 1,184 and 946 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue
Rental revenue	$6,044,317	$4,399,714	$1,644,603	$16,300,304	$12,860,421	$3,439,883
Interest income on receivables	200,902	188,585	12,317	605,180	522,994	82,186
Total revenue	6,245,219	4,588,299	1,656,920	16,905,484	13,383,415	3,522,069
Expenses
Management fees to affiliate	18,738	139,142	(120,404)	91,650	406,302	(314,652)
Property operating	7,678	—	7,678	19,459	21,805	(2,346)
General and administrative	462,364	47,054	415,310	2,107,354	579,628	1,527,726
Acquisition-related	1,003,294	46,012	957,282	2,958,276	106,484	2,851,792
Amortization	1,423,702	1,116,602	307,100	4,176,426	3,294,849	881,577
Impairments	302,008	—	302,008	3,578,744	8,450	3,570,294
Total expenses	3,217,784	1,348,810	1,868,974	12,931,909	4,417,518	8,514,391
Other income and expenses
Interest expense	(1,607,173)	(1,519,738)	(87,435)	(4,495,384)	(4,378,694)	(116,690)
Loss on early extinguishment of debt	(902,625)	—	(902,625)	(902,625)	—	(902,625)
Unrealized gain (loss) on derivatives	(1,532,995)	514,394	(2,047,389)	(1,909,817)	(6,393)	(1,903,424)
Gain on sale of real property interest	—	—	—	82,026	—	82,026
Total other income and expenses	(4,042,793)	(1,005,344)	(3,037,449)	(7,225,800)	(4,385,087)	(2,840,713)
Net income (loss)	$(1,015,358)	$2,234,145	$(3,249,503)	$(3,252,225)	$4,580,810	$(7,833,035)

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Rental Revenue

Rental revenue increased $1,644,603, $1,244,081 of which was due to the greater number of assets in the portfolio during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $4,902,226, $1,104,368, and $37,723, or 81%,  18%, and 1% of total rental revenue, respectively, during the three months ended September 30, 2015, compared to $3,689,346, $704,012, and $6,356, or 84%,  16%, and less than 1% of total rental revenue, respectively, during the three months ended September 30, 2014. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 97%, 100%, and 100%, respectively, at September 30, 2015 compared to 99%, 100%, and 100%, respectively, at September 30, 2014. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,702, $1,351, and $1,614, respectively, during the three months ended September 30, 2015 compared to $1,644, $1,146, and $1,491, respectively, during the three months ended September 30, 2014.

Interest Income on Receivables

Interest income on receivables increased $12,317 due to the revaluation of receivables on November 19, 2014. As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014. As a result of the July 21, 2015 acquisition, the Partnership acquired an additional investment in receivables that was valued at $142,062 as of the acquisition date. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $120,404 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Landmark’s right to receive a management fee of $45 per asset per month for managing Contributing Landmark Fund assets was terminated in connection with our IPO. Additionally, $18,738 and $35,429 of management fees to affiliate are associated with Fund E’s acquired assets incurred by our Predecessor and included within the three months ended September 30, 2015 and 2014, respectively. Landmark’s right to receive a management fee of $65 per asset per month for managing Fund E assets was terminated in connection with the Partnership’s acquisition of Fund E. Pursuant to the terms of our Omnibus Agreement, we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $415,310 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to an increase in additional accounting and legal related expenses associated with being a public company. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the three months ended September 30, 2015, Landmark reimbursed us $291,115 for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses increased $957,282 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of the July 21, 2015, August 18, 2015, and September 21, 2015 acquisitions from Landmark and affiliates. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, $186,195 of acquisition related expenses are associated with the Acquired Assets incurred by our Predecessor and included within the three months ended September 30, 2015 as all the acquisitions were transactions between entities under common control, which requires the prior periods retroactively adjusted to furnish comparative information.

Amortization

Amortization expense increased $307,100 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of having 1,207 tenant sites as of September 30, 2015 compared to 951 tenant sites as of September 30, 2014. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 and 2014 contributing to a full period of amortization.

Impairments

Impairments increased $302,008 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the three months ended September 30, 2015. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of September 30, 2015, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). As of September 30, 2015, we had a 98% occupancy rate and we expect our occupancy rate to decline to approximately 97%.

Interest Expense

Interest expense increased $87,435 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to the increase in average outstanding balance under our revolving credit facility during the three months ended September 30, 2015 compared to the average outstanding balances under the secured debt facilities for the three months ended September 30, 2014. As all the acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense related to the Fund E secured debt facility of $202,446 and $322,860 for the three months ended September 30, 2015 and 2014, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $63,803 and $73,851 for the three months ended September 30, 2015 and 2014, respectively.

In connection with the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50,000,000 to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015.

Loss on Early Extinguishment of Debt

In connection with the August 18, 2015 acquisition of Fund E, $29.2 million was used to repay Fund E’s secured indebtedness. We expensed the unamortized balance of the deferred loan costs of $902,625 related to the Fund E secured debt facility.

Unrealized Gain/(Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts that fixed the floating LIBOR rate. These contracts were adjusted to fair value at each period end. The unrealized gain recorded for the three months ended September 30, 2015 and unrealized loss recorded for the three months ended September 30, 2014 reflects the change in fair value of these contracts during those periods. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50,000,000 to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015. Effective February 4, 2014, Fund E entered into an interest rate swap agreement with a notional amount of $12,500,000 to fix the floating interest rate on borrowings under its secured debt facility over a two-year period at an effective rate of 3.74%. The Fund E interest rate swap agreement was terminated in connection with the repayment of Fund E’s secured indebtedness as a result of the Partnership’s August 18, 2015 acquisition.

Comparison of Nine months Ended September 30, 2015 to Nine months Ended September 30, 2014

Rental Revenue

Rental revenue increased $3,439,883, $2,181,966 of which was due to the greater number of assets in the portfolio during nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $13,303,608, $2,926,262, and $70,434, or 82%,  18%, and less than 1% of total rental revenue, respectively, during the nine months ended September 30, 2015, compared to $10,962,031, $1,892,034, and $6,356, or 85%,  15%, and less than 1% of total rental revenue, respectively, during the nine months ended September 30, 2014. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 97%, 100% and 100%, respectively, at September 30, 2015 compared to 99%, 100% and 100%, respectively, at September 30, 2014. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, and renewable power generation segments were $1,693, $1,275, and $1,331, respectively, during the nine months ended September 30, 2015 compared to $1,616, $1,085, and $1,491, respectively, during the nine months ended September 30, 2014.

Interest Income on Receivables

Interest income on receivables increased $82,186 due to the revaluation of receivables on November 19, 2014. As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014. As a result of the July 21, 2015 acquisition, the Partnership acquired an additional investment in receivables that was valued at $142,062 as of the acquisition date. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $314,652 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Landmark’s right to receive a management fee of $45 per asset per month for managing Contributing Landmark Fund assets was terminated in connection with our IPO. Additionally, $91,650 and $100,256 of management fees to affiliate are associated with Fund E’s acquired assets incurred by our Predecessor and included within the nine months ended September 30, 2015 and 2014, respectively. Landmark’s right to receive a management fee of $65 per asset per month for managing Fund E assets was terminated in connection with the Fund E acquisition. Pursuant to the terms of our Omnibus Agreement, we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $1,527,726 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to an increase in additional accounting and legal related expenses associated with being a public company. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the nine months ended September 30, 2015, Landmark reimbursed us $1,465,040 for expenses related to certain general and administrative expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses increased $2,851,792 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of the 512 tenant sites acquired during 2015 as discussed above. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisitions.  Additionally, $1,667,825 of acquisition related expenses are associated with the Acquired Assets incurred by our Predecessor and included within the nine months ended September 30, 2015 as all the acquisitions were transactions between entities under common control, which requires the prior periods retroactively adjusted to furnish comparative information.

Amortization

Amortization expense increased $881,577 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of having 1,207 tenant sites as of September 30, 2015 compared to 951 tenant sites as of September 30, 2014. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 and 2014 contributing to a full periods of amortization.

Impairments

Impairments increased $3,570,294 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the nine months ended September 30, 2015. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently rescinded. As of September 30, 2015, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). As of September 30, 2015, we had a 98% occupancy rate and we expect our occupancy rate to decline to approximately 97%.

Interest Expense

Interest expense increased $116,690 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to the increase in average outstanding balance under the revolving credit facility during the nine months ended September 30, 2015 compared to the average outstanding balances under the secured debt facilities for the nine months ended September 30, 2014. As all the acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense related to the Fund E secured debt facility of $914,766 and $877,888 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $243,723 and $190,338 for the nine months ended September 30, 2015 and 2014, respectively.

In connection with the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50,000,000 to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015.

Loss on Early Extinguishment of Debt

In connection with the August 18, 2015 acquisition of Fund E, $29.2 million was used to repay Fund E’s secured indebtedness. We expensed the unamortized balance of the deferred loan costs of $902,625 related to the Fund E secured debt facility.

Unrealized Gain/(Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts that fixed the floating LIBOR rate. These contracts were adjusted to fair value at each period end. The unrealized loss recorded for the nine months ended September 30, 2015 and 2014 reflects the change in fair value of these contracts during those periods. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50,000,000 to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015. Effective February 4, 2014, Fund E entered into an interest rate swap agreement with a notional amount of $12,500,000 to fix the floating interest rate on borrowings under its secured debt facility over a two-year period at an effective rate of 3.74%. The Fund E interest rate swap agreement was terminated in connection with the repayment of Fund E’s secured indebtedness as a result of the Partnership’s August 18, 2015 acquisition.

Gain on Sale of Real Property Interest

During the nine months ended September 30, 2015, we recognized a gain on the sale of real property interest of $82,026 primarily related to a tenant site lost to eminent domain proceeding.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*
Net cash provided by operating activities	$1,688,662	$3,063,314	$6,776,469	$7,352,576
Unit-based compensation	(8,750)	—	(96,250)	—
Unrealized gain (loss) on derivatives	(1,532,995)	514,394	(1,909,817)	(6,393)
Loss on early extinguishment of debt	(902,625)	—	(902,625)	—
Amortization expense	(1,423,702)	(1,116,602)	(4,176,426)	(3,294,849)
Amortization of above- and below-market rents, net	343,179	183,344	836,485	517,148
Amortization of deferred loan costs	(244,632)	(308,075)	(722,689)	(853,593)
Receivables interest accretion	2,284	4,914	21,450	49,356
Impairments	(302,008)	—	(3,578,744)	(8,450)
Gain on sale of real property interest	—	—	82,026	—
Allowance for doubtful accounts and loan losses	—	—	—	(4,465)
Working capital changes	1,365,229	(107,144)	417,896	829,480
Net income (loss)	$(1,015,358)	$2,234,145	$(3,252,225)	$4,580,810
Interest expense	1,607,173	1,519,738	4,495,384	4,378,694
Amortization expense	1,423,702	1,116,602	4,176,426	3,294,849
EBITDA	$2,015,517	$4,870,485	$5,419,585	$12,254,353
Impairments	302,008	—	3,578,744	8,450
Acquisition-related	1,003,294	46,012	2,958,276	106,484
Unrealized (gain) loss on derivatives	1,532,995	(514,394)	1,909,817	6,393
Loss on early extinguishment of debt	902,625	—	902,625	—
Gain on sale of real property interest	—	—	(82,026)	—
Unit-based compensation	8,750	—	96,250	—
Straight line rent adjustments	(43,399)	(40,466)	(154,977)	(115,674)
Amortization of above- and below-market rents, net	(343,179)	(183,344)	(836,485)	(517,148)
Deemed capital contribution due to cap on general and administrative expense reimbursement	291,115	—	1,465,040	—
Adjusted EBITDA	$5,669,726	$4,178,293	$15,256,849	$11,742,858
Predecessor Adjusted EBITDA	657,487	4,178,293	2,852,597	11,742,858
Adjusted EBITDA applicable to limited partners	$5,012,239	$—	$12,404,252	$—
Cash interest expense	(1,223,898)		(3,101,651)
Distributable cash flow	$3,788,341		$9,302,601

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

We intend to pay at least a minimum quarterly distribution of $0.2875 per unit per quarter, which equates to approximately $3.7 million per quarter, or $14.8 million per year in the aggregate, based on the number of common and subordinated units outstanding as of September 30, 2015. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our partnership agreement.

The table below summarizes the quarterly distribution related to our financial results:

	Distribution	Total Cash	Distribution
Quarter Ended	Per Unit	Distribution	Date
March 31, 2015	$0.2975	$2,332,038	May 14, 2015
June 30, 2015	$0.3075	$3,334,168	August 14, 2015
September 30, 2015 (1)	$0.3175	$4,077,232	November 13, 2015

(1)

On October 22, 2015, the board of directors of our General Partner declared a quarterly cash distribution of $0.3175 per unit, or $1.27 per unit on an annualized basis, for the quarter ended September 30, 2015.  This distribution represents a 10.4% increase over the Partnership’s minimum quarterly distribution of $0.2875 per unit, and is payable on November 13, 2015 to unitholders of record as of November 3, 2015.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$6,776,469	$7,352,576
Net cash used in investing activities	(93,341,094)	(1,894,976)
Net cash provided by (used in) financing activities	86,526,607	(6,017,658)

Comparison of Nine months Ended September 30, 2015 to Nine months Ended September 30, 2014

Net cash provided by operating activities.  Net cash provided by operating activities decreased $576,107 to $6,776,469 for the nine months ended September 30, 2015 compared to $7,352,576 for the nine months ended September 30, 2014. The decrease is primarily attributable to the increase of acquisition-related expenses of $2,851,792 and offset by the timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $93,341,094 for the nine months ended September 30, 2015 compared to net cash used in investing activities of $1,894,976 for the nine months ended September 30, 2014. The increase in cash used in 2015 was due to the cash used to acquire 512 tenant sites during the nine months ended September 30, 2015 compared to the 9 tenant sites for the nine months ended September 30, 2014.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $86,526,607 for the nine months ended September 30, 2015 compared to net cash used in financing activities of $6,017,658 for the nine months ended September 30, 2014. The increase in net cash provided by financing activities is primarily attributable to $141,200,000 of additional borrowings for the acquisition of real property interests and $46,941,545 of net proceeds from a public offering of an additional 3,000,000 common units, offset by distributions to unitholders and $50,700,000 in principal payments to reduce borrowings under our revolving credit facility. The increase in net cash provided by financing activities is also offset by $29,707,558 for the repayment of Fund E’s secured indebtedness as a result of the Partnership’s August 18, 2015 acquisition. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark.

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

We were in compliance with all covenants under our revolving credit facility as of September 30, 2015.

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

As of September 30, 2015, we had approximately $164.5 million of outstanding indebtedness and approximately $85.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Off Balance Sheet Arrangements

As of September 30, 2015, we do not have any off balance sheet arrangements.

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

Newly Issued Accounting Standards

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated and Combined Financial Statements for the impact of new accounting standards. There are no accounting pronouncements that have been issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

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

As of September 30, 2015, our revolving credit facility had an outstanding balance of $164.5 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. If LIBOR were to increase by 50 basis points, assuming no hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flow by approximately $0.8 million annually. If LIBOR were to decrease by approximately 20 basis points to zero, the decrease in interest expense on our pro forma variable rate debt would be approximately $0.3 million annually.

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

Rising interest rates could limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We intend to hedge interest rate risks related to a portion of our borrowings over time by means of interest rate swap agreements or other arrangements. For example, effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70,000,000 to fix the floating interest rate over a four‑year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25,000,000 of the floating rate on our revolving facility at an effective rate of 3.79% over a four‑year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50,000,000 to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015. See further discussion in Note 8, Interest Rate Swap Agreements, to the Consolidated and Combined Financial Statements for additional information.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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
10.1

Asset Purchase Agreement, dated as of July 21, 2015, by and between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 21, 2015).

10.2

Membership Interest Contribution Agreement, dated as of August 18, 2015, by and between Landmark Dividend Growth Fund — E LLC and Landmark Infrastructure Partners LP and Landmark Dividend LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 18, 2015).

10.3

Asset Purchase Agreement, dated as of September 21, 2015, by and between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 21, 2015).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on November 5, 2015.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer