Form 10-K
period 2015-12-31
Landmark Infrastructure Partners LP
filed 2016-02-16
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class Common Units, Representing Limited Partner Interests	Name of Each Exchange on which Registered NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

The aggregate market value of the equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $16.14, was approximately $124 million.

The registrant had 11,829,984 common units and 3,135,109 subordinated units outstanding at February 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context otherwise requires, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, which we sometimes refer to as our “Predecessor”. For time periods subsequent to the IPO, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP. References to “our general partner” refer to Landmark Infrastructure Partners GP LLC. References to “Fund A” refer to Landmark Dividend Growth Fund-A LLC, references to “Fund C” refer to Landmark Dividend Growth Fund-C LLC, references to “Fund D” refer to Landmark Dividend Growth Fund-D LLC, references to “Fund E” refer to Landmark Dividend Growth Fund-E LLC and references to “Fund F” refer to Landmark Dividend Growth Fund-F LLC. References to “the Contributing Landmark Funds” refer to Fund A and Fund D, collectively. As of December 31, 2015, references to “the Remaining Landmark Funds,” which have granted us a right of first offer on their assets, refer to Landmark Dividend Growth Fund-G LLC, Landmark Dividend Growth Fund-H LLC, and Landmark Dividend Growth Fund-I LLC, collectively.

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

•	our relative lack of experience with real property interest acquisition in the renewable power segment and abroad;
•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interests due to, among other things, technological advances or industry consolidation;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings;
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions; and
•	certain factors discussed elsewhere in this Annual Report on Form 10-K.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1. Business and Properties

Formation and Initial Public Offering

We are a Delaware limited partnership formed in July 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, own and manage a portfolio of real property interests that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. On November 19, 2014, we completed our initial public offering (the “IPO”). Our common units are listed on the NASDAQ Global Market under the symbol "LMRK".

Acquisitions in 2015

During the year ended December 31, 2015, the Partnership completed acquisitions of 761 tenant sites and related real property interests from the Sponsor and its affiliates. We refer to these collectively as the “Acquisitions,” and the acquired assets in the Acquisitions are the “Acquired Assets.” The Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See Note 3 to the Consolidated and Combined Financial Statements for additional details.

Overview

We are a growth‑oriented master limited partnership formed by Landmark to acquire, own and manage a portfolio of real property interests that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. Our real property interests underlie our tenants’ infrastructure assets, which include freestanding cellular towers and rooftop wireless sites, billboards, wind turbines and solar arrays. These assets are essential to the operations and profitability of our tenants. We seek to acquire real property interests subject to effectively triple net lease arrangements containing contractual rent increase clauses, or “rent escalators,” which we believe provide us with stable, predictable and growing cash flow.

Our real property interests consist of a diversified portfolio of long‑term and perpetual easements, tenant lease assignments and, to a lesser extent, fee simple properties located in 49 states and the District of Columbia. These real property interests entitle us to receive rental payments from leases on our 1,456 tenant sites. Approximately 85% of our leased tenant sites are leased to large, publicly traded companies (or their affiliates) that have a national footprint. These tenants, which we refer to as our “Tier 1” tenants, are comprised of AT&T Mobility, Sprint, T‑Mobile and Verizon in the wireless carrier industry, American Tower, Crown Castle and SBA Communications in the cellular tower industry, Outfront Media, Clear Channel Outdoor and Lamar Advertising in the outdoor advertising industry.

We believe the terms of our tenant lease arrangements provide us with stable, predictable and growing cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. Over 94% of our tenant leases have contractual rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. In addition, we believe the physical infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. When combined with the challenges and costs of relocating these infrastructure assets and the key strategic locations of our real property interests, we expect continued high tenant retention and occupancy rates. As of December 31, 2015, we had a 98% occupancy rate, with 1,423 of our 1,456 total available tenant sites leased.

We benefit significantly from our relationship with Landmark, our sponsor. Landmark, a private company formed in 2010, is one of the largest acquirers of real property interests underlying the operationally essential infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Our initial assets and liabilities were contributed to us from Fund A and Fund D, two private investment funds sponsored, managed and controlled by Landmark. As of December 31, 2015, Landmark controlled more than 730 additional tenant sites through the Remaining Landmark Funds. The Remaining Landmark Funds have granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. We refer to these real property interests as the “right of first offer assets.” During the year ended December 31, 2015, the Partnership completed the acquisition of 401 tenant sites subject to our right of first offer. See further discussion of the acquisitions in Notes 3 and 14 to the Consolidated and Combined Financial Statements for additional information. We believe Landmark’s asset acquisition and management platform will benefit us by providing us with drop‑down acquisition opportunities from Landmark’s substantial and growing acquisition pipeline, as well as the capability to make direct acquisitions from third parties. Please read “Our Relationship with Landmark.”

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

Our Portfolio of Real Property Interests

Our portfolio of property interests consists primarily of (i) long‑term and perpetual easements combined with lease assignment contracts (which we refer to as our “lease assignments)” (ii) lease assignments without easements and (iii) to a lesser extent, properties we own in fee simple. In connection with each real property interest, we have also acquired the rights to receive payment under pre‑existing ground leases from property owners, which we refer to as our “tenant leases.” Under our easements, property owners have granted us the right to use and lease the space occupied by our tenants, and when we have not been granted easements, we have acquired economic rights under lease assignments that are substantially similar to the economic rights granted under our easements, including the right to re‑lease the same space if the tenant lease expires or terminates.

The table below provides an overview of our portfolio of real property interests as of December 31, 2015.

Our Real Property Interests

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average		Average
			Remaining			Remaining		Monthly		Percentage
	Number of		Property			Lease	Tenant Site	Effective Rent	Quarterly	of Quarterly
	Infrastructure		Interest			Term	Occupancy	Per Tenant	Rental	Rental
Real Property Interest	Locations(1)	Number	(Years)		Number	(Years)(2)	Rate(3)(4)	Site(5)(6)	Revenue(6)	Revenue(6)
Tenant Lease Assignment with Underlying Easement
Wireless Communication	732	950	78.7	(7)	927	23.7			$4,932,429	67%
Outdoor Advertising	249	306	89.5	(7)	300	13.7			1,129,099	15%
Renewable Power Generation	6	8	34.2		8	30.5			65,423	1%
Subtotal	987	1,264	81.0	(7)	1,235	21.4			$6,126,951	83%
Tenant Lease Assignment only(8)
Wireless Communication	107	151	53.5		147	18.4			$946,802	13%
Outdoor Advertising	10	10	80.9		10	14.9			67,892	1%
Subtotal	117	161	55.2		157	18.2			$1,014,694	14%
Tenant Lease on Fee Simple
Wireless Communication	8	15	99.0	(7)	15	13.2			$85,297	1%
Outdoor Advertising	12	13	99.0	(7)	13	9.8			69,717	1%
Renewable Power Generation	3	3	99.0		3	27.7			70,890	1%
Subtotal	23	31	99.0	(7)	31	13.2			$225,904	3%
Total	1,127	1,456	78.5	(9)	1,423	20.9			$7,367,549	100%
Aggregate Portfolio
Wireless Communication	847	1,116	75.6		1,089	22.8	98%	$1,745	$5,964,528	81%
Outdoor Advertising	271	329	89.6		323	13.6	98%	1,285	1,266,708	17%
Renewable Power Generation	9	11	34.2		11	29.5	100%	2,490	136,313	2%
Total	1,127	1,456	78.5	(9)	1,423	20.9	98%	$1,644	$7,367,549	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2015 were 5.2, 8.3, 21.8 and 6.0 years, respectively.

(3)	Represents number of leased tenant sites divided by number of available tenant sites.
(4)	Occupancy and average monthly effective rent per tenant site are shown only on an aggregate portfolio basis by industry.
(5)	Represents total monthly revenue excluding the impact of amortization of above and below market lease intangibles divided by the number of leased tenant sites.
(6)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables.
(7)	Fee simple ownership and perpetual easements are shown as having a term of 99 years for purposes of calculating the average remaining term.
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

(9)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 67 years.

Our real property interests entitle us to receive rental payments from tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. The table below summarizes our Tier 1 tenants which comprised approximately 85% of our tenants as of December 31, 2015.

Our Tier 1 Tenants by Industry

Wireless Communication Industry				Outdoor Advertising Industry
Wireless Carriers		Tower Companies
	% of Total		% of Total		% of Total
	Leased		Leased		Leased
Tenant	Tenant Sites	Tenant	Tenant Sites	Tenant	Tenant Sites
T-Mobile	14%	Crown Castle	14%	Lamar Advertising	6%
Verizon	10%	American Tower	8%	Outfront Media	6%
AT&T Mobility	10%	SBA Communications	2%	Clear Channel Outdoor	6%
Sprint	9%
Total	43%	Total	24%	Total	18%

Our real property interests underlie a diverse range of tenant structures. We evaluate assets based on a variety of attributes, including, but not limited to, the marketability of the underlying title, the stability of the rental cash flow stream and opportunity for rent increases, tenant quality, the desirability of the structure’s geographic location, the importance of the structure to the ongoing operations and profitability of our tenants and the challenge and costs associated with tenants vacating sites. In certain instances, we lease a tenant site for our tenant’s base station and equipment, but not the tenant’s antenna array located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. Within the wireless communication industry, our tenants’ structure types include rooftop sites, wireless towers (including monopoles, self supporting towers, stealth towers and guyed towers), other structures (including, for example, water towers and church steeples) and equipment only sites. In the outdoor advertising industry, our tenants’ structure types include both static and digital billboards. Our real property interests in the renewable power generation industry currently underlie wind turbines and solar arrays.

The table below presents an overview of the structures underlying our real property interests, as of December 31, 2015:

Our Real Property Interests by Structure Type

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average
			Remaining			Remaining		Percentage
	Number of		Property			Lease	Quarterly	of Quarterly
	Infrastructure		Interest			Term	Rental	Rental
Structure Type	Locations(1)	Number	(Years)(2)		Number	(Years)(3)	Revenue(4)	Revenue(4)
Rooftops	306	433	69.5		414	16.9	$2,754,691	37%
Towers	408	453	80.4		448	27.6	2,173,403	30%
Billboards	271	329	89.6		323	13.6	1,266,708	17%
Other structures	102	117	79.4		115	30.1	532,134	7%
Equipment only(5)	31	113	75.7		112	17.4	504,300	7%
Wind turbines	6	8	25.6		8	22.8	65,423	1%
Solar	3	3	99.0		3	27.7	70,890	1%
Total	1,127	1,456	78.5	(6)	1,423	20.9	$7,367,549	100%

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

(3)

Assumes the exercise of all remaining renewal options. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolio as of December 31, 2015 were 5.2, 8.3, 21.8 and 6.0 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables.
(5)

In certain instances, we lease our tenant site for our tenant’s base station and equipment, but the tenant’s antenna array and related hardware are located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. At 57 infrastructure locations, we have leased space for equipment together with other structures.

(6)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 67 years.

We are geographically diversified with assets located in 49 states, plus the District of Columbia, and no single state accounted for more than 15% of our tenant sites as of December 31, 2015. Additionally, the majority of our wireless communication and outdoor advertising assets are located in major cities, significant intersections, and traffic arteries in the United States that benefit from high urban density, favorable demographic trends, strong traffic counts and strict zoning restrictions with legacy zoning rights (commonly referred to as “grandfather clauses.”) These attributes enhance the long‑term value of our real property interests, as our wireless communication and outdoor advertising tenants are focused on placing their assets in dense areas with large populations and along high‑traffic corridors. Additionally, local zoning regulations often restrict the construction of new cellular towers, rooftop wireless structures and outdoor advertising and billboard structures, creating barriers to entry and a supply shortage. We believe this leads to improved value of our assets and further increases the likelihood for continued high occupancy.

The table below summarizes our real property interests by state as of December 31, 2015.

Our Real Property Interests by State

	Wireless Communication		Outdoor Advertising		Renewable Power Generation		Total
	Number of		Number of		Number of		Number of		Percentage of
	Available	Quarterly	Available	Quarterly	Available	Quarterly	Available	Quarterly	Quarterly
	Tenant	Rental	Tenant	Rental	Tenant	Rental	Tenant	Rental	Rental
	Sites	Revenue(1)	Sites	Revenue(1)	Sites	Revenue(1)	Sites	Revenue(1)	Revenue
Alabama	7	$32,290	1	$9,143	—	$—	8	$41,433	0.6%
Alaska	2	5,714	—	—	—	—	2	5,714	0.1%
Arizona	42	172,144	12	55,411	—	—	54	227,555	3.1%
Arkansas	9	24,781	2	6,187	—	—	11	30,968	0.4%
California	157	891,535	12	70,816	2	1,625	171	963,976	13.1%
Colorado	31	166,301	4	9,209	—	—	35	175,510	2.4%
Connecticut	24	170,036	7	44,559	—	—	31	214,595	2.9%
District of Columbia	1	6,483	—	—	—	—	1	6,483	0.1%
Florida	60	386,870	37	156,924	—	—	97	543,794	7.4%
Georgia	17	88,043	40	193,631	—	—	57	281,674	3.8%
Hawaii	1	4,489	—	—	—	—	1	4,489	0.1%
Illinois	78	415,378	25	134,482	2	43,676	105	593,536	8.1%
Indiana	2	16,863	10	17,721	—	—	12	34,584	0.5%
Iowa	5	10,167	3	2,866	—	—	8	13,033	0.2%
Idaho	1	945	—	—	—	—	1	945	—%
Kansas	15	57,130	2	2,975	3	10,486	20	70,591	1.0%
Kentucky	1	3,316	2	7,441	—	—	3	10,757	0.1%
Louisiana	12	30,194	1	1,310	—	—	13	31,504	0.4%
Maine	2	9,437	—	—	—	—	2	9,437	0.1%
Maryland	5	46,374	1	3,976	—	—	6	50,350	0.7%
Massachusetts	35	187,878	2	28,390	—	—	37	216,268	2.9%
Michigan	20	95,126	19	21,451	—	—	39	116,577	1.6%
Minnesota	8	34,068	4	10,776	—	—	12	44,844	0.6%
Mississippi	7	17,043	6	14,510	—	—	13	31,553	0.4%
Missouri	22	100,176	31	112,412	—	—	53	212,588	2.9%
Montana	1	4,548	—	—	—	—	1	4,548	0.1%
Nebraska	1	3,032	3	6,530	—	—	4	9,562	0.1%
New Hampshire	4	40,799	—	—	—	—	4	40,799	0.6%
Nevada	46	163,792	3	14,278	—	—	49	178,070	2.4%
New Jersey	96	661,701	3	4,080	1	27,214	100	692,995	9.4%
New Mexico	8	39,237	2	3,184	—	—	10	42,421	0.6%
New York	133	927,207	1	1,331	—	—	134	928,538	12.6%
North Carolina	11	37,537	10	13,624	—	—	21	51,161	0.7%
North Dakota	2	2,268	—	—	—	—	2	2,268	—%
Ohio	18	70,061	8	25,028	—	—	26	95,089	1.3%
Oklahoma	13	77,838	2	7,589	1	4,915	16	90,342	1.2%
Oregon	21	109,099	1	28,730	—	—	22	137,829	1.9%
Pennsylvania	27	133,242	9	24,218	—	—	36	157,460	2.1%
Rhode Island	1	7,326	—	—	—	—	1	7,326	0.1%
South Carolina	4	16,621	4	5,097	—	—	8	21,718	0.3%
South Dakota	9	15,306	—	—	—	—	9	15,306	0.2%
Tennessee	10	36,021	12	83,536	—	—	22	119,557	1.6%
Texas	90	286,142	35	100,636	1	42,423	126	429,201	5.8%
Utah	13	69,453	8	11,742	—	—	21	81,195	1.1%
Virginia	3	16,183	1	4,192	—	—	4	20,375	0.3%
Vermont	4	111,792	—	—	—	—	4	111,792	1.5%
Washington	19	94,778	3	8,996	—	—	22	103,774	1.4%
West Virginia	1	3,697	2	2,811	—	—	3	6,508	0.1%
Wisconsin	17	64,067	1	16,916	—	—	18	80,983	1.1%
Wyoming	—	—	—	—	1	5,974	1	5,974	0.1%
Total	1,116	$5,964,528	329	$1,266,708	11	$136,313	1,456	$7,367,549	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables.

Approximately 69% and 81% of our tenant sites are located in Top‑50 and Top‑100 ranked BTAs, respectively, including New York, Los Angeles and Chicago. We believe our locations in major metropolitan population centers are highly desirable for our tenants in the wireless communication and outdoor advertising industries seeking to reach a large customer base.

The table below summarizes our real property interests by BTA rank as of December 31, 2015.

Our Real Property Interests Ranked by Basic Trading Area(1)

	Wireless Communication		Outdoor Advertising		Total(2)
							Percentage of
	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Quarterly
	Tenant	Rental	Tenant	Rental	Tenant	Rental	Rental
BTA Rank	Sites	Revenue(3)	Sites	Revenue(3)	Sites	Revenue(3)	Revenue
1 - 5	420	$2,683,691	40	$213,077	460	$2,896,768	40%
6 - 10	72	320,701	64	247,656	136	568,357	8%
11 - 20	133	740,909	45	269,814	178	1,010,723	14%
21 - 50	152	724,149	75	309,103	227	1,033,252	14%
51 - 100	118	595,915	49	142,609	167	738,524	10%
Subtotal (Top 100)	895	5,065,365	273	1,182,259	1,168	6,247,624	86%
101+	221	899,163	56	84,449	277	983,612	14%
Total	1,116	$5,964,528	329	$1,266,708	1,445	$7,231,236	100%

(1)	Ranked by population.
(2)	Excludes tenant sites in the renewable power generation industry. BTA rank is not a relevant metric for the renewable power generation industry.
(3)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables.

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

The terms of our easements and lease assignments generally range from 30 years to 99 years with certain assets having perpetual easement terms. The average remaining term of our easements and lease assignments is approximately 78 years (assuming perpetual easements, which comprise approximately 36% of our total easements, have a term of 99 years). When we acquire an easement or lease assignment in connection with a property subject to a mortgage, we generally also enter into a non‑disturbance agreement with the mortgage lender in order to protect us against potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non‑disturbance agreement, extinguish our easement or lease assignment. In some instances where we obtain non‑disturbance agreements, we still remain subordinated to some indebtedness. As of December 31, 2015, approximately 87% of our tenant sites were either subject to non‑disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

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

Fee Simple Properties

Our portfolio of real property interests includes 23 properties owned in fee simple. These properties have associated tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. These properties have associated operating and property tax expense for which we are responsible. For the year ended December 31, 2015, we received less than $0.5 million in rental revenue related to these properties, representing less than 2% of rental revenue.

The table below provides an overview of the remaining term and quarterly rental revenue under our easements, lease assignments and fee simple properties as of December 31, 2015.

Our Real Property Interests by Remaining Term

		Leased Tenant Sites(2)
			Average		Percentage of
	Number of		Remaining	Quarterly	Quarterly
	Infrastructure		Lease Term	Rental	Rental
Remaining Term of Real Property Interest(1)	Locations	Number	(years)(3)	Revenue(4)	Revenue(4)
Wireless Communication
Less than or equal to 20 years	12	15	15.5	$123,674	2%
20 to 29 years	46	59	16.9	421,052	6%
30 to 39 years	105	137	17.6	824,080	11%
40 to 49 years	110	163	18.3	1,073,337	15%
50 to 99 years	285	342	25.3	1,625,077	22%
Perpetual(5)	289	373	25.7	1,897,308	25%
Subtotal	847	1,089	22.8	$5,964,528	81%
Outdoor Advertising
Less than or equal to 20 years	4	4	11.4	$34,993	—%
20 to 29 years	8	11	11.3	35,476	1%
30 to 39 years	9	10	7.9	65,493	1%
40 to 49 years	12	16	11.8	63,191	1%
50 to 99 years	122	140	13.2	461,004	6%
Perpetual(5)	116	142	14.4	606,551	8%
Subtotal	271	323	13.6	$1,266,708	17%
Renewable Power Generation
Less than or equal to 20 years	1	1	19.8	$4,915	—%
20 to 29 years	1	2	27.4	8,944	—%
30 to 39 years	4	5	33.9	51,564	1%
Perpetual(5)	3	3	27.7	70,890	1%
Subtotal	9	11	29.5	$136,313	2%
Aggregate Portfolio
Less than or equal to 20 years	17	20	15.0	$163,582	2%
20 to 29 years	55	72	16.2	465,472	7%
30 to 39 years	118	152	17.5	941,137	13%
40 to 49 years	122	179	17.8	1,136,528	16%
50 to 99 years	407	482	22.2	2,086,081	28%
Perpetual(5)	408	518	22.9	2,574,749	34%
Total	1,127	1,423	20.9	$7,367,549	100%

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

(3)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2015 were 5.2, 8.3, 21.8 and 6.0 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables. Totals may not sum due to rounding.
(5)	Includes both fee simple and perpetual easement interests.

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

Of our 1,423 leased tenant sites, 1,392 are subject to effectively triple net lease arrangements, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For this reason, we expect to have minimal ongoing expenses relating to our assets. For each year ended December 31, 2015 and 2014, our property operating and maintenance expenses and maintenance capital expenditures were less than 1% of revenue.

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

Our tenant leases are typically structured with five‑year or ten‑year initial terms and four additional, successive five‑year renewal terms. The average remaining lease term of our tenant leases is 21 years including renewal terms, and the average remaining lease term of our tenant leases is six years excluding renewal terms. Our tenant leases produce an average of approximately $1,600 per month in GAAP rental payments, but can range from as low as $30 per month to as much as $26,000 per month. In addition, most of our tenant leases include built‑in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, or CPI‑based increases and increase rent annually or on the renewal of the lease term. Furthermore, 166 of our tenant leases, primarily in the outdoor advertising industry, contain revenue sharing provisions. As of December 31, 2015, over 94% of our tenant leases contained contractual rent escalators, 87% of which were fixed‑rate (with an average annual escalation rate of approximately 2.6%) and 7% of which were tied to CPI.

Though our tenant leases are typically structured as long‑term leases with fixed rents and rent escalators, our tenants generally may cancel their leases upon 30 to 180 days’ notice. However, occupancy rates under our tenant leases have historically been very high. As of December 31, 2015, we had 1,423 tenant sites leased and 33 tenant sites available for lease. We believe the infrastructure improvements and operations of the tenant assets located on our real property interests are essential to the ongoing operations and profitability of our tenants. We believe that the importance of these assets, combined with the challenges and costs of relocating these infrastructure improvements, make it likely that we will continue to enjoy high tenant retention and occupancy rates.

We believe that by focusing on high‑quality real property interests we increase the likelihood that our tenants will renew their leases upon expiration. In Landmark’s history, including assets in our portfolio as well as assets held by the Remaining Landmark Funds, it has had 853 tenant sites come up for renewal and 842  (over 98%) have been renewed.

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

The tables below summarize the remaining lease terms under our tenant leases as of December 31, 2015.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming full exercise of remaining renewal terms)

			Percentage of
	Number of Leased	Quarterly	Quarterly
Remaining Lease Term	Tenant Sites	Rental Revenue(1)	Rental Revenue(1)
Less than or equal to 5 years	150	$675,845	9%
5 to 9 years	203	1,100,643	15%
10 to 14 years	273	1,406,979	19%
15 years or more	797	4,184,082	57%
Total	1,423	$7,367,549	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming no exercise of remaining renewal terms)

			Percentage of
	Number of Leased	Quarterly	Quarterly
Remaining Lease Term	Tenant Sites	Rental Revenue(1)	Rental Revenue(1)
Less than 1 year	260	$1,352,337	18%
1 to 2 years	206	1,186,231	16%
2 to 5 years	677	3,538,448	48%
5 years or more	280	1,290,533	18%
Total	1,423	$7,367,549	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables.

Our Tenants

Our tenants operate in the wireless communication, outdoor advertising and renewable power generation industries. They are generally large, publicly traded companies (or their affiliates) with a national footprint. Approximately 85% of our rental revenue for the three months ended December 31, 2015 was derived from our Tier 1 tenants. In the course of evaluating acquisition opportunities, we assess the desirability of an infrastructure location to our tenants and factors impacting demand of their customers.

Below is a summary of our tenants as of December 31, 2015.

Our Tenants By Industry

	Number of		Quarterly
	Leased	% of	Rental	% of
Tenant(1)	Tenant Sites	Total	Revenue(2)	Total
Wireless Communication (Carriers)
T-Mobile	195	14%	$1,207,795	16%
Verizon	140	10%	828,012	11%
Sprint	132	9%	846,919	12%
AT&T Mobility	146	10%	949,520	13%
Others	133	8%	396,597	5%
Wireless Communication (Carriers) Subtotal	746	51%	$4,228,843	57%
Wireless Communication (Tower Companies)
Crown Castle	194	14%	$827,305	11%
American Tower	118	8%	568,884	8%
SBA Communications	25	2%	118,561	2%
Others	6	—%	220,935	3%
Wireless Communication (Tower Companies) Subtotal	343	24%	$1,735,685	24%
Outdoor Advertising
Outfront Media (formerly CBS Outdoor)	81	6%	$391,063	5%
Clear Channel Outdoor	81	6%	358,356	5%
Lamar Advertising	80	6%	210,634	3%
Others	81	6%	306,655	4%
Outdoor Advertising Subtotal	323	24%	$1,266,708	17%
Renewable Power Generation
Others	11	1%	$136,313	2%
Total	1,423	100%	$7,367,549	100%

(1)	Includes affiliates and subsidiaries.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2015. Excludes interest income on receivables.

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

Rental rates associated with wireless communication assets are tied to various factors, including:

•	infrastructure location;
•	amount, type and function of the tenant’s equipment on the infrastructure location;
•	ground space necessary for the tenant’s base station and other infrastructure required for the transmission and reception of signal;
•	remaining capacity at the infrastructure location;
•	shared back‑up power availability;
•	type of structure (e.g., stealth tower, rooftop, water tower); and
•	location of the customer’s antennas on the infrastructure location.

Outdoor Advertising

Our outdoor advertising tenants include companies (and their affiliates) that own and manage billboards, such as Clear Channel Outdoor, Lamar Advertising and Outfront Media. These tenants generally lease space from us underlying billboards, typically along highly trafficked freeways and intersections.

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

Renewable Power Generation

Our renewable power generation tenants currently leases space from us underlying wind turbines or solar arrays, and we anticipate future tenants will lease space from us underlying wind turbines, solar arrays and other renewable power generation assets. We believe our renewable power generation tenants or their counterparties will consist of credit rated utility companies and experienced developers (and their affiliates). We expect renewable power generation to be an area of growth for our portfolio.

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

Rental rates associated with renewable power generation assets are tied to various factors, including:

•	Infrastructure location;
•	Ground space necessary for the project;
•	Interconnecting power grid infrastructure;
•	Proximity and access to transmission lines;
•	Value of underlying real estate;
•	Location’s geographical and meteorological characteristics which expect to yield the highest energy production; and
•	Competition by multiple developers for the same property.

Our Relationship with Landmark

One of our principal strengths and greatest competitive advantages is our relationship with Landmark. Landmark is one of the largest and most active acquirers of real property interests underlying infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Landmark, headquartered in Los Angeles, California, has approximately 160 employees and has offices and origination team members who work across the United States and Australia.

Landmark has stated that it intends to continue to acquire additional real property interests in the wireless communication, outdoor advertising, renewable power generation and other fragmented industries, and that it intends to facilitate our growth through the sale of additional assets to us. As part of the IPO and formation transactions, in addition to the contribution of assets to us, Landmark purchased 2,066,995 subordinated units at the initial public offering price of our common units. As of December 31, 2015, including the subordinated units, Landmark and affiliates owns our general partner, all of the incentive distribution rights and a 24.4% limited partner interest in us. Given its substantial cash investment and significant ownership in us, we believe Landmark will promote and support the successful execution of our business strategies.

While we believe Landmark is incentivized to support us, there are no restrictions on the ability of Landmark or its affiliates, including the Remaining Landmark Funds and new private funds that Landmark may form, to compete with us, including for the acquisition of future real property interests. We entered into an omnibus agreement with Landmark and the Remaining Landmark Funds pursuant to which the Remaining Landmark Funds granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. The assets subject to the right of first offer are comprised of approximately 730 tenant sites that the Remaining Landmark Funds own as of December 31, 2015 and additional real property interests they may acquire in the future in our target industries. Neither Landmark nor any of the Remaining Landmark Funds are obligated to offer to sell us any additional assets, except pursuant to our right of first offer, which the Remaining Landmark Funds are obligated to offer to sell to us, but only if and when those funds otherwise decide, in their sole discretion, to dispose of such assets. Landmark or the Remaining Funds may need to obtain third‑party consents in order to transfer certain of the assets subject to the right of first offer. In addition, we are under no obligation to buy any additional assets from Landmark or the Remaining Landmark Funds. The consideration to be paid by us for those assets, as well as the consummation and timing of any acquisition by us of those assets, would depend upon, among other things, the timing of Landmark’s decision to sell those assets and our ability to successfully negotiate a price and other purchase terms for those assets. Please read “Risk Factors – Risks Related to Our Business – If we are unable to make accretive acquisitions of real property interests, our growth could be limited” and “Conflicts of Interest.”

Landmark’s Acquisition Platform

Landmark’s senior management team has an average of over 18 years of experience with high volume, small balance real property asset originations in industries with fragmented real property ownership. The team has an established track record and deep domain expertise across all aspects of the business including lead generation, origination, underwriting, acquisition, financing and asset management.

The real property interests Landmark seeks to acquire generally range in value from $50,000 to $500,000. As a result, Landmark must assemble large pools of assets to achieve portfolio critical mass and diversification. To accomplish this, highly trained groups within Landmark use custom information technology systems and processes developed over the past decade to sequentially manage workflow while providing management with the ability to monitor and direct activity in real‑time. During 2015, Landmark negotiated over 3,300 real property transactions with one to two real property interests per transaction. Through this proprietary process, Landmark efficiently evaluates assets to ensure they meet Landmark’s stringent underwriting criteria. Landmark believes that the small individual asset size, together with the expertise and discipline required to close high acquisition volumes, creates a significant barrier to entry for prospective competitors. We expect to benefit greatly from Landmark’s acquisition platform, which we believe will continue to facilitate the acquisition of attractive assets for our business.

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

Sales Origination

The sales origination process begins with a meeting between a Landmark sales professional and the property owner. Landmark’s sales professionals engage in meetings with property owners to establish a relationship, discuss the owner’s needs and objectives, and educate the owner on the value of Landmark’s proposed transaction. During these meetings, sales professionals evaluate the appropriateness of Landmark’s proposed transaction for the property owner and their interest level in selling their real property interest. Once Landmark obtains a copy of the lease from the property owner, relevant data is input into Landmark’s proprietary asset evaluation system to generate an acquisition option agreement. The option agreement terms are negotiated with the property owner and, upon acceptance of the agreement, Landmark uploads the executed agreement and necessary documentation to its proprietary technology platform for further diligence by the dedicated underwriting and closing team.

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

Asset Management

After funding, tenants are notified of the acquisition and notarized payment re‑direction letters are sent advising the tenant to redirect rental payments to Landmark. All post‑closing items are revisited, the lease data is re‑verified and moved to Landmark’s asset management, where compliance is monitored on an ongoing basis. The tenant management phase includes collections, tenant payment conversion, tenant relations, and tenant contact management. The asset management phase includes the negotiation of lease renewals, modifications, cancellations, reductions, document and consent requests, landlord and tenant complaints and new leasing of available tenant sites. The objective of the asset management function is to ensure that Landmark efficiently receives and processes its rental income while optimizing its ability to capitalize on opportunities for additional revenue opportunities.

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

Seasonality

We receive fixed rental payments under our tenant leases that are typically paid on a monthly basis, and we expect to experience some seasonal effect on our cash flow due to rents paid annually. Additionally, we have revenue sharing provisions under a portion of our tenant leases, which may result in some seasonal effect on our cash flow if our tenants’ revenue is seasonal.

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

In the acquisition of real property interests underlying our tenants’ infrastructure, our principal competitors include our tenants and private independent acquirers focused on individual industries. In the wireless communication industry, the principal competitors include tower companies such as American Tower, Crown Castle International and SBA Communications and private independent acquirers such as APWIP, Melody Wireless Infrastructure and Unison Site Management Corporation. In the outdoor advertising industry, the principal competitor is Lamar Advertising. In the renewable power generation industry, the principal competitor is Hannon Armstrong Sustainable Infrastructure Capital, Inc. We believe the most significant factors affecting the competitive environment in the acquisition of real property interest underlying our tenant’s infrastructure include the relationship with the property owner, price offered, structure and terms of the acquisition, time to closing and surety of closing.

In the leasing of real property interests in the wireless communication industry, our principal competitors include our tenants, private property owners, Real Estate Investment Trusts or “REITs” (including the tower companies) and the government. In the wireless communication industry, our principal competitors include wireless carriers that own their own tower networks, tower companies such as American Tower Corporation, Crown Castle and SBA Communications, private independent owners of portfolios of real property interest such as APWIP and Unison, real estate owners, REITs, utilities, municipalities and other companies that provide structures upon which wireless communication equipment may be installed. In the outdoor advertising industry, the principal competitors include private real estate owners, REITs and municipalities. In the renewable power generation industry, the principal competitors include private real estate owners, REITs and municipalities. We believe the most significant factors affecting the competitive environment in the leasing of real property interest underlying our tenant’s infrastructure include site location and capacity, quality of service, density within a geographic market and, to a lesser extent, price.

Employees

We are managed and operated by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. As of December 31, 2015, our general partner and its affiliates have approximately 20 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

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

In order to support the payment of the minimum quarterly distribution of $0.287500 per unit per quarter, or $1.15 per unit on an annualized basis, we must generate distributable cash flow of approximately $4.3 million per quarter, or approximately $17.2 million per year, based on the number of common units and subordinated units outstanding as of December 31, 2015. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our tenant leases, which may fluctuate from quarter to quarter based on, among other things:

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

Furthermore, our growth strategy depends on the growth of Landmark’s business. If Landmark focuses on other growth areas or does not or cannot make acquisitions of real property interests in our target industries, we may not be able to fully execute our growth strategy.

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

Existing and potential tenants may enter into joint ventures, mergers, acquisitions or other cooperative agreements with other of our tenants. Such industry consolidation can potentially reduce the diversity of our tenant base and give tenants greater leverage over us, as their landlord, due to overlapping coverage, ability to increase co‑location on nearby existing sites and through aggressive lease negotiations on multiple sites. Such actions have the potential to reduce our revenue in the future. Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. For example, T‑Mobile’s acquisition of MetroPCS (completed in 2013), Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we received termination notices related to 23 MetroPCS tenant sites, two of which were subsequently rescinded. As of December 31, 2015, the majority of the MetroPCS sites where we have received termination notices have been vacated. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in (1) a material decrease in our revenue, (2) an impairment of the value of our real property interests, or (3) other adverse effects to our business. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants and/or sub‑lessees could determine not to renew leases with us (or our tenants) as a result. Our future results may be negatively impacted if a significant number of these leases are terminated, and our ongoing contractual revenue would be reduced as a result.

In addition, certain of our real property interests are rooftop wireless communication sites. Unlike a cellular tower, which will often accommodate multiple tenants through co-location, rooftop wireless communication sites are often rented to only one tenant. A cancellation by a tenant of its lease on a rooftop wireless site will therefore have a much greater effect on that real property interest than a cancellation by one tenant (of several co-located tenants) of its lease on a cellular tower.

Our business depends significantly on the demand for wireless communication and related wireless infrastructure, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in wireless carrier network investment may materially and adversely affect our business (including reducing demand for new tenant additions or network services).

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

For the year ended December 31, 2015, approximately 64% of our combined revenue was derived from T‑Mobile, AT&T Mobility, Sprint, Crown Castle, and Verizon (or their affiliates), which represented 17%, 13%, 12%, 11%, and 11%, respectively, of our combined revenue. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. Additionally, our tenant leases with affiliates and subsidiaries of large, nationally‑recognized companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees. In addition to our four largest customers in the U.S., we also derive a portion of our revenue and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our Tier 1 tenants, have business models which may not be successful, or may require additional capital. Please read Note 16 to the Notes to the Consolidated and Combined Financial Statements included elsewhere in this annual report.

Our real property interests currently have significant concentration in a small number of top Basic Trading Areas (“BTAs”).

Real property interests in the top 10 BTAs currently account for approximately 48% of our quarterly rental revenue. The New York BTA is our top BTA and accounted for 21% of our quarterly rental revenue for the three months ended December 31, 2015. No other single BTA accounted for more than 10% of our quarterly rental revenue for the three months ended December 31, 2015. We are susceptible to adverse developments in the economy, weather conditions, competition, consumer preferences, demographics, or other factors in these major metropolitan areas. Due to our susceptibility to such adverse developments, there can be no assurance that the current geographic concentration of our business will not have a material adverse effect on our results of operations and distributable cash flow.

If our tenant leases are not renewed with similar terms, rental rates or at all, our future revenue may be materially affected.

Approximately 18% of our tenant leases will be subject to extension over the next 12 months. Our tenants are under no obligation to extend their tenant leases. In addition, there is no assurance that current tenants will renew their current leases with similar terms or rental rates, or even at all. The extension, renewal, or replacement of existing leases depends on a number of factors beyond our control, including the level of existing and new competition in our markets, the macroeconomic factors affecting lease economics for our current and potential customers, the balance of supply and demand, on a short‑term, seasonal and long‑term basis, in our markets, the extent to which customers in our markets are willing to contract on a long‑term basis, and the effects of federal, state or local regulations on the contracting practices of our customers.

Unsuccessful negotiations could potentially reduce revenue generated from the assets and could have a material adverse effect on our results of operations and distributable cash flow.

We may enter into additional credit agreements or mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders.

We may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders. For example, our revolving credit facility is secured by substantially all of our assets. If we were to decide at any time to incur debt and secure our obligations or indebtedness by all or substantially all of our assets, and if we were unable to satisfy such obligations or repay such indebtedness, the lenders could seek to foreclose on our assets. The lenders could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our unitholders, which would adversely affect the price of our common units. In addition, we may enter into additional credit agreement of other debt arrangements in the future that may be secured by all or substantially all of our assets.

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

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information about our revolving credit facility.

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

We expect to incur a significant amount of debt to finance our operations. We expect to finance our acquisitions through the issuance of debt, borrowing under credit facilities, and other arrangements. We anticipate that the leverage we employ will vary depending on our ability to sell our debt, obtain credit facilities, the loan‑to‑value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are currently pledged as collateral under our revolving credit facility. Our results of operations and distributable cash flow may be adversely affected to the extent that changes in market conditions cause the cost of our financing to increase. In addition to our revolving credit facility, we may enter into additional credit agreements or other debt arrangements in the future.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 will require us, among other things to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report, as described below) beginning with our fiscal year ending December 31, 2015. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

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

In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to “opt out” of this exemption and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

As of December 31, 2015, Landmark and affiliates own a 24.4% limited partner interest in us and own and control our general partner through a non‑economic interest in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Landmark. Conflicts of interest may arise between Landmark and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Landmark, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

Cost reimbursements, which are determined in our general partner’s sole discretion, and fees due to our general partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to you.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses. Under the omnibus agreement that we entered into concurrently with the closing of our IPO, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. Some of the costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they have limited ability to remove our general partner.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders do not have “say‑on‑pay” advisory voting rights. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the member of our general partner, which is a wholly owned subsidiary of Landmark. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2015, Landmark and its affiliates own collectively 100% of our subordinated units and 512,275 common units, which represents a 24.4% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

As of December 31, 2015, Landmark and its affiliates hold 512,275 common units and 3,135,109 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Landmark and its affiliates with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions, and our general partner has considerable discretion to establish cash reserves that would reduce the amount of available cash we distribute to unitholders.

Generally, our available cash is comprised of cash on hand at the end of a quarter plus cash‑on‑hand resulting from any working capital borrowings made after the end of the quarter less cash reserves established by our general partner. Our partnership agreement permits our general partner to establish cash reserves for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements), to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to unitholders. As a result, even when there is no change in the amount of distributable cash flow that we generate, our general partner has considerable discretion to establish cash reserves, which would result in a reduction the amount of available cash we distribute to unitholders. Accordingly, there is no guarantee that we will make quarterly cash distributions to our unitholders at our minimum quarterly distribution rate or at any other rate, and we have no legal obligation to do so, except to the extent we have available cash as defined in our partnership agreement.

Landmark and the Remaining Landmark Funds may compete with us, and Landmark, as owner of our general partner, will decide when, if, and how we complete acquisitions.

Neither our partnership agreement nor our omnibus agreement prohibit Landmark or any other affiliates of our general partner, including the Remaining Landmark Funds, from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including Landmark. Any such entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Consequently, Landmark and other affiliates of our general partner may acquire additional assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Landmark and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our then‑outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then‑current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. After the end of the subordination period (which could occur as early as the quarter ending December 31, 2015), assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates (including Landmark) will own approximately 24.4% of our outstanding common units.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that (i) we were conducting business in a state but had not complied with that particular state’s partnership statute; or (ii) your right to take certain actions under our partnership agreement constitute “control” of our business. For a discussion of the implications of the limitations of liability on a unitholder, please read “Our Partnership Agreement – Limited Liability.”

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

Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and unit price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

The anticipated after‑tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced and we might need to raise funds to pay such corporate level tax. In addition, changes in current state law may subject us to additional entity‑level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity‑level taxation, there would be a material reduction in the anticipated cash flow and after‑tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to satisfy the requirements of the exception pursuant to which we are treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. A unitholder’s amount realized on his sale of common units will generally equal the amount of cash (or the fair market value of any property) he receives plus his allocable share of our nonrecourse liabilities. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of a unitholder’s common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS recently issued Treasury regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business throughout the United States and many states impose a personal income tax on individuals. It is our unitholders’ responsibility to file all federal, state and local tax returns. Please consult your tax advisor.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

See Item 1., “Business and Properties.”

ITEM 3. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. In addition, under our omnibus agreement, Landmark will indemnify us for liabilities relating to litigation matters attributable to the ownership of the contributed assets prior to the closing of the IPO. In addition, pursuant to the terms of the various agreements under which we acquired assets from Landmark since the IPO, Landmark will indemnify us for certain losses resulting from any breach of their representations, warranties or covenants contained in the various agreements, subject to certain limitations and survival periods.

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

	High Sale	Low Sale	Quarterly Cash	Distribution	Record
Quarter Ended	Price	Price	Distribution per Unit	Date	Date
December 31, 2015	$16.28	$13.00	0.32500	February 12, 2016	February 8, 2016
September 30, 2015	16.75	10.54	0.31750	November 13, 2015	November 3, 2015
June 30, 2015	18.66	15.65	0.30750	August 14, 2015	August 4, 2015
March 31, 2015	19.00	15.66	0.29750	May 14, 2015	May 5, 2015
December 31, 2014(1)	19.25	15.72	0.13400	February 13, 2015	February 6, 2015

(1)

The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.2875 per unit prorated for the period from the date of the IPO of November 19, 2014 to December 31, 2014.

Under our current cash distribution policy, we intend to pay at least a minimum quarterly distribution to the holders of our common units and subordinated units of $0.287500 per unit, or $1.15 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to pay distributions.

As of February 12, 2016, we had 131 unitholders of record of 11,829,984 common units outstanding. The number of unitholders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common units, whose units are held of record by banks, brokers and other financial institutions. As of February 12, 2016, we have issued 3,135,109 subordinated units for which there is no established trading market.

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

General Partner Interest and Incentive Distribution Rights

Initially, our general partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may own other equity interests in us and may be entitled to receive distributions on any such interests.

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

Use of Proceeds

On May 20, 2015, the Partnership closed a public offering of an 3,000,000 common units representing limited partner interests in us at a price to the public of $16.75 per common unit, or $15.9125 per common unit net of the underwriter’s discount. We received net proceeds of $46.9 million after deducting the underwriter’s discount and offering expenses paid by us of $3.3 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

Recent Sales of Unregistered Securities

In connection with the acquisition of certain assets and liabilities from Fund C, Fund E and Fund F, we issued 847,260, 1,998,852 and 1,266,317 common units to Fund C, Fund E and Fund F, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to the Consolidated and Combined Financial Statements for additional information.

ITEM 6. Selected Financial Data

During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of 761 tenant sites and related real property interests from the Sponsor and affiliates in exchange for total consideration of $268.2 million. These acquisitions described above are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.” The Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See Note 3, Acquisitions within the Notes to the Consolidated and Combined Financial Statements in Item 15., “Exhibits, Financial Statement Schedules,” for additional information.

The following table includes selected financial data of Landmark Infrastructure Partners LP and our Predecessor for the years and as of the dates indicated. The following tables should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and accompanying notes in Item 15., “Exhibits, Financial Statement Schedules.” The selected financial data as of and for the year ended December 31, 2013 was derived from the audited combined financial statements of our Predecessor.

	Year Ended December 31,
	2015	2014(1)	2013(1)
Statements of Operations Data:
Revenue
Rental revenue	$27,001,916	$21,401,328	$16,656,870
Interest income on receivables	786,139	709,030	742,185
Total revenue	27,788,055	22,110,358	17,399,055
Expenses
Management fees to affiliate	230,934	642,150	544,908
Property operating	27,009	24,720	6,454
General and administrative	2,923,116	820,522	722,601
Acquisition-related	3,686,598	527,065	1,093,948
Amortization	6,920,687	5,382,671	4,464,124
Impairments	3,901,700	258,834	1,005,478
Total expenses	17,690,044	7,655,962	7,837,513
Other income and expenses
Interest expense	(8,398,089)	(7,831,847)	(5,406,753)
Loss on early extinguishment of debt	(1,872,002)	(2,905,259)	—
Realized loss on derivatives	(139,979)	(213,181)	—
Unrealized gain (loss) on derivatives	(358,927)	(643,481)	1,493,041
Gain on sale of real property interest	236,906	—	—
Total other income and expenses	(10,532,091)	(11,593,768)	(3,913,712)
Net income (loss)	$(434,080)	$2,860,628	$5,647,830
Less: Net income (loss) attributable to Predecessor	(1,169,963)	5,558,976	5,647,830
Net income (loss) attributable to limited partners	$735,883	$(2,698,348)	$—
Net income (loss) per limited partner unit:
Common units – basic	$0.16	$(0.34)
Common units – diluted	$0.07	$(0.34)
Subordinated units – basic and diluted	$(0.16)	$(0.34)
Cash distributions declared per limited partner unit	$1.2475	$0.1344
Balance Sheet Data (End of Period):
Land and real property interests, before accumulated amortization	$368,886,974	$292,621,374	$255,114,253
Land and real property interests, after accumulated amortization	$354,772,667	$284,113,990	$251,172,021
Total assets	$383,756,480	$305,213,699	$272,906,424
Revolving credit facility	$233,000,000	$74,000,000	$—
Secured debt facilities	$—	$68,300,791	$137,557,504
Total liabilities	$250,401,007	$156,022,434	$150,552,790
Equity	$133,355,473	$149,191,265	$122,353,634
Statement of Cash Flow Data:
Cash flow provided by operating activities	$12,221,975	$13,576,354	$11,165,450
Cash flow used in investing activities	$(134,220,416)	$(5,546,342)	$(27,809,401)
Cash flow provided by (used in) financing activities	$123,671,801	$(8,756,231)	$(7,566,859)
Other Data:
Total number of leased tenant sites (end of period)	1,423	1,179	1,006
EBITDA(2)	$14,884,696	$16,075,146	$15,518,707
Adjusted EBITDA(2)	$25,397,386	$19,555,424	$15,284,274
Distributable cash flow	$13,867,984	$1,182,212	$—

(1)

Prior-period financial information has been retroactively adjusted for Acquisitions made under common control. See Notes 1 and 3 of our consolidated and combined financial statements included in Item 15 to this Annual Report on Form 10-K for additional information.

(2)

For a definition of the non‑GAAP financial measure of EBITDA and Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

Non‑GAAP Financial Measures

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized and realized gain or loss on derivatives, loss on extinguishment of debt, gain or loss on sale of real property interest, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market lease intangibles, and the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid and maintenance capital expenditures. Distributable cash flow will not reflect changes in working capital balances.

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

We believe that the presentation of EBITDA, Adjusted EBITDA and distributable cash flow in this Annual Report on Form 10-K provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA, Adjusted EBITDA and distributable cash flow are net income and net cash provided by operating activities. Neither EBITDA, Adjusted EBITDA nor distributable cash flow should be considered an alternative to GAAP net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Each of EBITDA, Adjusted EBITDA or distributable cash flow has important limitations as an analytical tool because it excludes some, but not all, items that affect net income or net cash provided by operating activities, and these measures may vary from those of other companies. You should not consider EBITDA, Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. As a result, because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, EBITDA, Adjusted EBITDA and distributable cash flow as presented below may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income:

	Year Ended December 31,
	2015	2014(1)	2013(1)
Net cash provided by operating activities	$12,221,975	$13,576,354	$11,165,450
Unit-based compensation	(105,000)	(17,500)	—
Unrealized gain (loss) on derivatives	(358,927)	(643,481)	1,493,041
Loss on early extinguishment of debt	(1,872,002)	(2,905,259)	—
Amortization expense	(6,920,687)	(5,382,671)	(4,464,124)
Amortization of above- and below-market rents, net	1,231,666	847,998	630,801
Amortization of deferred loan costs	(1,365,195)	(1,545,605)	(1,107,771)
Receivables interest accretion	24,398	51,899	68,977
Impairments	(3,901,700)	(258,834)	(1,005,478)
Gain on sale of real property interest	236,906	—	—
Allowance for doubtful accounts and loan losses	—	(4,465)	(25,334)
Working capital changes	374,486	(857,808)	(1,107,732)
Net income (loss)	$(434,080)	$2,860,628	$5,647,830
Interest expense	8,398,089	7,831,847	5,406,753
Amortization expense	6,920,687	5,382,671	4,464,124
EBITDA (2)	$14,884,696	$16,075,146	$15,518,707
Impairments	3,901,700	258,834	1,005,478
Acquisition-related	3,686,598	527,065	1,093,948
Unrealized (gain) loss on derivatives	358,927	643,481	(1,493,041)
Realized loss on derivatives	139,979	213,181	—
Loss on early extinguishment of debt	1,872,002	2,905,259	—
Gain on sale of real property interest	(236,906)	—	—
Unit-based compensation	105,000	17,500	—
Straight line rent adjustments	(192,496)	(249,393)	(210,017)
Amortization of above- and below-market rents, net	(1,231,666)	(847,998)	(630,801)
Deemed capital contribution due to cap on general and administrative expense reimbursement	2,109,552	12,349	—
Adjusted EBITDA (2)	$25,397,386	$19,555,424	$15,284,274
Less: Predecessor Adjusted EBITDA	(6,570,983)	(18,081,026)	(15,284,274)
Adjusted EBITDA applicable to limited partners	$18,826,403	$1,474,398	$—
Less: Cash interest expense	(4,958,419)	(292,186)
Distributable cash flow	$13,867,984	$1,182,212

(1)

Prior-period financial information has been retroactively adjusted for Acquisitions made under common control. See Notes 1 and 3 of our consolidated and combined financial statements included in Item 15 to this Annual Report on Form 10-K for additional information.

(2)

For a definition of the non‑GAAP financial measure of EBITDA and Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, our predecessor for accounting purposes (our “Predecessor”). Our Partnership succeeded our Predecessor, which includes substantially all the assets and liabilities that were contributed to us in connection with our IPO by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark Dividend LLC (“Landmark” or “Sponsor”). Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The operations of the assets we acquired during 2015 are also included in our operations and the operations of our Predecessor for periods prior to the Partnership’s acquisition. For time periods subsequent to the IPO, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 94% of our tenant leases have contractual fixed‑rate escalators or CPI‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of December 31, 2015, we had a 98% occupancy rate with 1,423 of our 1,456 available tenant sites leased. In addition, we believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been significant consolidation in the wireless communication industry during 2013 and 2014 that has led to certain lease terminations. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014, AT&T acquired Leap Wireless. During 2015, 21 of the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. As a result of T-Mobile’s acquisition of MetroPCS (completed in 2013), in 2015 we have received termination notices related to 23 MetroPCS tenant sites, two of which were subsequently rescinded. The majority of the MetroPCS tenant sites where we have received termination notices have been vacated prior to December 31, 2015. As a result of all termination notices received and one property foreclosure, we determined that 21 real property interests were impaired and recognized impairment charges totaling $3.9 million during the year ended December 31, 2015. The remaining sites that were not impaired are being marketed for release. We believe the impact of past consolidation is already reflected in our occupancy rates. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized or realized gain or loss on derivatives, loss on early extinguishment of debt, gain on sale of real property interest, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market lease intangibles, and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid and maintenance capital expenditures. Distributable cash flow will not reflect changes in working capital balances.

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

We believe that the presentation of EBITDA, Adjusted EBITDA and distributable cash flow in this Annual Report on Form 10-K provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA, Adjusted EBITDA and distributable cash flow are net income and net cash provided by operating activities. Neither EBITDA, Adjusted EBITDA nor distributable cash flow should not be considered as an alternative to GAAP net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Each of EBITDA, Adjusted EBITDA and distributable cash flow has important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary from those of other companies. You should not consider EBITDA, Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. As a result, because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, EBITDA, Adjusted EBITDA and distributable cash flow as presented below may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

For a further discussion of the non‑GAAP financial measures of EBITDA, Adjusted EBITDA and distributable cash flow, and a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most comparable financial measures calculated and presented in accordance with GAAP, please read “Selected Historical Financial Data – Non‑GAAP Financial Measures.”

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During 2015, 2014, and 2013, our Predecessor acquired real property interests underlying 277, 176, and 355 tenant sites, respectively. Operating results from real property interests are reflected from the date of acquisition by Landmark.

During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of 761 tenant sites and related real property interests from the Sponsor and affiliates in exchange for total consideration of $268.2 million. Included in the 761 tenant sites acquired by the Partnership during the year ended December 31, 2015, 401 tenant sites were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-C LLC (“Fund C”), Landmark Dividend Growth Fund-E LLC (“Fund E”) and Landmark Dividend Growth Fund-F LLC (“Fund F” and together with Fund C and Fund E, the “Acquired Funds”) for a total consideration of $140.7 million. All of the acquisitions described above are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.” The Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

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

Changing Interest Rates

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

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The purchase consideration of the real property interests is allocated to the acquired tangible asset, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 6% and 20%. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price allocation and the acquisition‑date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred.

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

We estimated the fair value of real property interests using the income approach, by capitalizing the market rent at the time of acquisition at a market capitalization rate. The market capitalization rate was estimated by deducting an inflation rate of 3% from the market discount rate for each asset. The discount rates used ranged from 6% to 20%. The value of tenant relationships has not been separated from in‑place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in‑place lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in‑place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

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

Results of Operations of our Partnership

Segments

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising, and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all three businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are effectively triple net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Our results of operations for all periods presented were affected by acquisitions made during the year ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, we had 1,456 and 1,185 available tenant sites, respectively. The following table summarizes the combined statement of operations for year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Revenue
Rental revenue	$27,001,916	$21,401,328	$5,600,588
Interest income on receivables	786,139	709,030	77,109
Total revenue	27,788,055	22,110,358	5,677,697
Expenses
Management fees to affiliate	230,934	642,150	(411,216)
Property operating	27,009	24,720	2,289
General and administrative	2,923,116	820,522	2,102,594
Acquisition-related	3,686,598	527,065	3,159,533
Amortization	6,920,687	5,382,671	1,538,016
Impairments	3,901,700	258,834	3,642,866
Total expenses	17,690,044	7,655,962	10,034,082
Other income and expenses
Interest expense	(8,398,089)	(7,831,847)	(566,242)
Loss on early extinguishment of debt	(1,872,002)	(2,905,259)	1,033,257
Realized loss on derivatives	(139,979)	(213,181)	73,202
Unrealized gain (loss) on derivatives	(358,927)	(643,481)	284,554
Gain on sale of real property interests	236,906	—	236,906
Total other income and expenses	(10,532,091)	(11,593,768)	1,061,677
Net income (loss)	$(434,080)	$2,860,628	$(3,294,708)

Rental Revenue

Rental revenue increased $5,600,588, $3,195,609 of which was due to the greater number of assets in the portfolio during 2015 when compared to 2014. Additionally, $1,860,954 was due to a full year of rental revenue in 2015 for the 176 tenant sites acquired during 2014. During 2015 we had 1,456 available tenant sites with 1,423 leased tenant sites generating revenue compared to 1,185 available tenant sites and 1,179 leased tenant sites generating revenue during 2014. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $22,120,573, $4,674,595, and $206,748, or 82%, 17%, and 1% of total rental revenue, respectively, during 2015, compared to $18,062,939, $3,323,131, and $15,258, or 84%, 16%, and less than 1% of total rental revenue, respectively, during 2014. The occupancy rates in our wireless communication, outdoor advertising and renewable power generation segments were 98%, 98% and 100%, respectively, during 2015 compared to 99%, 100% and 100%, respectively, during 2014. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, and renewable power generation segments were $1,745, $1,285, and $2,490, respectively, during 2015 compared to $1,661, $1,220, and $1,491, respectively, during 2014.

Interest Income on Receivables

Interest income on receivables increased $77,109 due to the revaluation of receivables on November 19, 2014. As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014. Additionally, as part of the July 21,

2015 acquisition, the Partnership acquired an additional investment in receivables that was valued at $142,062 as of the acquisition date. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $411,216 during 2015 compared to 2014. Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Contributing Landmark Funds and Acquired Funds’ assets was terminated in connection with the IPO and the Partnership’s acquisition of the Acquired Funds. Pursuant to the Partnership’s Omnibus Agreement, the Partnership instead reimburses Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. As the contribution of assets from the Contributing Landmark Funds and the Acquisitions were transactions between entities under common control, periods prior to the transaction dates have been retroactively adjusted to furnish comparative information.

General and Administrative

General and administrative expenses increased $2,102,594 during 2015 compared to 2014, due to an increase in additional accounting and legal related expenses associated with being a public company. Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under the omnibus agreement that we entered into at the closing of the IPO, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to the cap described above. We will also reimburse Landmark for any additional out‑of‑pocket costs and expenses incurred by Landmark and its affiliates in providing general and administrative services to us. For the years ended December 31, 2015 and 2014, Landmark reimbursed us $2,109,552 and $12,349, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses increased $3,159,533 during 2015 compared to 2014 as a result of the 761 tenant sites acquired by the Partnership during 2015. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items, as well as legal and financial advisor expenses associated with the acquisitions. Additionally, $1,730,134 and $489,182 of acquisition related expenses are associated with the Acquired Assets incurred by Landmark and included within the year ended December 31, 2015 and 2014, respectively, as the Acquisitions were transactions between entities under common control, which requires the prior periods retroactively adjusted to furnish comparative information.

Amortization

Amortization expense increased $1,538,016 during 2015 compared to 2014 as a result of having 1,456 tenant sites in 2015 compared to 1,185 tenant sites in 2014. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 and 2014 contributing to a full year of amortization.

Impairments

Impairments increased $3,642,866 during 2015 compared to 2014, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the year ended December 31, 2015. As a result of T-Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently rescinded. As of December 31, 2015, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of the industry consolidation events is mostly behind us. As of December 31, 2015, we had a 98% occupancy rate and we expect our occupancy rate to decline to range between 97% and 98%.

Interest Expense

Interest expense increased $566,242 during 2015 compared to 2014, due to greater outstanding debt balance under the revolving credit facility for the year ended December 31, 2015 compared to the outstanding debt balance under the secured debt facilities for the year ended December 31, 2014. As the Acquisitions were transactions between entities under common control, the financial statements have been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $2,766,067 and $2,847,793 for the year ended December 31, 2015 and 2014, respectively.

In connection with the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility and on June 3, 2015, we exercised our option to increase the available commitments for an additional $60.0 million, resulting in aggregate commitments of $250.0 million under the revolving credit facility. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70.0 million to fix the floating interest rate over a four-year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25.0 million of the floating rate on our revolving facility at an effective rate of 3.79% over a four-year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50.0 million to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015.

Effective February 4, 2014, Fund E entered into an interest rate swap agreement with a notional amount of $12.5 million to fix the floating interest rate on borrowings under its secured debt facility period at an effective rate of 3.74%. Additionally, on November 5, 2012, Fund C entered into an interest rate swap agreement with a notional amount of $13.2 million to fix the floating interest rate on borrowings under its secured debt facility over a five-year period at an effective rate of 3.99%. Effective October 23, 2014, Fund F entered into an interest rate swap agreement with a notional amount of $17.5 million to fix the floating interest rate on borrowings under its secured debt facility over a two-year period at an effective rate of 4.11%. The Fund E, Fund C and Fund F related interest rate swap agreements were terminated at the acquisition of the assets by the Partnership.

Loss on Early Extinguishment of Debt

In connection with the August 18, 2015 acquisition of Fund E, $29.2 million of the cash consideration was used to repay Fund E secured indebtedness. The unamortized balance of the deferred loan costs of $0.9 million related to the Fund E secured debt facility was recorded as a loss on early extinguishment of debt during the year ended December 31, 2015. In connection with the November 19, 2015 acquisitions of Fund C and Fund F, $15.1 million and $24.5 million of the cash consideration was used to repay Fund C and Fund F secured indebtedness, respectively. The unamortized balance of the deferred loan costs of $0.3 million and $0.7 million related to the Fund C and Fund F secured debt facilities, respectively, was recorded as a loss on early extinguishment of debt at the time of the acquisitions.

Realized loss and Unrealized Gain/(Loss) on Derivatives

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. These contracts were adjusted to fair value at each period end. The unrealized loss recorded for the years ended December 31, 2015 and 2014 reflects the change in fair value of these contracts during those periods.

The realized loss of $139,979 recorded in the results for 2015 reflects the termination of interest rate swap agreements of Fund E, Fund C and Fund F, as described above. As part of the formation transactions, the interest rate swaps held by Fund A and Fund D were terminated. The realized loss of $213,181 recorded in the results for 2014 reflects the termination of these contracts in 2014.

Gain on Sale of Real Property Interests

During the year ended December 31, 2015, we recognized a gain on the sale of real property interest of $236,906 primarily related to tenant sites lost to eminent domain proceedings.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Our results of operations for all periods presented were affected by acquisitions made during the years ended December 31, 2014 and 2013. As of December 31, 2014 and 2013 we had 1,185 and 1,009 tenant sites, respectively. The following table summarizes the combined statement of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase
	2014	2013	(Decrease)
Revenue
Rental revenue	$21,401,328	$16,656,870	$4,744,458
Interest income on receivables	709,030	742,185	(33,155)
Total revenue	22,110,358	17,399,055	4,711,303
Expenses
Management fees to affiliate	642,150	544,908	97,242
Property operating	24,720	6,454	18,266
General and administrative	820,522	722,601	97,921
Acquisition-related	527,065	1,093,948	(566,883)
Amortization	5,382,671	4,464,124	918,547
Impairments	258,834	1,005,478	(746,644)
Total expenses	7,655,962	7,837,513	(181,551)
Other income and expenses
Interest expense	(7,831,847)	(5,406,753)	(2,425,094)
Loss on early extinguishment of debt	(2,905,259)	—	(2,905,259)
Realized loss on derivatives	(213,181)	—	(213,181)
Unrealized gain (loss) on derivatives	(643,481)	1,493,041	(2,136,522)
Total other income and expenses	(11,593,768)	(3,913,712)	(7,680,056)
Net income	$2,860,628	$5,647,830	$(2,787,202)

Rental Revenue

Rental revenue increased $4,744,458, $1,269,653 of which was due to the greater number of assets in the portfolio during 2014 when compared to 2013, with the balance due to rent escalations and the full period impact of assets acquired during the year ended December 31, 2013. During the year ended December 31, 2014 we had 1,185 available tenant sites with 1,179 leased tenant sites generating revenue compared to 1,009 available tenant sites and

1,006 leased tenant sites generating revenue during the year ended December 31, 2013. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $18,062,939, $3,323,131 and $15,258 or 84%, 16% and less than 1% of total rental revenue, respectively, during the year ended December 31, 2014 compared to $14,301,591, $2,355,279, and zero or 86%, 14% and 0% of total rental revenue, respectively, for the year ended December 31, 2013. The occupancy rates in our wireless communication and outdoor advertising segments were 99% and 100%, respectively, during 2014 and 2013. Additionally, our effective monthly rental rates per tenant site for wireless communication and outdoor advertising segments were $1,661 and $1,220, respectively, during 2014 compared to $1,599 and $1,357, respectively, during 2013. The occupancy rate in our renewable power generation segment was 100% with an effective monthly rental rate per tenant site of $1,491 during 2014. During 2013 no real property interests were owned in the renewable power generation segment.

Interest Income on Receivables

Interest income on receivables decreased $33,155 due to a lower receivables principal balance during 2014 when compared to 2013. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates increased $97,242 during 2014 when compared to 2013, due to the increase in the number of investments in real property interests in the portfolio. Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Contributing Landmark Funds and Acquired Funds’ assets was terminated in connection with the IPO and the Partnership’s acquisition of the Acquired Funds. Pursuant to the terms of the Partnership’s Omnibus Agreement, the Partnership will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $97,921 during 2014 compared to 2013, due to an increase in additional accounting and legal related expenses associated with being a public company. Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under the omnibus agreement that we entered into at the closing of the IPO, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to the cap described above. We will also reimburse Landmark for any additional out‑of‑pocket costs and expenses incurred by Landmark and its affiliates in providing general and administrative services to us. For the period from November 19, 2014 to December 31, 2014, Landmark reimbursed us $12,349 for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses decreased $566,883 during 2014 compared to 2013 as a result of 176 tenant site acquisitions in 2014 compared to 355 tenant site acquisitions in 2013. Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. Additionally, $489,182 and $775,348 of acquisition related expenses are associated with the Acquired Assets incurred by Landmark and included within the years ended December 31, 2014 and 2013, respectively, as all the acquisitions were transactions between entities under common control, which requires the prior periods retroactively adjusted to furnish comparative information.

Amortization

Amortization expense increased $918,547 during 2014 compared to 2013 as a result of having 1,185 tenant sites in 2014 compared to 1,009 tenant sites in 2013. We expect amortization of investments in real property rights with finite useful lives and in-place lease values to continue to increase based on increased acquisitions and assets acquired in 2014 and 2013 contributing to a full year of amortization.

Impairments

Impairments decreased $746,644 during 2014 compared to 2013, due to the difference in net book values between impaired assets year over year in our wireless communication segment.

Interest Expense

Interest expense increased $2,425,094 during 2014 compared to 2013, due to greater outstanding debt balances in 2014. As all the acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $2,847,793 and $1,566,394 for the years ended December 31, 2014 and 2013, respectively. At the close of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new senior secured revolving credit facility and paid down $19.2 million of outstanding indebtedness under the facility. Additionally, prior to the year ended December 31, 2014 we repaid $1.0 million of outstanding indebtedness to bring our total outstanding debt as of December 31, 2014 to $74.0 million. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70.0 million to fix the floating interest rate over a four-year period at an effective rate of 4.02%.

Effective February 4, 2014, Fund E entered into an interest rate swap agreement with a notional amount of $12.5 million to fix the floating interest rate on borrowings under its secured debt facility period at an effective rate of 3.74%. Additionally, on November 5, 2012, Fund C entered into an interest rate swap agreement with a notional amount of $13.2 million to fix the floating interest rate on borrowings under its secured debt facility over a five-year period at an effective rate of 3.99%. Effective October 23, 2014, Fund F entered into an interest rate swap agreement with a notional amount of $17.5 million to fix the floating interest rate on borrowings under its secured debt facility over a two-year period at an effective rate of 4.11%.

Loss on Early Extinguishment of Debt

In connection with the amendment and restatement of the secured debt facilities as a new secured revolving credit facility, we expensed the unamortized balance of the deferred loan costs of $2.9 million related to these facilities during the year ended December 31, 2014.

Realized loss and Unrealized Gain/(Loss) on Derivatives

The Contributing Landmark Funds and the Acquired Funds mitigated exposure to fluctuations in interest rates under the secured debt facilities by entering into swap contracts that fixed the floating LIBOR rate under the facilities. These contracts were adjusted to fair value at each period end. As part of the formation transactions, the interest rate swaps held by Fund A and Fund D were terminated for a loss of $213,181 during 2014. The realized loss recorded in the results for 2014 reflects the termination of these contracts in 2014. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70.0 million to fix the floating interest rate over a four-year period at an effective rate of 4.02%. The unrealized loss recorded in the results for 2014 reflects the change in fair value of the interest rate swap contracts during the period presented.

Effective February 4, 2014, Fund E entered into an interest rate swap agreement with a notional amount of $12.5 million to fix the floating interest rate on borrowings under its secured debt facility period at an effective rate of 3.74%. Additionally, on November 5, 2012, Fund C entered into an interest rate swap agreement with a notional amount of $13.2 million to fix the floating interest rate on borrowings under its secured debt facility over a five-year period at an effective rate of 3.99%. Effective October 23, 2014, Fund F entered into an interest rate swap agreement with a notional amount of $17.5 million to fix the floating interest rate on borrowings under its secured debt facility over a two-year period at an effective rate of 4.11%. The Fund E, Fund C and Fund F interest rate swap agreements were terminated in connection with the repayment of the funds’ secured indebtedness as a result of the Partnership’s August 18, 2015 and November 19, 2015 acquisitions.

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our assets, including:

•	interest expense on our revolving credit facility;
•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our unitholders.

We intend to satisfy our short‑term liquidity requirements through cash flow from operating activities and proceeds from borrowings available under our revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long term debt arrangements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC) under which we have the ability to issue and sell an indeterminate amount of common and preferred units representing limited partner interests in us and debt securities.

We intend to pay at least a quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $4.9 million per quarter, or $19.4 million per year in the aggregate, based on the number of common and subordinated units outstanding as of December 31, 2015. We do not have a legal obligation to pay this distribution.

The table below summarizes the quarterly distribution paid related to our financial results for the period from the date of the IPO of November 19, 2014 to December 31, 2015:

	Distribution	Total Cash	Distribution
Quarter Ended	Per Unit	Distribution	Date
December 31, 2014 (1)	$0.1344	$1,053,533	February 13, 2015
March 31, 2015	$0.2975	$2,332,038	May 14, 2015
June 30, 2015	$0.3075	$3,334,168	August 14, 2015
September 30, 2015	$0.3175	$4,077,232	November 13, 2015
December 31, 2015 (2)	$0.3250	$4,863,655	February 12, 2016

(1)

The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.2875 per unit prorated for the period from the date of the IPO of November 19, 2014 to December 31, 2014.

(2)

On January 28, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3250 per unit, or $1.30 per unit on an annualized basis, for the quarter ended December 31, 2015. This distribution was paid on February 12, 2016 to unitholders of record as of February 8, 2016.

As of December 31, 2015, we have $233.0 million of outstanding indebtedness, and we have approximately $17.0 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility. We intend to use the revolving credit facility, among other things, for real property interest acquisitions, working capital requirements and other general corporate purposes.

As of December 31, 2014, the Fund E, Fund C and Fund F secured debt facilities had an outstanding balance of $29.7 million, $16.1 million and $25.0 million, respectively. In connection with the August 18, 2015 and November 19, 2015 acquisitions from Fund E, Fund C and Fund F, $29.2 million, $15.1 million and $24.5 million was used to repay the Acquired Funds’ secured indebtedness. At the time of the acquisitions, the unamortized balance of the deferred loan costs totaling $1.9 million related to the Acquired Funds’ secured debt facilities was recorded as a loss on extinguishment of debt.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, long‑term debt, and through the issuance of additional equity. Our sources of potential long-term debt include securitizations, term facilities, and senior notes.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$12,221,975	$13,576,354	$11,165,450
Net cash used in investing activities	(134,220,416)	(5,546,342)	(27,809,401)
Net cash provided by (used in) financing activities	123,671,801	(8,756,231)	(7,566,859)

Comparison of year ended December 31, 2015 to year ended December 31, 2014

Net cash provided by operating activities.    Net cash provided by operating activities decreased $1,354,379 to $12,221,975 for the year ended December 31, 2015 compared to $13,576,354 for the year ended December 31, 2014. The decrease is primarily attributable to the timing of payments of accounts payable and accrued liabilities offset by the increase in rental revenue.

Net cash used in investing activities.    Net cash used in investing activities increased by $128,674,074 to $134,220,416 for the year ended December 31, 2015 compared to $5,546,342 for the year ended December 31, 2014. The increase is due to the increase in acquisitions of real property interests by the Partnership during the year ended December 31, 2015.

Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $123,671,801 for the year ended December 31, 2015 compared to net cash used in financing activities of $8,756,231 for the year ended December 31, 2014. The increase in net cash provided by financing activities is primarily attributable to $159,000,000 of net borrowings for the acquisition of real property interests,  the difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark and $46,941,545 of net proceeds from a public offering of an additional 3,000,000 common units offset by distributions to unitholders. The increase in net cash provided by financing activities is also offset by $70,782,005 for the repayment of the Acquired Funds’ secured indebtedness as a result of the Partnership’s August 18, 2015 and November 19, 2015 acquisitions.

Comparison of year ended December 31, 2014 to year ended December 31, 2013

Net cash provided by operating activities.    Net cash provided by operating activities increased by $2,410,904 to $13,576,354 for the year ended December 31, 2014 compared to $11,165,450 for the year ended December 31, 2013. The increase is primarily attributable to the increase in the number of assets generating operating cash flows in 2014 compared to 2013 and the timing of payments of accounts payable and accrued liabilities

Net cash used in investing activities.    Net cash used in investing activities decreased by $22,263,059 to $5,546,342 for the year ended December 31, 2014 compared to $27,809,401 for the year ended December 31, 2013. The decrease is due to the reduction in acquisitions of real property interests by the Contributing Landmark Funds and the Acquired Funds during the year ended December 31, 2014.

Net cash provided by (used in) financing activities.    Net cash used in financing activities was $8,756,231 for the year ended December 31, 2014 compared to $7,566,859 for the year ended December 31, 2013. On November 19, 2014 the Partnership completed its IPO of 2,750,000 common units to the public at a price of $19.00 per unit and we received $52,250,000 of gross proceeds from the offering. In addition, Landmark purchased from us 2,066,995 subordinated units for cash at the initial public offering price of our common units for proceeds of $39,272,905. After deducting underwriting discounts, structuring fees, and other offering costs of $9,519,321, our net proceeds from the IPO were $82,003,584. We used the net proceeds from the IPO, together with the proceeds from our sale of subordinated units to Landmark, to make aggregate distributions of $59,667,292 to Fund A and D and to pay down $19,157,418 of outstanding indebtedness under our revolving credit facility, net of $2,907,382 in commitment fees and expenses under our revolving credit facility. Additional distributions of $7,614,770 was made to the Contributing Landmark Funds’ members during 2014.

Revolving Credit Facility

Credit Facility

At the closing of the IPO, we amended and restated the existing secured debt facilities of Fund A and D as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On June 3, 2015, the Partnership exercised its option to increase the available commitments under its revolving credit facility for an additional $60.0 million, resulting in aggregate commitments of $250.0 million. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after-acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, is pledged as collateral under our revolving credit facility.

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

As of December 31, 2015, the Partnership had $233.0 million of outstanding indebtedness, and had approximately $17.0 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility. The Partnership was also in compliance with all covenants under its revolving credit facility at December 31, 2015.

Commitments

Our contractual obligations as of December 31, 2015 were:

	Payments by Period
		Less than	Between	Between	More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Revolving credit facility (principal)	$233,000,000	$—	$—	$233,000,000	$—
Revolving credit facility (interest)(1)	33,000,176	8,505,200	17,010,400	7,484,576	—

(1)

Interest payable is based on the interest rates in effect on December 31, 2015, including the effect of the interest rate swap effective December 24, 2014 for a four-year term and unused commitment fees.

Shelf Registration

We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell common and preferred units from time to time representing limited partner interests and debt securities up to an aggregate amount of $250.0 million.

Off Balance Sheet Arrangements

As of December 31, 2015, our partnership does not have any off balance sheet arrangements.

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASU 2015-06”). ASU 2015-06 provides guidance on the presentation of historical earnings per unit for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops-down” net assets to a master limited partnership and the transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retroactively to reflect the transaction as if it occurred on the earliest date during which the entities were under common control. ASU 2015-06 specifies that the historical income (losses) of a transferred business before the date of a drop-down transaction should be allocated entirely to the general partner and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and are required to be applied retroactively for all financial statements presented. Early adoption is permitted. Although we believe we are currently in compliance with this ASU, we will continue to evaluate the impact of the adoption of the ASU on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The Partnership has early adopted ASU 2015-03. As a result of the adoption of this standard, $2.5 million of deferred loan costs associated with the secured debt facilities’ balance as of December 31, 2014, originally included in assets, was reclassified as a direct deduction of the carrying amount of the debt balance, in the consolidated and combined balance sheets. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) to provide additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU 20105-15, the Partnership determined to continue presenting the $3.1 million and $2.8 million of deferred loan costs associated with the revolving credit facility balance as of December 31, 2015 and 2014, as deferred loan costs, net in total assets in the consolidated and combined balance sheets and continue amortizing those deferred costs over the term of the related loan.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership does not expect the adoption of ASU No. 2014-09, as amended, to have an impact on its financial statements.

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

As of December 31, 2015, our revolving credit facility has outstanding debt balance of $233.0 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. If LIBOR were to increase by 50 basis points, assuming no hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flow by approximately $1.2 million annually. If LIBOR were to decrease by approximately 25 basis points to zero, the decrease in interest expense on our pro forma variable rate debt would be approximately $0.6 million annually.

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

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and Rule 10A‑3 promulgated under the Exchange Act. Thomas Carey White III, Ronald W. Readmond, and Gerald A. Tywoniuk serve as members of our audit committee. Mr. White serves as the chair of our audit committee. The board of directors of our general partner has determined that Mr. White is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre‑approve any non‑audit services to be rendered by our independent registered public accounting firm. Our audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee.

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

Name	Age	Position with Landmark Infrastructure Partners GP LLC
Arthur P. Brazy, Jr.	56	Chief Executive Officer and Director
Jeffrey J. Knyal	50	Vice Chairman
George P. Doyle	46	Chief Financial Officer and Treasurer
Daniel R. Parsons	51	Senior Vice President – Information Systems and Technology
Matthew P. Carbone	49	Chairman of the Board of Directors
James F. Brown	51	Director
Nandit Gandhi	48	Director
Edmond G. Leung	35	Director
Ronald W. Readmond	73	Director
Thomas Carey White III	50	Director
Gerald A. Tywoniuk	54	Director

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

Daniel R. Parsons was appointed as Senior Vice President – Information Systems and Technology of our general partner. Mr. Parsons has served as Chief Operations Officer of our sponsor, Landmark Dividend LLC, since August 2015 and previously served as Chief Information Officer of our sponsor, Landmark Dividend LLC, since May 2010. From January 1998 to May 2010, Mr. Parsons served as the Chief Information Officer of Budget Finance Company, a company specializing in residential and commercial mortgage loans. Previous to this, Mr. Parsons worked in the software development and technology management sectors for 12 years. Mr. Parsons received a B.S. in Business Administration and an M.B.A. from the University of Southern California. We believe that Mr. Parsons’ experience in the software development and technology management fields makes him qualified to be Senior Vice President – Information Systems and Technology of our general partner.

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

Nandit Gandhi was appointed a Director of general partner in January 2016 in connection with his affiliation with Landmark Dividend, LLC, which controls our general partner. Mr. Gandhi is a member of the board of managers of Landmark Dividend Holdings LLC since January 2016. Mr. Gandhi has been a Managing Director of AIM since January 2016. From November 2008 to December 2015, Mr. Gandhi was a Senior Vice President and managed multiple portfolio companies as Chairman and member of the Operating Committees at Platinum Equity, a leading global private equity firm. From July 2009 to August 2010 Mr. Gandhi was the Chief Executive Officer at Geesink Norba Group, a European company engaged in the waste management business. From March 2007 to November 2008, Mr. Gandhi was the Director of Operations & Special Projects at Nortek Inc., a holding company of private equity firm, T.H. Lee. Before this, from 2003 to 2007, Mr. Gandhi was at Ingersoll Rand Corporation in various senior leadership roles. Mr. Gandhi received a B.S. in Mechanical Engineering from Birla Institute of Technology and an M.B.A. from Babson College. We believe that Mr. Gandhi’s experience in operations and financial matters provide him with the necessary skills to be a member of the Board of Directors of our general partner.

Edmond G. Leung was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Leung was elected as a member of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Leung has been a Managing Director of AIM since December 2015, was a Principal of AIM from December 2013 until November 2015, a Vice President with AIM from January 2010 until November 2013 and an Associate from September 2007 to December 2009. Mr. Leung has served as a member of the board of managers of Nordic Cold Storage LLC, an AIM portfolio company, since July 2011. Mr. Leung received a B.A. in Economics and a B.S. in Business Administration from University of California, Berkeley. We believe that Mr. Leung’s extensive investing and corporate finance experience, as well as his in depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

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

Gerald A. Tywoniuk was appointed a Director of our general partner in January 2015. Mr. Tywoniuk currently serves on the board of directors of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP (formerly Oxford Resource Partners, LP), and chairs the board’s audit committee. He also serves as an independent director and audit committee chairperson at American Midstream GP, LLC, the general partner of American Midstream Partners, L.P. Mr. Tywoniuk has been providing interim and project CFO consulting services since May 2010. From June 2008 through August 2013, Mr. Tywoniuk served Pacific Energy Resources Ltd. in various senior roles (Senior Vice President, Finance beginning June 2008, Chief Financial Officer beginning August 2008, acting Chief Executive Officer and CFO beginning September 2009, Plan Representative beginning December 2010). He held these positions as an employee until May 2010 and as a consultant on a part-time basis until August 2013. Pacific Energy Resources Ltd. was an oil and gas acquisition, exploitation and development company. Mr. Tywoniuk joined the company in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and in August 2013 completed its liquidation. Mr. Tywoniuk has over 33 years of experience in accounting and finance and has previously served a number of public companies in senior executive and management roles, including as chief financial officer and director of MarkWest Energy Partners, L.P. in connection with its initial public offering. We believe that Mr. Tywoniuk’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2015.

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

ITEM 11. Executive Compensation

We do not employ any of the persons responsible for managing our business. Our general partner, under the direction of its board of directors is responsible for managing our operations and for obtaining the services of the employees that operate our business. Our general partner’s executive officers are employed and compensated by Landmark and have responsibilities to both us and Landmark. Our general partner’s executive officers currently devote less than a majority of their working time to matters relating to us and we currently expect our general partner’s executive officers to continue for the foreseeable future to devote less than a majority of their working time to matters relating to us. We currently do not have a compensation committee, and we do not plan to have one. Pursuant to our omnibus agreement we reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, including certain executive management services by certain officers of our general partner and compensation expense for all employees required to manage and operate our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeds $80.0 million and (ii) the fifth anniversary of the closing of the IPO. The full amount of general and administrative expenses incurred is reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Except with respect to any equity incentive awards in us that may be granted under our 2014 Long‑Term Incentive Plan, or “LTIP,” our general partner’s executive officers do not receive any separate amounts of compensation for their services to us and all compensation decisions for our general partner’s executive officers are made by Landmark, without input from our general partner’s board of directors or any committees thereof. Any awards granted to our general’s partner’s executive officers under our LTIP are determined and granted by our general partner’s board of directors or one of its applicable committees. No equity incentive awards were granted to any of our executive officers in 2015.

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

The following table sets forth the total compensation paid to our non-employee directors as compensation for their year of service to us in 2015.

Director Compensation
Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
Ronald W. Readmond	$87,000	$43,750	$130,750
Thomas Carey White III	77,000	43,750	120,750
Gerald A. Tywoniuk	67,000	—	67,000

(1)	Amounts shown represent 2015 retainer and meeting fees.
(2)

The amounts shown represent the grant date fair value of awards granted in 2015. In 2015, each of our independent directors who was serving on the Board as of December 31, 2014, received 2,020 common units grants for 2015 services. Additionally, each of our independent directors who was serving on the Board as of December 31, 2014 received grants for 2014 services pro-rated for the 43-day period the Partnership was public following the IPO of 505 common units value at $8,750.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of units of Landmark Infrastructure Partners LP as of December 31, 2015, held by beneficial owners of 5% or more of the units, by each director, director nominee and named executive officer of Landmark Infrastructure Partners GP LLC, our general partner, and by all directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 11,820,144 common units and 3,135,109 subordinated units outstanding as of December 31, 2015. Unless otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the units and the business address of each such beneficial owner is c/o Landmark Infrastructure Partners LP, 2141 Rosecrans Avenue, Suite 2100, El Segundo, CA 90245.

					Total
					Partnership
	Common Units		Subordinated Units		Interests
Name of beneficial owner(1)	Number	Percent	Number	Percent	Percent
Landmark Dividend Holdings LLC(2)	512,275	4.3%	3,135,109	100%	24.4%
KA-Landmark Investments, LLC(3)	1,041,085	8.8	—	—	7.0
William H. Junell(4)	717,692	6.1	—	—	4.8
Directors/Named Executive Officers
Arthur P. Brazy, Jr.	25,502	*	—	—	*
Jeffrey J. Knyal	—	—	—	—	—
George P. Doyle	5,730	*	—	—	*
Matthew P. Carbone	—	—	—	—	—
James F. Brown	—	—	—	—	—
Nandit Gandhi	—	—	—	—	—
Edmond G. Leung	—	—	—	—	—
Ronald W. Readmond	2,525	*	—	—	*
Thomas Carey White III	2,525	*	—	—	*
Gerald A. Tywoniuk	1,008	*	—	—	*
All Directors and Executive Officers as a group (10 persons)	37,290	* %	—	—%	* %

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 2141 Rosecrans Avenue, Suite 2100, P.O. Box 3429, El Segundo, CA 90245.
(2)

Includes (1) 228,589 common units and 3,135,109 Subordinated Units held directly by Landmark Dividend LLC and (2) 283,686 common units held directly by Landmark Z-Unit Holdings LLC. Landmark Dividend LLC and Landmark Z-Unit Holdings LLC are indirectly owned and managed by Landmark Dividend Holdings LLC. Landmark Dividend Holdings LLC is managed by a board of managers. The board of managers of Landmark Dividend Holdings LLC is comprised of Matthew P. Carbone, Edmond G. Leung, Nandit Gandhi, Fenton R. Talbott, Jeffrey J. Knyal, Arthur P. Brazy, Jr., James F. Brown, Trevor J. Brock and David L. Hollon. AIM Landmark Holdings, LLC is the record holder of approximately 57% of the limited liability company interests of Landmark Dividend Holdings, LLC and is entitled to elect the majority of the members of the board of managers of Landmark Dividend Holdings LLC. AIM Landmark Holdings, LLC is controlled by AIM Universal Holdings, LLC. AIM Universal Holdings, LLC is managed by Robert B. Hellman, Matthew P. Carbone and Judy N. Bornstein, and voting and investment determinations with respect to the securities held by Landmark Dividend LLC are ultimately controlled by the following AIM Universal Holdings, LLC persons: Robert B. Hellman, Jr., Matthew P. Carbone, Brian Barlow, Ryan Barnes, Judith Bornstein, Edward Diffendal, Nandit Gandhi, Matthew Garibaldi, Nancy Katz and Edmond G. Leung. Each of the foregoing persons and each member of the board of managers of Landmark Dividend Holdings LLC, disclaims beneficial ownership of such securities. Each of AIM Universal Holdings, LLC, AIM Landmark Holdings, LLC and Landmark Dividend Holdings, LLC may be deemed to indirectly beneficially own the securities held by Landmark Dividend LLC and Landmark Z-Unit Holdings LLC, but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein. The principal business address of AIM Universal Holdings, LLC and AIM Landmark Holdings, LLC is 950 Tower Lane, Suite 800, Foster City, California 94404. The principal business address of Landmark Dividend LLC, Landmark Dividend Holdings LLC and Landmark Z-Unit Holdings LLC is 2141 Rosecrans Avenue, Suite 2100, El Segundo, California 90245.

(3)

Andrew J. Priest and Thomas Keller Towns are managers of KA-Landmark Investments, LLC and may be deemed to share voting and dispositive power over the securities held by KA-Landmark Investments, LLC; thus, Mr. Priest and Mr. Towns may also be deemed to be the beneficial owner of these securities.

(4)

Based on a Schedule 13D filed on November 27, 2015, by William H. Junell and Landmark Fund C Partners, LP (“Junell LP”), includes 717,962 Common Units held by Junell LP and 36,015 Common Units owned directly by Mr. Junell. Mr. Junell is the Manager and the President of Landmark Fund C Partners, LP and therefor is deemed to have voting or investment control over the 717,962 Common Units of the Issuer held by the Junell LP. The business address of Mr. Junell and the Junell LP is 55 Waugh, Suite 803 Houston, Texas 77077.

*The percentage of units beneficially owned by each director or each executive officer does not exceed 1% of the common units outstanding. The percentage of units beneficially owned by all directors and executive officers as a group does not exceed 1% of the common units outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, the following equity securities were authorized for issuance under our existing compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding,	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights (#)	and Rights ($)	reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	779,950 (1)
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	779,950

(1)	Amount shown represents Common Units available for issuance under the LTIP as of December 31, 2015.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2015, Landmark and affiliates own 512,275 common units and 3,135,109 subordinated units, representing a 24.4% limited partner interest in us. In addition, our general partner owns a non‑economic general partner interest in us.

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

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to the unitholders pro rata, including Landmark and affiliates, as holder of an aggregate of 512,275 common units and 3,135,109 subordinated units as of December 31, 2015. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, Landmark and affiliates would receive annual distributions of $589,116 on its common units and $3,605,375 on its subordinated units.

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

Right of First Offer

In connection with the IPO, the Remaining Landmark Funds granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the year ended December 31, 2015, the Partnership completed the acquisition of 401 tenant sites subject to our right of first offer for total consideration of $140.7 million. See further discussion of the acquisitions in Notes 3 and 14 to the Consolidated and Combined Financial Statements for additional information.

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

Other Agreements with Landmark and Related Parties

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. As of December 31, 2015, we incurred $6,250 of license fees related to the AIF patent license agreement.

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

The related party transactions policy described above was adopted in connection with the closing of the IPO, and as a result the IPO and formation transactions described above were not reviewed under such policy.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Fees for professional services rendered by Ernst & Young LLP, our independent auditor, for the years ended December 31, 2015 and 2014 are presented in the following table. The audit fees in the column for 2014 are for professional services rendered during the period subsequent to the IPO for the audit of our financial statements for the year ended December 31, 2014. The Partnership was formed in July 2014.

Category	2015	2014
Audit fees (1)	$819,881	$350,000
Audit-related fees (2)	638,569	1,398,209
Tax fees	—	—
All other fees	—	—
Total	$1,458,450	$1,748,209

(1)

The Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, and services that were provided in connection with statutory and regulatory filings including other SEC registration statement and consent services.

(2)	Audit-related fees incurred in connection with the offering in May 2015 and shelf registration statement on Form S-3 in November 2015 and the IPO in 2014.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm	F‑2
Consolidated and Combined Balance Sheets as of December 31, 2015 and 2014	F‑3
Consolidated and Combined Statements of Operations for the years ended December 31, 2015, 2014, and 2013	F‑4
Consolidated and Combined Statements of Partners’ Capital	F‑5
Consolidated and Combined Statements of Cash Flows	F‑6
Notes to Consolidated and Combined Financial Statements	F‑7

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

10.1	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 25, 2014)
10.2	Omnibus Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 25, 2014)
10.3	Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 25, 2014)
10.4	Patent License Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 25, 2014)
10.5	Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8‑K filed on November 25, 2014)
10.6

Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Program Phantom Unit Agreement with Distribution Equivalent Rights (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S‑11 (Registration No. 333‑199221), initially filed on October 8, 2014, as amended)

10.7

Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Program Phantom Unit Agreement without Distribution Equivalent Rights (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S‑11 (Registration No. 333‑199221), initially filed on October 8, 2014, as amended)

10.8

Asset Purchase Agreement between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC, dated March 4, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on March 5, 2015.)

10.9

Asset Purchase Agreement between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC, dated April 8, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on April 8, 2015.)

10.10

Asset Purchase Agreement between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC, dated July 21, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on July 21, 2015.)

10.11

Membership Interest Contribution Agreement, dated as of August 18, 2015, by and among Landmark Dividend Growth Fund E – LLC, Landmark Infrastructure Partners LP and Landmark Dividend LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on August 18, 2015.)

10.12

Asset Purchase Agreement between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC, dated September 21, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on September 21, 2015.)

10.13

Membership Interest Contribution Agreement, dated as of November 19, 2015, by and among Landmark Dividend Growth Fund C – LLC, Landmark Infrastructure Partners LP and Landmark Dividend LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on November 19, 2015.)

10.14

Membership Interest Contribution Agreement, dated as of November 19, 2015, by and among Landmark Dividend Growth Fund F – LLC, Landmark Infrastructure Partners LP and Landmark Dividend LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on November 19, 2015.)

10.15

Asset Purchase Agreement between Landmark Infrastructure Holding Company LLC and Landmark Infrastructure Operating Company LLC, dated December 18, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8‑K filed on December 18, 2015.)

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

*Filed herewith.

†Previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 16, 2016.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 16, 2016.

Signature	Title	Date

/s/ Arthur P. Brazy, Jr.	Director and Chief Executive Officer	February 16, 2016
Arthur P. Brazy, Jr.	(Principal Executive Officer)

/s/ George P. Doyle	Chief Financial Officer and Treasurer	February 16, 2016
George P. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Carbone	Chairman of the Board of Directors	February 16, 2016
Matthew P. Carbone

/s/ James F. Brown	Director	February 16, 2016
James F. Brown

/s/ Nandit Gandhi	Director	February 16, 2016
Nandit Gandhi

/s/ Edmond G. Leung	Director	February 16, 2016
Edmond G. Leung

/s/ Ronald W. Readmond	Director	February 16, 2016
Ronald W. Readmond

/s/ Thomas Carey White III	Director	February 16, 2016
Thomas Carey White III

/s/ Gerald A. Tywoniuk	Director	February 16, 2016
Gerald A. Tywoniuk

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F‑2
Consolidated and Combined Balance Sheets as of December 31, 2015 and 2014	F‑3
Consolidated and Combined Statements of Operations for the years ended December 31, 2015, 2014, and 2013	F‑4
Consolidated and Combined Statements of Partners’ Capital	F‑5
Consolidated and Combined Statements of Cash Flows	F‑6
Notes to Consolidated and Combined Financial Statements	F‑7
Schedule III: Real Estate and Accumulated Depreciation	F-39

Report of Independent Registered Public Accounting Firm

The Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of Landmark Infrastructure Partners LP

We have audited the accompanying consolidated and combined balance sheets of Landmark Infrastructure Partners LP as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the ﬁnancial statement schedule listed in the index to these financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Landmark Infrastructure Partners LP at December 31, 2015 and 2014, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related ﬁnancial statement schedule, when considered in relation to the basic ﬁnancial statements taken as a whole, presents fairly in all material respects the ﬁnancial information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

February 16, 2016

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

	December 31,
	2015	2014*
Assets
Land	$10,812,784	$7,209,933
Real property interests	358,074,190	285,411,441
Total land and real property interests	368,886,974	292,621,374
Accumulated amortization of real property interests	(14,114,307)	(8,507,384)
Land and net real property interests	354,772,667	284,113,990
Investments in receivables, net	8,136,867	8,665,274
Cash and cash equivalents	1,984,468	311,108
Rent receivables, net	952,427	212,015
Due from Landmark and affiliates	2,205,853	659,722
Deferred loan costs, net	3,089,894	2,838,879
Deferred rent receivable	676,134	483,638
Other intangible assets, net	10,731,221	7,529,851
Other assets	1,206,949	399,222
Total assets	$383,756,480	$305,213,699
Liabilities and equity
Revolving credit facility	$233,000,000	$74,000,000
Secured debt facilities	—	68,300,791
Accounts payable and accrued liabilities	1,683,062	279,458
Other intangible liabilities, net	12,001,093	10,524,814
Prepaid rent	2,980,621	2,540,067
Derivative liabilities	736,231	377,304
Total liabilities	250,401,007	156,022,434
Commitments and contingencies (Note 16)
Equity	133,355,473	149,191,265
Total liabilities and equity	$383,756,480	$305,213,699

*   Prior-period financial information has been retroactively adjusted for Acquisitions under common control. See Notes 1 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

	Year ended December 31,
	2015	2014*	2013*
Revenue
Rental revenue	$27,001,916	$21,401,328	$16,656,870
Interest income on receivables	786,139	709,030	742,185
Total revenue	27,788,055	22,110,358	17,399,055
Expenses
Management fees to affiliate	230,934	642,150	544,908
Property operating	27,009	24,720	6,454
General and administrative	2,923,116	820,522	722,601
Acquisition-related	3,686,598	527,065	1,093,948
Amortization	6,920,687	5,382,671	4,464,124
Impairments	3,901,700	258,834	1,005,478
Total expenses	17,690,044	7,655,962	7,837,513
Other income and expenses
Interest expense	(8,398,089)	(7,831,847)	(5,406,753)
Loss on early extinguishment of debt	(1,872,002)	(2,905,259)	—
Realized loss on derivatives	(139,979)	(213,181)	—
Unrealized gain (loss) on derivatives	(358,927)	(643,481)	1,493,041
Gain on sale of real property interests	236,906	—	—
Total other income and expenses	(10,532,091)	(11,593,768)	(3,913,712)
Net income (loss)	$(434,080)	$2,860,628	$5,647,830
Less: Net income (loss) attributable to Predecessor	(1,169,963)	5,558,976	5,647,830
Net income (loss) attributable to limited partners	$735,883	$(2,698,348)	$—
Net income (loss) per limited partner unit
Common units – basic	$0.16	$(0.34)
Common units – diluted	$0.07	$(0.34)
Subordinated units – basic and diluted	$(0.16)	$(0.34)
Weighted average limited partner units outstanding
Common units – basic	7,557,615	4,702,665
Common units – diluted	10,692,724	4,702,665
Subordinated units – basic and diluted	3,135,109	3,135,109

*   Prior-period financial information has been retroactively adjusted for Acquisitions under common control. See Notes 1 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

	Landmark Infrastructure Partners LP(2)					Landmark Infrastructure
	Common	Subordinated	Common	Subordinated	General	Partners LP	Total
	Units	Units	Unitholders	Unitholder	Partner	Predecessor(2)	Equity(2)
Balance as of December 31, 2012	—	—	$—	$—	$—	$135,493,312	$135,493,312
Cash Contributions	—	—	—	—	—	500,000	500,000
Contributions of real property interests	—	—	—	—	—	7,580,819	7,580,819
Distributions	—	—	—	—	—	(26,868,327)	(26,868,327)
Net income	—	—	—	—	—	5,647,830	5,647,830
Balance as of December 31, 2013	—	—	$—	$—	$—	$122,353,634	$122,353,634
Contributions of real property interests to predecessor	—	—	—	—	—	11,159,031	11,159,031
Distributions	—	—	—	—	—	(11,303,365)	(11,303,365)
Net income	—	—	—	—	—	5,558,976	5,558,976
Contribution of assets by Landmark Infrastructure Partners LP Predecessor	1,952,665	1,068,114	93,222,079	(8,447,609)	—	(83,019,274)	1,755,196
Balance post reorganization(1)	1,952,665	1,068,114	$93,222,079	$(8,447,609)	$—	$44,749,002	$129,523,472
Proceeds from initial public offering, net of offering costs of $9,519,321	2,750,000	—	42,730,679	—	—	—	42,730,679
Proceeds from sale of subordinated units to Landmark	—	2,066,995	—	39,272,905	—	—	39,272,905
Distributions to Contributing Landmark Funds	—	—	(59,667,292)	—	—	—	(59,667,292)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	12,349	—	12,349
Unit-based compensation	—	—	17,500	—	—	—	17,500
Net loss attributable to partners	—	—	(1,619,009)	(1,079,339)	—	—	(2,698,348)
Balance as of December 31, 2014	4,702,665	3,135,109	$74,683,957	$29,745,957	$12,349	$44,749,002	$149,191,265
Net loss from Acquired Assets attributable to Predecessor	—	—	—	—	(1,169,963)	—	(1,169,963)
Net investment of Acquired Assets	—	—	—	—	(72,583,105)	(44,749,002)	(117,332,107)
Issuance of units in connection with the Acquired Funds	4,112,429	—	63,571,269	—	—	—	63,571,269
Issuance of common units, net of offering costs of $3,308,455	3,000,000	—	46,941,545	—	—	—	46,941,545
Distributions	—	—	(7,483,474)	(3,313,497)	—	—	(10,796,971)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	2,109,552	—	2,109,552
Unit-based compensation	5,050	—	105,000	—	—	—	105,000
Net income (loss) attributable to partners	—	—	1,227,069	(491,186)	—	—	735,883
Balance as of December 31, 2015	11,820,144	3,135,109	$179,045,366	$25,941,274	$(71,631,167)	$—	$133,355,473

(1)

Prior to the reorganization and closing of the IPO on November 19, 2014, amounts represent the combined and consolidated results of the Contributing Landmark Funds and the Acquired Assets. For time periods subsequent to the reorganization and IPO, these financial statements represent the results of Landmark Infrastructure Partners LP and its Acquisitions. See Notes 1 and 3 for additional information.

(2)	Prior-period financial information has been retroactively adjusted for Acquisitions under common control. See Notes 1 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

	Year ended December 31,
	2015	2014*	2013*
Operating activities
Net income (loss)	$(434,080)	$2,860,628	$5,647,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	105,000	17,500	—
Unrealized loss (gain) on derivatives	358,927	643,481	(1,493,041)
Loss on early extinguishment of debt	1,872,002	2,905,259	—
Amortization expense	6,920,687	5,382,671	4,464,124
Amortization of above- and below- market lease	(1,231,666)	(847,998)	(630,801)
Amortization of deferred loan costs	1,365,195	1,545,605	1,107,771
Receivables interest accretion	(24,398)	(51,899)	(68,977)
Impairments	3,901,700	258,834	1,005,478
Gain on sale of real property interest	(236,906)	—	—
Allowance for investments in receivables	—	4,465	25,304
Allowance for doubtful accounts	—	—	30
Changes in operating assets and liabilities:
Rent receivables, net	(871,716)	(59,728)	75,263
Accounts payable and accrued liabilities	1,217,593	713,532	204,602
Deferred rent receivables	(192,496)	(249,393)	(210,017)
Prepaid rent	1,221,289	471,913	926,317
Due from Landmark and affiliates	(901,619)	380,706	111,567
Other assets	(847,537)	(399,222)	—
Net cash provided by operating activities	12,221,975	13,576,354	11,165,450
Investing activities
Acquisition of land	(8,917,666)	—	(1,301,916)
Acquisition of real property interests	(126,233,922)	(6,298,077)	(27,209,853)
Proceeds from sale of real property interests	378,367	—	—
Acquisition of receivables	(142,062)	—	—
Repayments of receivables	694,867	751,735	702,368
Net cash used in investing activities	(134,220,416)	(5,546,342)	(27,809,401)
Financing activities
Proceeds from public offerings, net of offering costs	46,941,545	42,730,679	—
Proceeds from sale of subordinated units to Landmark	—	39,272,905	—
Proceeds from revolving credit facility	210,200,000	75,000,000	—
Proceeds from secured debt facilities	—	26,899,141	59,202,456
Principal payments on revolving credit facility	(51,200,000)	(1,000,000)	—
Principal payments on secured debt facilities	(70,782,005)	(95,752,346)	(1,024,930)
Deferred loan costs	(1,006,998)	(4,452,472)	(3,233,537)
Capital contribution to fund general and administrative expense reimbursement	1,465,040	—	—
Contributions from Contributing Landmark Funds members	—	—	500,000
Distributions to Contributing Landmark Funds members	—	(67,282,062)	(25,716,825)
Distributions to limited partners	(10,796,971)	—	—
Consideration paid to General Partner associated with Acquired Assets	(1,148,810)	(24,172,076)	(37,294,023)
Net cash provided by (used in) financing activities	123,671,801	(8,756,231)	(7,566,859)
Net increase (decrease) in cash and cash equivalents	1,673,360	(726,219)	(24,210,810)
Cash and cash equivalents at beginning of year	311,108	1,037,327	25,248,137
Cash and cash equivalents at end of year	$1,984,468	$311,108	$1,037,327

*   Prior-period financial information has been retroactively adjusted for Acquisitions under common control. See Notes 1 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated and Combined Financial Statements

1. Organization

Landmark Infrastructure Partners, LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) as a master limited partnership organized in the state of Delaware. On November 19, 2014, the Partnership completed its initial public offering (the “IPO”) of 2,750,000 common units representing limited partner interest (“Common Units”) (including 100,000 common units issued pursuant to the partial exercise of the underwriters’ option to purchase additional common units). In addition, Landmark purchased from the Partnership an additional 2,066,995 subordinated units for cash at the IPO price of our common units.

During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of 761 tenant sites and related real property interests from the Sponsor and affiliates in exchange for total consideration of $268.2 million. These acquisitions described above are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.” The Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to include the historical financial results of the Acquired Assets for the period they were controlled by Landmark in the Partnership’s financial statements. See Note 3, Acquisitions for additional information.

References in this report to "Landmark Infrastructure Partners LP," the "partnership," "we," "our," "us," or like terms for time periods prior to our IPO, refer to our predecessor for accounting purposes (our “Predecessor”). The Partnership succeeded our Predecessor, which includes substantially all the assets and liabilities that were contributed to us in connection with our IPO by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark. Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The operations of the Acquired Assets prior to the acquisition dates, are also included in the operations of our Predecessor. For time periods subsequent to the IPO, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP.

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. As of December 31, 2015, Landmark and its affiliates own (a) our general partner; (b) 512,275 common units and 3,135,109 subordinated units in us and; (c) all of the incentive distribution rights.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

For periods presented prior to the IPO, these consolidated and combined financial statements were derived from the Predecessor based on historical results of operations, cash flows, assets and liabilities. As the Acquisitions were deemed to be transactions between entities under common control, the assets and liabilities were transferred at the historical cost of Landmark, with prior periods retroactively adjusted to include the historical financial results of the Acquired Assets for the period they were controlled by Landmark in the Partnership’s financial statements. The accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Acquired Assets prior to the acquisition dates during the periods the assets were under common control. All financial information presented for the periods after the IPO represent the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets during the periods the assets were under common control. All intercompany transactions and account balances have been eliminated. The consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All references to tenant sites are unaudited.

The consolidated and combined balance sheets of the Predecessor include Sponsor assets and liabilities that are specifically identifiable or otherwise attributable to the real property interests prior to the period they were owned by the Contributing Landmark Funds and Acquired Assets. The consolidated and combined statements of operations reflect all revenue and expenses associated with the real property interests for the period prior to the period they were owned by the Contributing Landmark Funds, Acquired Assets, the Sponsor, or the Partnership. Additionally, to the extent certain real property interests within the Contributing Landmark Funds and the Acquired Funds (as defined in note 3 below) were owned by Landmark, or its affiliates, prior to the Contributing Landmark Funds and the Acquired Funds owned such real property interest, an allocation of management fees at the same rate that Landmark charges the Contributing Landmark Funds and the Acquired Funds for administrative services is reflected in the consolidated and combined financial statements. See further discussion in Note 14, Related‑Party Transactions. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements herein do not necessarily reflect what the Partnership’s financial position, results of operations or cash flows would have been if the Partnership had been a stand‑alone entity during the periods presented. As a result, historical financial information is not necessarily indicative of the Partnership’s future results of operations, financial position or cash flows.

Use of Estimates

The preparation of the consolidated and combined financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates.

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The purchase consideration of the real property interests is allocated to the acquired tangible asset, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 6% and 20%. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price allocation and the acquisition‑date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred.

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

We estimated the fair value of real property interests using the income approach, by capitalizing the market rent at the time of acquisition at a market capitalization rate. The market capitalization rate was estimated by deducting an inflation rate of 3% from the market discount rate for each asset. The discount rates used ranged from 6% to 20%. The value of tenant relationships has not been separated from in‑place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in‑place tenant lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in‑place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

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

Real Property Interests

Real property interests consist of easements and lease assignments underlying wireless communication, outdoor advertising and renewable power generation infrastructure. The real property interests are typically held as easements to use land, or roof tops, both of which allow us to use the asset for a specific purpose. Real property interests are intangibles that are recorded at cost. Amortization is computed using the straight‑line method over the estimated useful lives of the real property interests, which is estimated as the shorter of the revenue generating period of the asset or the term of the real estate rights which range from 11 to 99 years. Real property interests with a perpetual term are not amortized but evaluated periodically for impairment.

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

Accounting for Derivative Financial Instruments and Hedging Activities

The Partnership utilize interest rate swap contracts to manage interest costs and risks associated with changing interest rates. These derivative financial instruments are carried at fair value on the consolidated and combined balance sheets, with the change in such fair value being recorded through earnings as an unrealized gain or loss in the consolidated and combined statements of operations.

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

On a regular basis the Partnership assesses investments in receivables for impairment. Internally generated cash flow projections are used to determine if the receivables are expected to be repaid in accordance with the terms of the related agreements. If it is probable that a receivable will not be repaid in accordance with the related agreement, the General Partner considers the receivable impaired. To measure impairment, the General Partner calculates the present value of expected future cash flows discounted at the original effective interest rate. If the present value is less than the carrying value of the receivable, a specific impairment reserve is recorded for the difference. For the years ended December 31, 2015, 2014 and 2013, the Partnership recorded allowance on investments in receivables of $0,  $4,465 and $25,304.

Deferred Loan Costs

Costs incurred associated with the revolving credit facility are capitalized as deferred loan costs and are included in deferred loan costs, net in the consolidated balance sheets in accordance with ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result of the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, costs incurred in obtaining the secured debt facilities are deducted from the carrying amount of the debt liability. The deferred loan costs are amortized to interest expense over the life of the related loan. When facilities are amended and restated, any unamortized deferred loan costs, as well as charges incurred for the termination, are recorded to interest expense in the period of the amendment and restatement.

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

For the years ended December 31, 2015, 2014, and 2013, leases obtained by the Partnership through its acquisition and ownership of real property interests were generally cancelable upon 30‑180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non‑cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable.

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

Certain leases provide for the greater of a minimum rent or a percentage of the revenue generated by the tenant (“Contingent Rent”). Contingent rent is recognized when measurable and all possible contingencies have been eliminated. During the years ended December 31, 2015, 2014, and 2013, the Partnership recognized $146,603,  $70,238 and $47,008 of Contingent Rent, respectively.

Rents Receivable, net

Rents receivables consists of tenant receivables arising in the normal course of business. Tenant receivables are uncollateralized customer obligations requiring payment within various time frames not to exceed one year from the invoice date. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowances for doubtful accounts. The amounts due from tenants are periodically reviewed and an allowance for doubtful accounts is maintained for estimated losses resulting from the inability of tenants to make required payments under lease agreements. Judgment is exercised in establishing these allowances with the payment history and the current credit status of tenants considered in developing these estimates. At December 31, 2015 and 2014, the allowance for doubtful accounts was zero.

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our wholly owned subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”). Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated and combined financial statements, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions. If an uncertain income tax position were to be identified, the Partnership would account for such in accordance with ASC Topic 450, Contingencies.

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

Business Segments

The FASB accounting guidance with regard to disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Partnership has three reportable segments, wireless communication, outdoor advertising, and renewable power generation, as of December 31, 2015 and 2014 and two reportable segments, wireless communication and outdoor advertising, as of December 31, 2013.

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASU 2015-06”). ASU 2015-06 provides guidance on the presentation of historical earnings per unit for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops-down” net assets to a master limited partnership and the transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retroactively to reflect the transaction as if it occurred on the earliest date during which the entities were under common control. ASU 2015-06 specifies that the historical income (losses) of a transferred business before the date of a drop-down transaction should be allocated entirely to the general partner and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and are required to be applied retroactively for all financial statements presented. Early adoption is permitted. Although we believe we are currently in compliance with this ASU, we will continue to evaluate the impact of the adoption of the ASU on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The Partnership has early adopted ASU 2015-03. As a result of the adoption of this standard, $2.5 million of deferred loan costs associated with the secured debt facilities’ balance as of December 31, 2014, originally included in assets, was reclassified as a direct deduction of the carrying amount of the debt balance, in the consolidated and combined balance sheets. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) to provide additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU 20105-15, the Partnership determined to continue presenting the $3.1 million and $2.8 million of deferred loan costs associated with the revolving credit facility balance as of December 31, 2015 and 2014, as deferred loan costs, net in total assets in the consolidated and combined balance sheets and continue amortizing those deferred costs over the term of the related loan.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership does not expect the adoption of ASU No. 2014-09, as amended, to have an impact on its financial statements.

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

On August 18, 2015, Opco completed an acquisition of an entity owning 193 tenant sites and related real property interests, consisting of 135 wireless communication, 57 outdoor advertising and one renewable power generation sites, from Landmark Dividend Growth Fund-E LLC (“Fund E”), an affiliate of Landmark, in exchange for (i) 1,998,852 Common Units, valued at approximately $31.0 million, which was subsequently distributed to Fund E’s respective members, including 171,737 Common Units to Landmark, as part of the fund’s liquidation, and (ii) cash consideration of approximately $34.9 million, of which $29.2 million was used to repay Fund E’s secured indebtedness and was funded with borrowings under the Partnership’s revolving credit facility.

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

On November 19, 2015, the Partnership completed an acquisition of an entity owning 72 tenant sites and related real property interests, consisting of 67 wireless communication and 5 outdoor advertising sites, from Landmark Dividend Growth Fund-C LLC (“Fund C”), an affiliate of Landmark, in exchange for (i) 847,260 Common Units, valued at approximately $13.0 million, which was subsequently distributed to Fund C’s respective members, including 123,405 Common Units to Landmark and affiliates, valued at approximately $1.9 million, as part of the fund’s liquidation, and (ii) cash consideration of approximately $17.3 million, of which $15.1 million was used to repay Fund C’s secured indebtedness and was funded with borrowings under the Partnership’s revolving credit facility.

On November 19, 2015, the Partnership completed an acquisition of 136 tenant sites and related real property interests, consisting of 99 wireless communication and 37 outdoor advertising sites, from Landmark Dividend Growth Fund-F LLC (“Fund F”), an affiliate of Landmark, in exchange for (i) 1,266,317 Common Units, valued at approximately $19.5 million, which was subsequently distributed to Fund F’s respective members, including 217,133 Common Units to Landmark and affiliates, valued at approximately $3.3 million, as part of the fund’s liquidation and (ii) cash consideration of approximately $25.0 million, of which $24.5 million was used to repay Fund F’s secured indebtedness and was funded with borrowings under the Partnership’s revolving credit facility.

On December 18, 2015, the Partnership completed an acquisition of 41 tenant sites and related real property interests, consisting of 23  wireless communication, 16 outdoor advertising and 2 renewable power generation sites, from HoldCo, in exchange for cash consideration of $24.2 million. The purchase price was funded with $24.0 million of borrowings under the Partnership’s existing credit facility and available cash.

The acquisitions described above in this Note 3 are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.” The August 18, 2015 and both November 19, 2015 acquisitions are collectively referred to as the “Acquired Funds”.

The following tables present the consolidated statement of operations and summarized cash flows for the year ended December 31, 2015 giving effect to the Acquisitions:

	Landmark	Pre-Acquisition
	Infrastructure	results of	Consolidated
	Partners LP	Acquired Assets	Results
Revenue
Rental revenue	$19,808,218	$7,193,698	$27,001,916
Interest income on receivables	782,931	3,208	786,139
Total revenue	20,591,149	7,196,906	27,788,055
Expenses
Management fees to affiliate	—	230,934	230,934
Property operating	24,012	2,997	27,009
General and administrative	2,913,183	9,933	2,923,116
Acquisition-related	1,956,464	1,730,134	3,686,598
Amortization	5,218,368	1,702,319	6,920,687
Impairments	3,901,700	—	3,901,700
Total expenses	14,013,727	3,676,317	17,690,044
Other income and expenses
Interest expense	(5,632,022)	(2,766,067)	(8,398,089)
Loss on early extinguishment of debt	—	(1,872,002)	(1,872,002)
Realized loss on derivatives	—	(139,979)	(139,979)
Unrealized gain (loss) on derivatives	(446,423)	87,496	(358,927)
Gain on sale of real property interests	236,906	—	236,906
Other income and expenses	(5,841,539)	(4,690,552)	(10,532,091)
Net income (loss)	$735,883	$(1,169,963)	$(434,080)

	Landmark	Pre-Acquisition
	Infrastructure	results of	Consolidated
	Partners LP	Acquired Assets	Results
Net cash provided by operating activities	$9,691,234	$2,530,741	$12,221,975
Net cash used in investing activities	(134,220,416)	—	(134,220,416)
Net cash provided by (used in) financing activities	126,202,542	(2,530,741)	123,671,801

The assets acquired and liabilities assumed are recorded at the historical cost of Landmark, as the Acquisitions from Landmark are deemed to be transactions between entities under common control with the statements of operations of the Partnership adjusted retroactively as if the Acquisitions occurred on the earliest date during which the Acquired Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the Acquisitions as if we owned the Acquired Assets as of the date acquired by Landmark for all periods presented.

The following tables present the results of operations, financial position and cash flows reflecting the effect of the Acquired Assets on pre-acquisition periods. The Landmark Infrastructure Partners LP (As Previously Reported February 26, 2015) column refers to periods previously filed within the Partnerships’ Form 10-K as filed on February 26, 2015. The Pre-acquisition results of the Acquired Assets include the adjustments to reflect the results of operations, financial position, and cash flows of the Acquired Assets prior to the acquisition date for the periods under common control.

Consolidated balance sheet as of December 31, 2014 giving effect to the Acquisitions:

	Landmark
	Infrastructure		Landmark
	Partners LP		Infrastructure
	(As Previously Reported	Pre-Acquisition	Partners LP
	February 26, 2015)	Acquired Assets	(As Currently Reported)
Assets
Land	$1,895,117	$5,314,816	$7,209,933
Real property interests	173,009,873	112,401,568	285,411,441
Total land and real property interests	174,904,990	117,716,384	292,621,374
Accumulated amortization of real property interest	(5,831,342)	(2,676,042)	(8,507,384)
Land and net real property interests	169,073,648	115,040,342	284,113,990
Investments in receivables, net	8,665,274	—	8,665,274
Cash and cash equivalents	311,108	—	311,108
Rent receivables, net	80,711	131,304	212,015
Due from Landmark and affiliates	659,722	—	659,722
Deferred loan cost, net	2,838,879	—	2,838,879
Deferred rent receivable	279,324	204,314	483,638
Other intangible assets, net	3,783,653	3,746,198	7,529,851
Other assets	399,222	—	399,222
Total assets	$186,091,541	$119,122,158	$305,213,699
Liabilities and equity
Revolving credit facility	$74,000,000	$—	$74,000,000
Secured debt facilities	—	68,300,791	68,300,791
Accounts payable and accrued liabilities	141,508	137,950	279,458
Other intangible liabilities, net	5,685,590	4,839,224	10,524,814
Prepaid rent	1,532,372	1,007,695	2,540,067
Derivative liabilities	289,808	87,496	377,304
Total liabilities	81,649,278	74,373,156	156,022,434
Commitments and contingencies
Equity	104,442,263	44,749,002	149,191,265
Total liabilities and equity	$186,091,541	$119,122,158	$305,213,699

Consolidated statement of operations for the year ended December 31, 2014 giving effect to the Acquisitions:

	Landmark
	Infrastructure		Landmark
	Partners LP	Pre-Acquisition	Infrastructure
	(As Previously Reported	results of	Partners LP
	February 26, 2015)	Acquired Assets	(As Currently Reported)
Revenue
Rental revenue	$13,489,430	$7,911,898	$21,401,328
Interest income on receivables	709,030	—	709,030
Total revenue	14,198,460	7,911,898	22,110,358
Expenses
Management fees to affiliate	362,495	279,655	642,150
Property operating	24,720	—	24,720
General and administrative	816,798	3,724	820,522
Acquisition-related	37,883	489,182	527,065
Amortization	3,497,552	1,885,119	5,382,671
Impairments	258,834	—	258,834
Total expenses	4,998,282	2,657,680	7,655,962
Other income and expenses
Interest expense	(4,984,054)	(2,847,793)	(7,831,847)
Loss on early extinguishment of debt	(2,905,259)	—	(2,905,259)
Realized loss on derivatives	(213,181)	—	(213,181)
Unrealized loss on derivatives	(552,268)	(91,213)	(643,481)
Other income and expenses	(8,654,762)	(2,939,006)	(11,593,768)
Net income	$545,416	$2,315,212	$2,860,628
Less: Net income attributable to Predecessor	3,243,764	2,315,212	5,558,976
Net loss attributable to partners	$(2,698,348)	$—	$(2,698,348)

Consolidated statement of operations for the year ended December 31, 2013 giving effect to the Acquisitions:

	Landmark
	Infrastructure		Landmark
	Partners LP	Pre-Acquisition	Infrastructure
	(As Previously Reported	results of	Partners LP
	February 26, 2015)	Acquired Assets	(As Currently Reported)
Revenue
Rental revenue	$11,870,153	$4,786,717	$16,656,870
Interest income on receivables	742,185	—	742,185
Total revenue	12,612,338	4,786,717	17,399,055
Expenses
Management fees to affiliate	370,625	174,283	544,908
Property operating	6,454	—	6,454
General and administrative	722,028	573	722,601
Acquisition-related	318,600	775,348	1,093,948
Amortization	3,227,303	1,236,821	4,464,124
Impairments	1,005,478	—	1,005,478
Total expenses	5,650,488	2,187,025	7,837,513
Other income and expenses
Interest expense	(3,840,359)	(1,566,394)	(5,406,753)
Unrealized gain on derivatives	1,279,176	213,865	1,493,041
Other income and expenses	(2,561,183)	(1,352,529)	(3,913,712)
Net income	$4,400,667	$1,247,163	$5,647,830

Consolidated summarized cash flows for the year ended December 31, 2014 giving effect to the Acquisitions:

	Landmark
	Infrastructure		Landmark
	Partners LP	Pre-Acquisition	Infrastructure
	(As Previously Reported	results of	Partners LP
	February 26, 2015)	Acquired Assets	(As Currently Reported)
Net cash provided by operating activities	$8,802,966	$4,773,388	$13,576,354
Net cash used in investing activities	(5,546,342)	—	(5,546,342)
Net cash used in financing activities	(3,982,843)	(4,773,388)	(8,756,231)

Consolidated summarized cash flows for the year ended December 31, 2013 giving effect to the Acquisitions:

	Landmark
	Infrastructure		Landmark
	Partners LP	Pre-Acquisition	Infrastructure
	(As Previously Reported	results of	Partners LP
	February 26, 2015)	Acquired Assets	(As Currently Reported)
Net cash provided by operating activities	$8,271,287	$2,894,163	$11,165,450
Net cash used in investing activities	(27,809,401)	—	(27,809,401)
Net cash used in financing activities	(4,672,696)	(2,894,163)	(7,566,859)

4. Real Property Interests

The following summarizes the Partnership’s real property interests:

	December 31,
	2015	2014
Land	$10,812,784	$7,209,933
Real property interests – perpetual	88,496,491	75,689,183
Real property interests – finite life	269,577,699	209,722,258
Total land and real property interests	368,886,974	292,621,374
Accumulated amortization of real property interests	(14,114,307)	(8,507,384)
Land and net real property interests	$354,772,667	$284,113,990

The Partnership completed the acquisitions as described in Notes 1 and 3. The Partnership paid total consideration of $268.2 million. The acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. The differences totaling $69.4 million between the total consideration of $268.2 million and the historical cost basis of $198.8 million were allocated to the General Partner. The Partnership finalized the purchase price allocations for the Acquisitions during the year ended December 31, 2015. As a result of additional information about facts and circumstances that existed at the Sponsor acquisition date related to the March 2015 and April 2015 acquisitions, the Partnership recorded changes for the final purchase price allocation in accordance with ASU 2015-16. During the year ended December 31, 2015, we recorded $30,183 of amortization of above- and below-market lease intangibles included as an increase to rental income for the year ended December 31, 2014 for the March 2015 and April 2015 acquisitions.

The following table summarizes final allocations for the Acquisitions of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Investments in real	In-place lease	Above-market	Below-market
Year	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2015(1)	$4,919,474	$76,267,203	$2,441,472	$2,518,355	$(4,030,559)	$82,115,945
2014(1)	2,539,191	34,661,756	1,039,341	597,279	(1,776,958)	37,060,609
2013(1)	2,125,176	70,745,611	2,232,413	427,999	(3,073,337)	72,457,862

(1)	Prior-period financial information retroactively adjusted for Acquisitions made under common control. See Note 1 and 3 for additional information.

The following unaudited pro forma consolidated results of operations assume that the Acquisitions were completed as of January 1, 2014. These unaudited pro forma results have been prepared for comparative purposes only.

	Year Ended December 31,
	2015	2014
Revenue	$30,943,021	$29,769,792
Net income	938,091	7,244,601
Net income per limited partner unit:
Common units – basic	$0.29	$0.23
Common units – diluted	0.27	0.23
Subordinated units – basic and diluted	0.22	0.23

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of December 31, 2015, are as follows:

2016	$6,231,786
2017	6,231,786
2018	6,229,193
2019	6,227,000
2020	6,227,000
Thereafter	224,316,627
Total	$255,463,392

The weighted average remaining amortization period for non‑perpetual real property interests is 49 and 50 years at December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, 21 of the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. During the year ended December 31, 2014, two of the Partnership’s real property interests were impaired as a result of a termination notice received and recognized impairment charges totaling $0.3 million. As a result of T-Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. The majority of the MetroPCS tenant sites where we have received termination notices have been vacated prior to December 31, 2015. As a result of all termination notices received and one property foreclosure, we determined that 21 real property interests were impaired and recognized impairment charges totaling $3.9 million during the year ended December 31, 2015. The remaining sites that were not impaired are being marketed for release. We believe the impact of past consolidation is already reflected in our occupancy rates. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

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

5. Other Intangible Assets and Liabilities

The following summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	December 31,
	2015	2014
Acquired in-place lease
Gross amount	$10,029,339	$7,640,351
Accumulated amortization	(2,552,596)	(1,437,382)
Net amount	$7,476,743	$6,202,969
Acquired above-market leases
Gross amount	$4,363,790	$1,963,504
Accumulated amortization	(1,109,312)	(636,622)
Net amount	$3,254,478	$1,326,882
Total other intangible assets, net	$10,731,221	$7,529,851
Acquired below-market leases
Gross amount	$(15,799,840)	$(12,659,658)
Accumulated amortization	3,798,747	2,134,844
Total other intangible liabilities, net	$(12,001,093)	$(10,524,814)

We recorded net amortization of above and below‑market lease intangibles of $1,231,666, $847,998 and $630,801 as an increase to rental revenue for the years ended December 31, 2015, 2014, and 2013, respectively. We recorded amortization of in‑place lease intangibles of $1,133,904,  $793,926 and $621,330 as amortization expense for the years ended December 31, 2015, 2014, and 2013, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2015 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2016	$1,032,228	556,169	(1,623,681)
2017	976,840	467,351	(1,577,276)
2018	940,354	352,821	(1,541,329)
2019	893,117	307,960	(1,496,267)
2020	845,221	246,896	(1,465,470)
Thereafter	2,788,983	1,323,281	(4,297,070)
Total	$7,476,743	$3,254,478	$(12,001,093)

6. Future Minimum Rents

At December 31, 2015, future minimum receipts from tenants on leases with non‑cancellable terms, including cancellable leases where the tenant is economically compelled to extend the lease term, for each of the next five years and thereafter are as follows:

2016	$3,486,319
2017	3,480,844
2018	3,399,038
2019	3,282,427
2020	3,248,570
Thereafter	27,173,780
Total	$44,070,978

7. Investments in Receivables

As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014 using a 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the July 21, 2015 acquisition, the Partnership acquired an additional investment in receivables that are recorded at the fair value at the acquisition date, using a discount rate of 8.65%. Interest income recognized on the receivables totaled $786,139,  $709,030, and  $742,185 during 2015, 2014, and 2013, respectively.

The following table reflects the activity in investments in receivables:

	Year Ended December 31,
	2015	2014
Investments in receivables – beginning	$8,665,274	$9,085,281
Acquisitions	130,200	—
Fair value adjustment	11,862	284,294
Impairments	—	(4,465)
Repayments	(694,867)	(751,735)
Interest accretion	24,398	51,899
Investments in receivables – ending	$8,136,867	$8,665,274

Annual amounts due as of December 31, 2015, are as follows:

2016	$1,441,091
2017	1,572,797
2018	1,389,465
2019	905,215
2020	884,230
Thereafter	8,950,807
Total	$15,143,605
Interest	$7,006,738
Principal	8,136,867
Total	$15,143,605

8. Debt

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

As of December 31, 2015, $233.0 million was outstanding and there was $17.0 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

The revolving credit facility requires monthly interest payments and the outstanding debt balance due upon maturity on November 19, 2019. Our revolving credit facility requires compliance with certain financial covenants. As of December 31, 2015, the Partnership was in compliance with all financial covenants.

For the years ended December 31, 2015, 2014 and 2013, the Partnership incurred interest expense of $8.4 million, $7.8 million and $5.4 million, respectively, and had interest payable of $294,132 and $181,855 at December 31, 2015 and 2014, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $1.4 million, $1.5 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Financial information has been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $2.8 million, $2.8 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.7 million, $0.7 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2014, the Fund E, Fund C and Fund F secured debt facilities had an outstanding balance of $29.7 million, $16.1 million and $25.0 million, respectively. In connection with the August 18, 2015 and November 19, 2015 acquisitions of Fund E, Fund C and Fund F, $29.2 million, $15.1 million and $24.5 million was used to repay the Acquired Funds’ secured indebtedness. At the time of acquisition, the unamortized balance of the deferred loan costs of $1.9 million related to the Acquired Funds’ secured debt facilities was recorded as a loss on extinguishment of debt.

9. Interest Rate Swap Agreements

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

Financial information has been retroactively adjusted to include the secured debt facilities and related interest rate swap agreements held by the Acquired Funds for periods prior to the acquisition by the Partnership. Effective February 4, 2014, Fund E entered into an interest rate swap agreement with a notional amount of $12,500,000 to fix the floating interest rate on borrowings under its secured debt facility period at an effective rate of 3.74%. The Fund E interest rate swap agreement was terminated in connection with the repayment of Fund E’s secured indebtedness as a result of the Partnership’s August 18, 2015 acquisition. Effective November 5, 2012, Fund C entered into an interest rate swap agreement with a notional amount of $13,240,301 to fix the floating interest rate on borrowings under its secured debt facility over a five-year period at an effective rate of 3.99%. Effective October 23, 2014, Fund F entered into an interest rate swap agreement with a notional amount of $17,489,457 to fix the floating interest rate on borrowings under its secured debt facility over a two-year period at an effective rate of 4.11%. The Acquired Funds’ interest rate swap agreements were terminated for a realized loss of $139,979 in connection with the repayment of the Acquired Funds’ secured indebtedness as a result of the Partnership’s August 18, 2015 and November 19, 2015 acquisitions.

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Notional	Fixed	Effective	Maturity	Fair Value Liability at December 31,
Value	Rate	Date	Date	2015	2014
$ 70,000,000	4.02%	12/24/2014	12/24/2018	$(645,464)	$(289,808)
25,000,000	3.79	4/13/2015	4/13/2019	(26,369)	—
50,000,000	4.24	10/1/2015	10/1/2022	(64,398)	—
12,500,000	3.74	2/4/2014	1/31/2016	—	(19,091)
13,240,301	3.99	11/5/2012	6/30/2017	—	(13,033)
17,489,457	4.11	10/23/2014	10/23/2016	—	(55,372)
				$(736,231)	$(377,304)

During the years ended December 31, 2015, 2014 and 2013, the Partnership recorded a loss of $358,927, a loss of $643,481 and a gain of $1,493,041, respectively, resulting from the change in fair value of the interest rate swap agreements which is reflected as an unrealized gain (loss) on derivatives on the consolidated and combined statements of operations. In connection with the formation transactions, the Contributing Landmark Funds terminated early Fund A and Fund D interest rate swaps. As a result of early termination, the Contributing Landmark Funds recognized a realized loss on interest rate swaps of $213,181.

The fair value of the interest rate swap agreement is derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreement. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at December 31, 2015. The following table summarizes the results of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 2014	12/24/2018	$326,945	$(1,677,298)	$1,304,697	$(2,637,378)
February 2015	4/13/2019	363,778	(430,317)	750,692	(806,436)
August 2015	10/1/2022	1,476,511	(1,681,793)	2,973,151	(3,302,944)

10. Unit-Based Compensation

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

Our Long‑Term Incentive Plan

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners LP 2014 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of equity-based awards. The purpose of the LTIP is to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to individuals providing services to the Partnership or the General Partner to encourage superior performance. The LTIP is also intended to enhance the ability of the Partnership and the General Partner to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and the General Partner and to encourage these individuals to devote their best efforts to advancing the business of the Partnership and the General Partner. The LTIP will initially limit the number of units that may be delivered pursuant to vested awards to 785,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events, with such amount increased annually on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024 by a number of Common Units equal to the least of (i) 1,570,000 Common Units, (ii) 2% of the total number of common and subordinated units outstanding on the last day of the immediately preceding calendar year and (iii) such smaller number of Common Units as determined by the board of directors of the General Partner. Common Units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations, or otherwise terminated without delivery of the Common Units will be available for delivery pursuant to other awards. We have granted 5,050 units under our LTIP as compensation to our Non-Employee Directors during the year ended December 31, 2015 and no other awards were granted to any of our executive officers in 2015.

11. Equity

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

In connection with the August 18, 2015 and November 19, 2015 acquisitions, the Partnership issued 4,112,429 common units representing limited partnership interests in it to the Acquired Funds as partial consideration for the transactions as described in Note 3, Acquisitions, which were then distributed to their respective members, including 512,275 common units to Landmark and affiliates, as part of the funds’ liquidation. The common units were issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.

As of December 31, 2015, Landmark and its affiliates own (a) our general partner; (b) 512,275 common units and 3,135,109 subordinated units in us and; (c) all of the incentive distribution rights.

The table below summarizes changes in the numbers of units outstanding from formation to December 31, 2015 (in units):

	Common	Subordinated	Total
Balance at December 31, 2013	—	—	—
Contribution of assets by the Contributing Landmark Funds	1,952,665	1,068,114	3,020,779
Initial public offering	2,750,000	—	2,750,000
Sale of subordinated units to Landmark	—	2,066,995	2,066,995
Balance at December 31, 2014	4,702,665	3,135,109	7,837,774
Issuance of units in connection with the May 2015 offering	3,000,000	—	3,000,000
Unit-based compensation awards	5,050	—	5,050
Issuance of units in connection with the Acquired Funds	4,112,429	—	4,112,429
Balance at December 31, 2015	11,820,144	3,135,109	14,955,253

On December 3, 2015, the Partnership filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on December 30, 2015. The registration statement allows the Partnership to issue common and preferred units from time to time up to an aggregate amount of $250 million.

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

The table below summarizes the quarterly distributions we have made:

Quarter Ended	Declaration Date	Distribution Date	Distribution Per Unit	Total Distribution
December 31, 2014 (1)	January 26, 2015	February 13, 2015	$0.1344	$1,053,533
March 31, 2015	April 23, 2015	May 14, 2015	$0.2975	$2,332,038
June 30, 2015	July 21, 2015	August 14, 2015	$0.3075	$3,334,168
September 30, 2015	October 22, 2015	November 13, 2015	$0.3175	$4,077,232
December 31, 2015 (2)	January 28, 2016	February 12, 2016	$0.3250	$4,863,655

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

(2)

On January 28, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3250 per unit, or $1.30 per unit on an annualized basis, for the quarter ended December 31, 2015. This distribution was paid on February 12, 2016 to unitholders of record as of February 8, 2016.

12. Net Income (Loss) Per Limited Partner Unit

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

As of December 31, 2015 there were no incentive distribution right amounts available for distribution to our general partner. Therefore, net income available to the limited partner units has not been reduced.

The calculation of net income (loss) per unit related to the Partnership for the year ended December 31, 2015 and 2014 is as follows:

	Year ended December 31,
	2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Net income (loss) attributable to limited partners:
Distribution declared	$10,692,847	$3,911,048	$632,174	$421,359
Undistributed net loss	(9,465,778)	(4,402,234)	(2,251,183)	(1,500,698)
Net income (loss) attributable to limited partners - basic	1,227,069	(491,186)	(1,619,009)	(1,079,339)
Net loss attributable to subordinated units	(491,186)	—	—	—
Net income (loss) attributable to limited partners - diluted	$735,883	$(491,186)	$(1,619,009)	$(1,079,339)

Weighted-average units outstanding:
Basic	7,557,615	3,135,109	4,702,665	3,135,109
Effect of diluted subordinated units	3,135,109	—	—	—
Diluted	10,692,724	3,135,109	4,702,665	3,135,109

Net income (loss) per limited partner unit:
Basic	$0.16	$(0.16)	$(0.34)	$(0.34)
Diluted (1)	0.07	(0.16)	(0.34)	(0.34)

(1)

Our partnership agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash. The diluted effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into common units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net income (loss) per unit for the year ended December 31, 2015, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of common units at the beginning of the period.

13. Fair Value of Financial Instruments

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	December 31,
	2015		2014
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$8,136,867	$8,217,630	$8,665,274	$8,665,274
Revolving credit facility	233,000,000	233,000,000	74,000,000	74,000,000
Secured debt facilities	—	—	70,782,005	70,782,005

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

For the years ended December 31, 2015 and 2014, the Partnership measured the following liabilities at fair value on a recurring basis:

	December 31,
	2015	2014
Derivative liabilities(1)	$736,231	$377,304

(1)

Fair value is calculated using level 2 inputs. Level 2 inputs are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

14. Related‑Party Transactions

General and Administrative Reimbursement

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under the omnibus agreement that we entered into at the closing of the IPO, we agree to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the year ended December 31, 2015 and 2014, Landmark reimbursed us $2,109,552 and $12,349, respectively, for expenses related to certain general and administrative services that exceeded the cap. As of December 31, 2015,  $644,512 is included within due from affiliates related to the fourth quarter general and administrative reimbursement from Landmark.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. As of December 31, 2015, we incurred $6,250 of license fees related to the AIF patent license agreement.

Right of First Offer

In connection with the IPO, the Remaining Landmark Funds have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. On August 18, 2015 and November 19, 2015, the Partnership completed ROFO acquisitions of 193,  72, and 136 tenant sites from Fund E, Fund C and Fund F for total consideration of $65.9 million, $30.3 million, and $44.5 million, respectively. See further discussion in Note 1 and 3 for additional information.

Management Fee

In accordance with the limited liability company agreements for each of the Contributing Landmark Funds, Fund C, Fund E and Fund F, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Management fees totaled $230,934,  $642,150, and $544,908 for the years ended December 31, 2015, 2014, and 2013, respectively. Upon execution of the omnibus agreement and completion of the closing of the IPO and the formation transactions, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our general partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of December 31, 2015, no such fees have been incurred.

Due from Affiliates

At December 31, 2015 and 2014, the General Partner and affiliates owed $2,205,853 and $659,722, respectively, to the Partnership for general and administrative reimbursement for the fourth quarter and rents received on their behalf.

15. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising, and renewable power generation, as of December 31, 2015 and 2014 and two reportable segments, wireless communication and outdoor advertising, as of December 31, 2013.

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

The reportable segments are strategic business units that offer different products and services. They are commonly managed as all three businesses require similar marketing and business strategies. Because our tenant lease arrangements are mostly effectively triple net, we evaluate our segments based on revenue. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

The statements of operations for the reportable segments are as follows:

For the year ended December 31, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$22,120,573	$4,674,595	$206,748	$—	$27,001,916
Interest income on receivables	786,139	—	—	—	786,139
Total revenue	22,906,712	4,674,595	206,748	—	27,788,055
Expenses
Management fees to affiliate	176,476	54,458	—	—	230,934
Property operating	23,543	3,466	—	—	27,009
General and administrative	—	—	—	2,923,116	2,923,116
Acquisition-related	1,661,925	61,372	6,957	1,956,344	3,686,598
Amortization	6,314,171	562,532	43,984	—	6,920,687
Impairments	3,425,825	475,875	—	—	3,901,700
Total expenses	11,601,940	1,157,703	50,941	4,879,460	17,690,044
Total other income and expenses	9,524	227,382	—	(10,768,997)	(10,532,091)
Net income (loss)	$11,314,296	$3,744,274	$155,807	$(15,648,457)	$(434,080)

For the year ended December 31, 2014:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$18,062,939	$3,323,131	$15,258	$—	$21,401,328
Interest income on receivables	709,030	—	—	—	709,030
Total revenue	18,771,969	3,323,131	15,258	—	22,110,358
Expenses
Management fees to affiliate	538,502	103,480	168	—	642,150
Property operating	9,637	15,083	—	—	24,720
General and administrative	39,003	9,633	—	771,886	820,522
Acquisition-related	421,337	99,278	6,450	—	527,065
Amortization	4,987,872	389,031	5,768	—	5,382,671
Impairments	258,834	—	—	—	258,834
Total expenses	6,255,185	616,505	12,386	771,886	7,655,962
Total other income and expenses	(40,619)	(10,038)	—	(11,543,111)	(11,593,768)
Net income (loss)	$12,476,165	$2,696,588	$2,872	$(12,314,997)	$2,860,628

For the year ended December 31, 2013:

	Wireless	Outdoor
	Communication	Advertising	Corporate	Total
Revenue
Rental revenue	$14,301,591	$2,355,279	$—	$16,656,870
Interest income on receivables	742,185	—	—	742,185
Total revenue	15,043,776	2,355,279	—	17,399,055
Expenses
Management fees to affiliate	467,437	77,471	—	544,908
Property operating	6,454	—	—	6,454
General and administrative	106,840	79,114	536,647	722,601
Acquisition-related	999,745	94,203	—	1,093,948
Amortization	4,224,127	239,997	—	4,464,124
Impairments	1,005,478	—	—	1,005,478
Total expenses	6,810,081	490,785	536,647	7,837,513
Total other income and expenses	(54,546)	(11,774)	(3,847,392)	(3,913,712)
Net income (loss)	$8,179,149	$1,852,720	$(4,384,039)	$5,647,830

The Partnership’s total assets by segment were:

	December 31,
	2015	2014
Segments
Wireless communication	$308,997,560	$254,632,901
Outdoor advertising	59,499,264	48,324,327
Renewable power generation	6,731,517	391,381
Corporate assets	8,528,139	1,865,090
Total assets	$383,756,480	$305,213,699

16. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

There has been significant consolidation in the wireless communication industry during 2013 and 2014 that has led to certain lease terminations. In 2013, T-Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless. The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. We believe the impact of past consolidation is already reflected in our occupancy rates. The termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

As of December 31, 2015, the Partnership had approximately $44.1 million of real property interest subject to subordination to lenders of the property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

17. Tenant Concentration

For the years ended December 31, 2015, 2014 and 2013, the Partnership had the following tenant revenue concentrations:

	Year Ended December 31,
Tenant	2015	2014	2013
T-Mobile	17.0%	18.3%	18.5%
Verizon	11.3%	15.0%	14.8%
Sprint	12.4%	13.1%	13.5%
AT&T Mobility	13.1%	12.3%	13.2%
Crown Castle	11.4%	12.2%	12.3%

Most tenants are subsidiaries of these companies but have been aggregated for purposes of showing revenue concentration. Financial information for these companies can be found at www.sec.gov.

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

18. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our wholly owned subsidiary Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. The difference between income tax expense recorded by us and income taxes computed by applying the statutory federal income tax rate (34 percent for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal and state income tax as described above.

Deferred income taxes are recorded on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Partnership routinely assesses its ability to realize its deferred tax assets. If the Partnership concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. As of December 31, 2015, the Partnership has a $0.2 million deferred tax liability primarily as a result of differences between book and tax bases of the contributed and purchased assets into Asset Opco. As of December 31, 2015 and 2014, we had no liability reported for unrecognized tax benefits. We did not have any significant interest or penalties related to income taxes during the years ended December 31, 2015, 2014, and 2013.

19. Supplemental Cash Flow Information

Noncash activities for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Purchase price for acquisition of real property interests included in due to Landmark and affiliates	$—	$—	$963,067
Capital contribution to fund general and administrative expense reimbursement	2,109,552	12,349	—
Contributions of real property interests by Landmark to the Predecessor	—	11,159,031	7,580,819
Fair value adjustment of investments in receivables	11,862	284,294	—

Cash flows related to interest paid was as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest	$6,782,667	$6,290,506	$4,260,877

20. Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2015 and 2014. The information includes the results of operations of our Predecessor from January 1, 2014 through November 19, 2014 and of Landmark Infrastructure Partners LP for the period beginning November 19, 2014, the date the IPO was completed, through December 31, 2015.

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$6,231,437	$6,644,773	$7,363,336	$7,548,509
Net income (loss)	(3,041,161)	1,310,596	(763,625)	2,060,110
Less: Net income (loss) attributable to Predecessor	(149,498)	201,980	(493,180)	(729,265)
Net income (loss) attributable to limited partners	(2,891,663)	1,108,616	(270,445)	2,789,375
Net income (loss) per limited partner unit:
Common units – basic	(0.37)	0.16	(0.01)	0.21
Common units – diluted	(0.37)	0.16	(0.01)	0.20
Subordinated units – basic and diluted	(0.37)	0.05	(0.06)	0.17
Cash distribution declared per unit	0.2975	0.3075	0.3175	0.3250

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$5,204,253	$5,368,255	$5,652,648	$5,885,202
Net income (loss)	1,921,006	876,515	2,569,821	(2,506,714)
Less: Net income attributable to Predecessor	1,921,006	876,515	2,569,821	191,634
Net loss attributable to limited partners	n/a	n/a	n/a	(2,698,348)
Net loss per limited partner unit
(basic and diluted):
Common units	n/a	n/a	n/a	(0.34)
Subordinated units	n/a	n/a	n/a	(0.34)
Cash distribution declared per unit	n/a	n/a	n/a	0.1344

Landmark Infrastructure Partners LP

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2015

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2015
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	improvements	Total	Land	improvements	Total	depreciation	Acquired
Wireless Communication	Mound House, NV	$—	$99,655	$—	$99,655	$99,655	$—	$99,655	$—	2012
Wireless Communication	Las Vegas, NV	—	536,086	—	536,086	536,086	—	536,086	—	2012
Wireless Communication	Tombstone, AZ	—	593,201	—	593,201	593,201	—	593,201	—	2012
Outdoor Advertising	Rosemont, IL	—	970,675	—	970,675	970,675	—	970,675	—	2013
Outdoor Advertising	Gary, IN	—	118,632	—	118,632	118,632	—	118,632	—	2013
Wireless Communication	Walnut Creek, CA	—	704,628	—	704,628	704,628	—	704,628	—	2013
Wireless Communication	Los Angeles, CA	—	331,241	—	331,241	331,241	—	331,241	—	2013
Outdoor Advertising	Largo, FL	—	168,256	—	168,256	168,256	—	168,256	—	2014
Outdoor Advertising	Grand Prairie, TX	—	300,467	—	300,467	300,467	—	300,467	—	2014
Outdoor Advertising	Terrell, TX	—	48,346	—	48,346	48,346	—	48,346	—	2014
Outdoor Advertising	Phoenix, AZ	—	320,896	—	320,896	320,896	—	320,896	—	2014
Outdoor Advertising	Houston, TX	—	258,181	—	258,181	258,181	—	258,181	—	2014
Outdoor Advertising	Saint Petersburg, FL	—	200,400	—	200,400	200,400	—	200,400	—	2014
Outdoor Advertising	Vadnais Heights, MN	—	389,618	—	389,618	389,618	—	389,618	—	2014
Outdoor Advertising	West Palm Beach, FL	—	321,763	—	321,763	321,763	—	321,763	—	2014
Wireless Communication	Orlando, FL	—	531,266	—	531,266	531,266	—	531,266	—	2014
Outdoor Advertising	Mary Esther, FL	—	21,675	—	21,675	21,675	—	21,675	—	2015
Renewable Power Generation	West Deptford, NJ	—	1,812,500	—	1,812,500	1,812,500	—	1,812,500	—	2015
Wireless Communication	Mary Esther, FL	—	261,914	—	261,914	261,914	—	261,914	—	2015
Wireless Communication	Milwaukee, WI	—	273,384	—	273,384	273,384	—	273,384	—	2015
Renewable Power Generation	West Chicago, IL	—	1,275,000	—	1,275,000	1,275,000	—	1,275,000	—	2015
Renewable Power Generation	Joliet, IL	—	1,275,000	—	1,275,000	1,275,000	—	1,275,000	—	2015
	Total	$—	$10,812,784	$—	$10,812,784	$10,812,784	$—	$10,812,784	$—