Form 10-Q
period 2016-03-31
Landmark Infrastructure Partners LP
filed 2016-05-05
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 11,875,804 common units and 3,135,109 subordinated units outstanding at April 29, 2016.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and combined Balance Sheets

	March 31, 2016	December 31, 2015
Assets
Land	$10,812,784	$10,812,784
Real property interests	356,622,999	358,074,190
Total land and real property interests	367,435,783	368,886,974
Accumulated amortization of real property interests	(15,773,223)	(14,114,307)
Land and net real property interests	351,662,560	354,772,667
Investments in receivables, net	7,969,458	8,136,867
Cash and cash equivalents	410,688	1,984,468
Rent receivables, net	894,115	952,427
Due from Landmark and affiliates	1,555,977	2,205,853
Deferred loan costs, net	3,030,585	3,089,894
Deferred rent receivable	702,938	676,134
Other intangible assets, net	10,260,466	10,731,221
Other assets	1,353,764	1,206,949
Total assets	$377,840,551	$383,756,480
Liabilities and equity
Revolving credit facility	$228,500,000	$233,000,000
Accounts payable and accrued liabilities	1,128,996	1,683,062
Other intangible liabilities, net	11,497,661	12,001,093
Prepaid rent	2,943,962	2,980,621
Derivative liabilities	3,784,347	736,231
Total liabilities	247,854,966	250,401,007
Commitments and contingencies (Note 14)
Equity	129,985,585	133,355,473
Total liabilities and equity	$377,840,551	$383,756,480

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

	Three months ended March 31,
	2016	2015*
Revenue
Rental revenue	$7,572,969	$6,024,127
Interest income on receivables	203,347	207,310
Total revenue	7,776,316	6,231,437
Expenses
Management fees to affiliate	—	76,080
Property operating	5,028	1,684
General and administrative	1,102,722	983,985
Acquisition-related	72,080	1,223,317
Amortization	2,002,284	1,538,380
Impairments	—	2,762,436
Total expenses	3,182,114	6,585,882
Other income and expenses
Interest expense	(2,347,491)	(1,886,720)
Unrealized loss on derivatives	(3,048,116)	(872,498)
Gain on sale of real property interests	373,779	72,502
Total other income and expenses	(5,021,828)	(2,686,716)
Net loss	$(427,626)	$(3,041,161)
Less: Net loss attributable to Predecessor	—	(149,498)
Net loss attributable to limited partners	$(427,626)	$(2,891,663)
Net loss per limited partner unit
Common units – basic	$(0.03)	$(0.37)
Common units – diluted	$(0.03)	$(0.37)
Subordinated units – basic and diluted	$(0.03)	$(0.37)
Weighted average limited partner units outstanding
Common units – basic	11,829,660	4,703,675
Common units – diluted	14,964,769	4,703,675
Subordinated units – basic and diluted	3,135,109	3,135,109
Cash distribution declared per unit	$0.3300	$0.2975

*Prior-period financial information has been retroactively adjusted for Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

	Landmark Infrastructure Partners LP*					Landmark Infrastructure
	Common	Subordinated	Common	Subordinated	General	Partners LP	Total
	Units	Units	Unitholders	Unitholder	Partner	Predecessor*	Equity*
Balance as of December 31, 2014	4,702,665	3,135,109	$74,683,957	$29,745,957	$12,349	$44,749,002	$149,191,265
Net income (loss) from Acquired Assets attributable to Predecessor	—	—	—	—	(310,764)	161,266	(149,498)
Net investment of Acquired Assets	—	—	—	—	(4,268,765)	133,092	(4,135,673)
Distributions	—	—	(632,174)	(421,358)	—	(710,246)	(1,763,778)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	692,872	—	692,872
Unit-based compensation	1,010	—	78,750	—	—	—	78,750
Net loss attributable to partners	—	—	(1,735,147)	(1,156,516)	—	—	(2,891,663)
Balance as of March 31, 2015	4,703,675	3,135,109	$72,395,386	$28,168,083	$(3,874,308)	$44,333,114	$141,022,275

Balance as of December 31, 2015	11,820,144	3,135,109	$179,045,366	$25,941,274	$(71,631,167)	$—	$133,355,473
Net investment of Acquired Assets	—	—	—	—	1,016,439	—	1,016,439
Distributions	—	—	(3,844,745)	(1,018,910)	—	—	(4,863,655)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	799,954	—	799,954
Unit-based compensation	9,840	—	105,000	—	—	—	105,000
Net loss attributable to partners	—	—	(334,626)	(93,000)	—	—	(427,626)
Balance as of March 31, 2016	11,829,984	3,135,109	$174,970,995	$24,829,364	$(69,814,774)	$—	$129,985,585

*Prior-period financial information has been retroactively adjusted for Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

	Three months ended March 31,
	2016	2015*
Operating activities
Net loss	$(427,626)	$(3,041,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unit-based compensation	105,000	78,750
Unrealized loss on derivatives	3,048,116	872,498
Amortization expense	2,002,284	1,538,380
Amortization of above- and below- market lease	(321,006)	(286,745)
Amortization of deferred loan costs	196,972	354,590
Receivables interest accretion	(18,772)	(15,381)
Impairments	—	2,762,436
Gain on sale of real property interests	(373,779)	(72,502)
Changes in operating assets and liabilities:
Rent receivables, net	58,312	(175,473)
Accounts payable and accrued liabilities	(554,066)	759,266
Deferred rent receivables	(26,804)	(61,400)
Prepaid rent	(36,659)	(109,894)
Due from Landmark and affiliates	805,318	699,639
Other assets	(146,815)	70,713
Net cash provided by operating activities	4,310,475	3,373,716
Investing activities
Acquisition of land	—	(2,934,456)
Acquisition of real property interests	—	(17,804,796)
Proceeds from sales of real property interests	1,789,448	127,514
Repayments of receivables	186,181	167,708
Net cash provided by (used in) investing activities	1,975,629	(20,444,030)
Financing activities
Proceeds from revolving credit facility	2,500,000	24,000,000
Proceeds from secured debt facilities	—	29,707,558
Principal payments on revolving credit facility	(7,000,000)	(1,000,000)
Principal payments on secured debt facilities	—	(30,001,073)
Deferred loan costs	(137,663)	(1,747)
Capital contribution to fund general and administrative expense reimbursement	644,512	—
Distributions to limited partners	(4,863,655)	(1,053,532)
Consideration received from (paid to) General Partner associated with Acquired Assets	996,922	(4,617,330)
Net cash provided by (used in) financing activities	(7,859,884)	17,033,876
Net decrease in cash and cash equivalents	(1,573,780)	(36,438)
Cash and cash equivalents at beginning of year	1,984,468	311,108
Cash and cash equivalents at end of year	$410,688	$274,670

*Prior-period financial information has been retroactively adjusted for Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to the Consolidated and Combined Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) as a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms for time periods prior to our IPO, refer to our predecessor for accounting purposes (our “Predecessor”) and for time periods subsequent to the IPO, refer to Landmark Infrastructure Partners LP.

The Partnership was formed to own a portfolio of primarily real property interests that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of March 31, 2016, Landmark owns (a) our general partner; (b) 283,686 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us and; (c) all of our incentive distribution rights.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During 2015, the Partnership completed eight drop-down acquisitions from our Sponsor and affiliates (the “Acquisitions” or “Acquired Assets”). The Acquisitions were deemed to be transactions between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Acquired Assets prior to the acquisition dates as part of the Predecessor. The differences between the cash consideration of each acquisition and the historical cost basis, were allocated to the General Partner. All intercompany transactions and account balances have been eliminated.

Our results of operations, cash flows, assets and liabilities consist of the consolidated Landmark Infrastructure Partners LP activities and balances with retroactive adjustments of the combined results of operations, cash flows, assets and liabilities of the Acquired Assets.

All financial information presented represents the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets as if the Acquisitions occurred on the earliest date during which the Acquired Assets were under common control. See further discussion in Note 3, Acquisitions for additional information.

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the ASC including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three months ended March 31, 2016 and 2015 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All references to tenant sites are unaudited.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The guidance simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Partnership does not expect the adoption of ASU No. 2016-09 to have an impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

3. Acquisitions

On March 4, 2015, Landmark Infrastructure Operating Company LLC (“OpCo”), a wholly-owned subsidiary of the Partnership, completed its acquisition of 81 tenant sites and related real property interests, consisting of 41 wireless communication, 39 outdoor advertising and one renewable power generation sites, from Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly-owned subsidiary of Landmark, in exchange for cash consideration of $25.2 million (the “First Quarter Acquisition”).  The purchase price was funded with $24.0 million of borrowings under the Partnership’s existing credit facility and available cash.

On April 8, 2015, OpCo completed an acquisition of 73 tenant sites and related real property interests, consisting of 45 wireless communication and 28 outdoor advertising sites, from HoldCo in exchange for cash consideration of $22.1 million (the “Second Quarter Acquisition”). The purchase price was funded with $21.5 million of borrowings under the Partnership’s existing credit facility and available cash.

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

On September 21, 2015, Opco completed an acquisition of 65 tenant sites and related real property interests, consisting of 50 wireless communication, 13 outdoor advertising and 2 renewable power generation sites, from HoldCo, in exchange for cash consideration of $20.3 million. The purchase price was funded with $20.0 million of borrowings under the Partnership’s existing credit facility and available cash. The July 21, 2015, August 18, 2015 and September 21, 2015 acquisitions are collectively referred to as the “Third Quarter Acquisitions.”

On November 19, 2015, the Partnership completed an acquisition of an entity owning 72 tenant sites and related real property interests, consisting of 67 wireless communication and 5 outdoor advertising sites, from Landmark Dividend Growth Fund-C LLC (“Fund C”), an affiliate of Landmark, in exchange for (i) 847,260 Common Units, valued at approximately $13.0 million, which was subsequently distributed to Fund C’s respective members, including 123,405 Common Units to Landmark, valued at approximately $1.9 million, as part of the fund’s liquidation, and (ii) cash consideration of approximately $17.3 million, of which $15.1 million was used to repay Fund C’s secured indebtedness and was funded with borrowings under the Partnership’s revolving credit facility.

On November 19, 2015, the Partnership completed an acquisition of 136 tenant sites and related real property interests, consisting of 99 wireless communication and 37 outdoor advertising sites, from Landmark Dividend Growth Fund-F LLC (“Fund F”), an affiliate of Landmark, in exchange for (i) 1,266,317 Common Units, valued at approximately $19.5 million, which was subsequently distributed to Fund F’s respective members, including 217,133 Common Units to Landmark, valued at approximately $3.3 million, as part of the fund’s liquidation and (ii) cash consideration of approximately $25.0 million, of which $24.5 million was used to repay Fund F’s secured indebtedness and was funded with borrowings under the Partnership’s revolving credit facility.

On December 18, 2015, the Partnership completed an acquisition of 41 tenant sites and related real property interests, consisting of 23 wireless communication, 16 outdoor advertising and 2 renewable power generation sites, from HoldCo, in exchange for cash consideration of $24.2 million. The purchase price was funded with $24.0 million of borrowings under the Partnership’s existing credit facility and available cash. The November 19, 2015 and December 18, 2015 acquisitions are collectively referred to as the “Fourth Quarter Acquisitions.”

The acquisitions described above in this Note 3 are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.” The August 18, 2015 and both November 19, 2015 acquisitions are collectively referred to as the “Acquired Funds.”

The assets and liabilities acquired are recorded at the historical cost of Landmark, as the Acquisitions from Landmark are deemed to be transactions between entities under common control with the statements of operations of the Partnership adjusted retroactively as if the Acquisitions occurred on the earliest date during which the Acquired Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets as of the date acquired by Landmark for all periods presented. The following tables present our results of operations and financial position reflecting the effect of the Acquisitions on pre-acquisition periods for the three months ended March 31, 2015.

Consolidated statement of operations for the three months ended March 31, 2015:

			Landmark	Pre-Acquisition
		Pre-Acquisition	Infrastructure	results of the	Landmark
	Landmark	results of the	Partners LP	Second, Third and	Infrastructure
	Infrastructure	First Quarter	(As Previously Reported	Fourth Quarter	Partners LP
	Partners LP	Acquisition	May 7, 2015)	Acquisitions	(As Currently Reported)
Revenue
Rental revenue	$3,616,429	$212,936	$3,829,365	$2,194,762	$6,024,127
Interest income on receivables	207,310	—	207,310	—	207,310
Total revenue	3,823,739	212,936	4,036,675	2,194,762	6,231,437
Expenses
Management fees to affiliate	—	—	—	76,080	76,080
Property operating	—	—	—	1,684	1,684
General and administrative	983,985	—	983,985	—	983,985
Acquisition-related	299,598	464,892	764,490	458,827	1,223,317
Amortization	956,343	58,808	1,015,151	523,229	1,538,380
Impairments	2,762,436	—	2,762,436	—	2,762,436
Total expenses	5,002,362	523,700	5,526,062	1,059,820	6,585,882
Other income and expenses	(1,713,040)	—	(1,713,040)	(973,676)	(2,686,716)
Net income (loss)	$(2,891,663)	$(310,764)	$(3,202,427)	$161,266	$(3,041,161)
Less: Net income (loss) attributable to Predecessor	—	(310,764)	(310,764)	161,266	(149,498)
Net loss attributable to partners	$(2,891,663)	$—	$(2,891,663)	$—	$(2,891,663)

Consolidated summarized cash flows for the three months ended March 31, 2015:

			Landmark	Pre-Acquisition
		Pre-Acquisition	Infrastructure	results of the	Landmark
	Landmark	results of the	Partners LP	Second, Third and	Infrastructure
	Infrastructure	First Quarter	(As Previously Reported	Fourth Quarter	Partners LP
	Partners LP	Acquisition	May 7, 2015)	Acquisitions	(As Currently Reported)
Net cash provided by (used in) operating activities	$2,926,875	$(265,151)	$2,661,724	$711,992	$3,373,716
Net cash used in investing activities	(20,444,030)	—	(20,444,030)	—	(20,444,030)
Net cash provided by (used in) financing activities	17,480,717	265,151	17,745,868	(711,992)	17,033,876

The Pre-Acquisition results of the First Quarter Acquisition include the retroactive adjustments to reflect the results of operations and cash flows of the First Quarter Acquisition prior to the acquisition date for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported May 7, 2015) column refers to periods previously filed within the Partnership’s Form 10-Q as filed on May 7, 2015. The Pre-Acquisition results of the Second Quarter Acquisition and the Third Quarter Acquisitions include the retroactive adjustments to reflect the results of operations and cash flows of the Second Quarter Acquisition and the Third Quarter Acquisitions prior to the acquisition dates for the periods under common control.

On April 20, 2016, the Partnership completed an acquisition of 3 tenant sites and related real property interests, consisting of one wireless communication and 2 renewable power generation sites, from HoldCo, in exchange for cash consideration of $6.3 million. The purchase price was funded with $6.3 million of borrowings under the Partnership’s existing credit facility.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	March 31, 2016	December 31, 2015
Land	$10,812,784	$10,812,784
Real property interests – perpetual	88,496,491	88,496,491
Real property interests – finite life	268,126,508	269,577,699
Total land and real property interests	367,435,783	368,886,974
Accumulated amortization of real property interests	(15,773,223)	(14,114,307)
Land and net real property interests	$351,662,560	$354,772,667

On March 22, 2016, the Partnership completed a sale of one wireless communication site to a third party in exchange for cash consideration of $0.8 million. We recognized a gain on sale of real property interest of $0.4 million during the three months ended March 31, 2016.

On March 30, 2016, the Partnership completed a sale of 12 wireless communication sites to Landmark, in exchange for cash consideration of $2.0 million. The assets were originally acquired by Landmark and dropped-down to the Partnership during the July 21, 2015 and September 21, 2015 acquisitions. Landmark repurchased the pool of assets at the same purchase price sold to the Partnership. As the transaction is between entities under common control, the difference between the cash consideration and the net book value of the assets is allocated to the General Partner and no gain or loss is recognized.

During 2015, the Partnership completed the Acquisitions as described in Note 3, Acquisitions. The Partnership paid total consideration of $268.2 million. The Acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. The differences totaling $69.4 million between the total consideration of $268.2 million and the historical cost basis of $198.8 million were allocated to the General Partner.

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

The following table summarizes the final allocation for the Acquisitions of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition by Landmark.

		Investments in real	In-place lease	Above-market	Below-market
Year	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2015(1)	$4,919,474	$76,267,203	$2,441,472	$2,518,355	$(4,030,559)	$82,115,945

(1)	Prior-period financial information retroactively adjusted for Acquisitions made under common control. See Note 3 for additional information.

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of March 31, 2016, are as follows:

2016 (nine months)	$5,073,036
2017	6,764,048
2018	6,580,186
2019	6,442,905
2020	6,349,541
Thereafter	221,143,569
Total	$252,353,285

The weighted average remaining amortization period for non‑perpetual real property interests is 49 years at March 31, 2016.

During the three months ended March 31, 2015, eleven of the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of March 31, 2016, the majority of the MetroPCS tenant sites where we have received termination notices have been vacated. During the three months ended March 31, 2015, we recognized impairment charges totaling $2.8 million. The carrying value of each real property interest was determined to have a fair value of zero with the remaining lease intangibles amortized over the remaining lease life.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	March 31, 2016	December 31, 2015
Acquired in-place lease
Gross amount	$9,985,315	$10,029,339
Accumulated amortization	(2,831,545)	(2,552,596)
Net amount	$7,153,770	$7,476,743
Acquired above-market leases
Gross amount	$4,363,790	$4,363,790
Accumulated amortization	(1,257,094)	(1,109,312)
Net amount	$3,106,696	$3,254,478
Total other intangible assets, net	$10,260,466	$10,731,221
Acquired below-market leases
Gross amount	$(15,762,296)	$(15,799,840)
Accumulated amortization	4,264,635	3,798,747
Total other intangible liabilities, net	$(11,497,661)	$(12,001,093)

We recorded net amortization of above‑ and below‑market lease intangibles of $321,006 and $286,745 as an increase to rental revenue for the three months ended March 31, 2016 and 2015, respectively. We recorded amortization of in‑place lease intangibles of $284,684 and $296,148 as amortization expense for the three months ended March 31, 2016 and 2015, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2016 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2016 (nine months)	$763,257	$408,388	$(1,204,573)
2017	969,916	467,351	(1,564,702)
2018	932,910	352,821	(1,528,756)
2019	885,413	307,960	(1,483,693)
2020	837,516	246,896	(1,452,896)
Thereafter	2,764,758	1,323,280	(4,263,041)
Total	$7,153,770	$3,106,696	$(11,497,661)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Predecessor to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the July 21, 2015 acquisition, the Partnership acquired an additional investment in receivables that are recorded at the fair value at the acquisition date, using a discount rate of 8.65%. Interest income recognized on the receivables totaled $203,347 and $207,310 for the three months ended March 31, 2016 and 2015, respectively.

The following table reflects the activity in investments in receivables:

	March 31, 2016	December 31, 2015
Investments in receivables – beginning	$8,136,867	$8,665,274
Acquisitions	—	130,200
Fair value adjustment	—	11,862
Repayments	(186,181)	(694,867)
Interest accretion	18,772	24,398
Investments in receivables – ending	$7,969,458	$8,136,867

Annual amounts due as of March 31, 2016, are as follows:

2016 (nine months)	$1,105,186
2017	1,572,797
2018	1,389,465
2019	905,215
2020	884,230
Thereafter	8,950,807
Total	$14,807,700
Interest	$6,838,242
Principal	7,969,458
Total	$14,807,700

7. Debt

At the closing of the IPO on November 19, 2014, we amended and restated the Predecessor’s secured debt facilities as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019 and will be available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On June 3, 2015, the Partnership exercised its option to increase the available commitments under its revolving credit facility for an additional $60.0 million, resulting in aggregate commitments of $250.0 million. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

As of March 31, 2016, $228.5 million was outstanding and there was $21.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 19, 2019.  Our revolving credit facility requires compliance with certain financial covenants. As of March 31, 2016, the Partnership was in compliance with all financial covenants.

The Partnership incurred interest expense of $2,347,491 and $1,886,720 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015 we had interest payable of $234,420 and $294,132, respectively. The Partnership recorded $196,972 and $354,590 of deferred loan costs amortization, which is included in interest expense, for the three months ended March 31, 2016 and 2015, respectively.

Prior-period information has been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $875,064 for the three months ended March 31, 2015. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $211,212 for the three months ended March 31, 2015.

8. Interest Rate Swap Agreements

On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility.

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Date	Notional	Fixed	Effective	Maturity	Fair Value Liability at
Entered	Value	Rate	Date	Date	March 31, 2016	December 31, 2015
December 24, 2014	$ 70,000,000	4.02%	12/24/2014	12/24/2018	$(1,432,831)	$(645,464)
February 5, 2015	25,000,000	3.79	4/13/2015	4/13/2019	(373,048)	(26,369)
August 24, 2015	50,000,000	4.24	10/1/2015	10/1/2022	(1,639,008)	(64,398)
March 23, 2016	50,000,000	4.17	12/24/2018	12/24/2021	(248,206)	—
March 31, 2016	20,000,000	4.06	12/24/2018	12/24/2021	(42,173)	—
March 31, 2016	25,000,000	4.13	4/13/2019	4/13/2022	(49,081)	—
					$(3,784,347)	$(736,231)

During the three months ended March 31, 2016 and 2015, the Partnership recorded a loss of $3,048,116 and $872,498, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized loss on derivative financial instruments on the consolidated and combined statements of operations.

Prior-period information has been retroactively adjusted to include an unrealized loss on derivative financial instruments related to the Acquired Funds’ interest rate swap agreements of $98,612 for the three months ended March 31, 2015. The Acquired Funds’ interest rate swap agreements were terminated in connection with the repayment of the Acquired Funds’ secured indebtedness as a result of the Partnership’s August 18, 2015 and both November 19, 2015 acquisitions.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at March 31, 2016. The following table summarizes the results of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$(556,949)	$(2,412,190)	$351,572	$(2,961,624)
February 5, 2015	4/13/2019	(16,660)	(761,565)	347,356	(1,006,812)
August 24, 2015	10/1/2022	(202,991)	(3,362,478)	1,297,822	(4,833,065)
March 23, 2016	12/24/2021	410,500	(1,058,688)	1,097,168	(1,929,925)
March 31, 2016	12/24/2021	224,650	(360,389)	498,044	(707,543)
March 31, 2016	4/13/2022	280,587	(448,168)	619,610	(873,359)

9. Equity

The table below summarizes changes in the number of units outstanding from December 31, 2014 through March 31, 2016 (in units):

	Common	Subordinated	Total
Balance at December 31, 2014	4,702,665	3,135,109	7,837,774
Unit-based compensation	1,010	—	1,010
Balance at March 31, 2015	4,703,675	3,135,109	7,838,784

Balance at December 31, 2015	11,820,144	3,135,109	14,955,253
Unit-based compensation	9,840	—	9,840
Balance at March 31, 2016	11,829,984	3,135,109	14,965,093

On May 20, 2015, the Partnership closed a public offering of an additional 3,000,000 Common Units at a price to the public of $16.75 per Common Unit, or $15.9125 per Common Unit net of the underwriter’s discount. We received net proceeds of $46.9 million after deducting the underwriter’s discount and offering expenses paid by us of $3.3 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

In connection with the August 18, 2015 and November 19, 2015 acquisitions, the Partnership issued 4,112,429 Common Units to the Acquired Funds as partial consideration for the transactions as described in Note 3, Acquisitions, which were then distributed to their respective members, including 512,275 Common Units to Landmark and affiliates, as part of the Acquired Fund’s respective liquidations. The Common Units were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

On December 3, 2015, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on December 30, 2015 and permits us to issue and sell common and preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $250.0 million.

On February 16, 2016, the Partnership entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million.  There were no Common Units issued during the three months ended March 31, 2016 under our ATM Agreement.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. On April 15, 2016, the Partnership completed an acquisition of one wireless communication tenant site in exchange for 45,820 Common Units, valued at approximately $0.7 million, under the existing S-4 acquisition shelf.

On April 4, 2016, the Partnership completed a public offering of $20.0 million 8.00% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $18.8 million after deducting underwriters’ discounts and offering expenses paid by us of $1.2 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

Distributions on the Series A Preferred Units are cumulative from the date of original issuance and will be payable quarterly in arrears on the 15th day of January, April, July and October of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series A Preferred Units will be paid on July 15, 2016 in an amount equal to $0.5611 per unit. Distributions on the Series A Preferred Units will accumulate at a rate of 8.00% per annum per $25.00 stated liquidation preference per Series A Preferred Unit. In connection with the closing of the preferred equity offering, on April 4, 2016, the Partnership executed the Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (the “Partnership Agreement”) for the purpose of updating the form of Partnership Agreement and defining the preferences, rights, powers and duties of holders of preferred units.

Our Partnership Agreement provides that, during the subordination period, the Common Units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per Common Unit, which amount is defined in our Partnership Agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the Common Units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters. Furthermore, no arrearages will accrue or be payable on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the Common Units.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Distribution Date	Distribution Per Unit	Total Distribution
March 31, 2015	April 23, 2015	May 14, 2015	$0.2975	$2,332,038
June 30, 2015	July 21, 2015	August 14, 2015	0.3075	3,334,168
September 30, 2015	October 22, 2015	November 13, 2015	0.3175	4,077,232
December 31, 2015	January 28, 2016	February 12, 2016	0.3250	4,863,655
March 31, 2016	April 20, 2016	May 13, 2016	0.3300	4,953,601

10. Net Loss Per Limited Partner Unit

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

Net loss per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net loss, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net loss per unit includes the effects of potentially dilutive units on our common and subordinated units. Net loss related to the Acquired Assets prior to the Partnership’s acquisition dates of each transaction is allocated to the General Partner.

As of March 31, 2016, the General Partner was not entitled to receive any incentive distributions based on current distributions. Therefore, net income available to the limited partner units has not been reduced.

The calculation of net loss per unit for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Net loss attributable to limited partners:
Distribution declared	$3,919,015	$1,034,586	$1,399,343	$932,695
Undistributed net loss	(4,253,641)	(1,127,586)	(3,134,490)	(2,089,211)
Net loss attributable to limited partners - basic	(334,626)	(93,000)	(1,735,147)	(1,156,516)
Net loss attributable to subordinated units	(93,000)	—	—	—
Net loss attributable to limited partners - diluted	$(427,626)	$(93,000)	$(1,735,147)	$(1,156,516)

Weighted-average units outstanding:
Basic	11,829,660	3,135,109	4,703,675	3,135,109
Effect of diluted subordinated units	3,135,109	—	—	—
Diluted	14,964,769	3,135,109	4,703,675	3,135,109

Net loss per limited partner unit:
Basic	$(0.03)	$(0.03)	$(0.37)	$(0.37)
Diluted (1)	$(0.03)	$(0.03)	$(0.37)	$(0.37)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the three months ended March 31, 2016, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	March 31, 2016		December 31, 2015
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$7,969,458	$8,048,721	$8,136,867	$8,217,630
Revolving credit facility	228,500,000	228,500,000	233,000,000	233,000,000

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

As of March 31, 2016 and December 31, 2015, the Partnership measured the following assets and liabilities at fair value on a recurring basis:

	March 31, 2016	December 31, 2015
Derivative Liabilities(1)	$3,784,347	$736,231

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. For the three months ended March 31, 2016 and 2015, Landmark reimbursed us $799,954 and $692,872, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. During the three months ended March 31, 2016, we incurred $12,500 of license fees related to the AIF patent license agreement.

Right of First Offer

In connection with the IPO, certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. On August 18, 2015 and November 19, 2015, the Partnership completed ROFO acquisitions of 193, 72 and 136 tenant sites from Fund E, Fund C and Fund F, respectively, for total consideration of $65.9 million, $30.3 million, and $44.5 million, respectively. See further discussion in Note 3, Acquisitions for additional information.

Management Fee

In accordance with the limited liability company agreements for each of the Acquired Funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the three months ending March 31, 2015, financial information has been retroactively adjusted to include management fees of $76,080, incurred by the Acquired Funds during the period prior to the acquisition by the Partnership.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of March 31, 2016, no such fees have been incurred.

Due from Affiliates

At March 31, 2016 and December 31, 2015, the General Partner and its affiliates owed $1,555,977 and $2,205,853, respectively, to the Partnership for general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the three months ended March 31, 2016:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,073,881	$1,350,487	$148,601	$—	$7,572,969
Interest income on receivables	203,347	—	—	—	203,347
Total revenue	6,277,228	1,350,487	148,601	—	7,776,316
Expenses
Property operating	5,028	—	—	—	5,028
General and administrative	—	—	—	1,102,722	1,102,722
Acquisition-related	—	—	—	72,080	72,080
Amortization	1,794,971	189,111	18,202	—	2,002,284
Total expenses	1,799,999	189,111	18,202	1,174,802	3,182,114
Total other income and expenses	373,779	—	—	(5,395,607)	(5,021,828)
Net income (loss)	$4,851,008	$1,161,376	$130,399	$(6,570,409)	$(427,626)

For the three months ended March 31, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$4,972,995	$1,041,192	$9,940	$—	$6,024,127
Interest income on receivables	207,310	—	—	—	207,310
Total revenue	5,180,305	1,041,192	9,940	—	6,231,437
Expenses
Management fees to affiliate	57,645	18,435	—	—	76,080
Property operating	1,684	—	—	—	1,684
General and administrative	—	—	—	983,985	983,985
Acquisition-related	902,594	21,126	—	299,597	1,223,317
Amortization	1,405,622	129,449	3,309	—	1,538,380
Impairments	2,762,436	—	—	—	2,762,436
Total expenses	5,129,981	169,010	3,309	1,283,582	6,585,882
Total other income and expenses	—	72,502	—	(2,759,218)	(2,686,716)
Net income (loss)	$50,324	$944,684	$6,631	$(4,042,800)	$(3,041,161)

The Partnership’s total assets by segment were:

	March 31, 2016	December 31, 2015
Segments
Wireless communication	$305,958,376	$308,997,560
Outdoor advertising	59,285,459	59,499,264
Renewable power generation	6,625,319	6,731,517
Corporate assets	5,971,397	8,528,139
Total assets	$377,840,551	$383,756,480

14. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

There has been significant consolidation in the wireless communication industry over the last several years that has led to certain lease terminations. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless.  The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. We believe the impact of past consolidation is already reflected in our occupancy rates. The termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

As of March 31, 2016, the Partnership had approximately $42.8 million of real property interest subject to subordination to lenders of the property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

15. Tenant Concentration

For the three months ended March 31, 2016 and 2015, the Partnership had the following tenant revenue concentrations:

	Three Months Ended March 31,
Tenant	2016	2015
T-Mobile	15.9%	17.5%
Verizon	11.4%	11.4%
Sprint	12.0%	13.6%
AT&T Mobility	12.5%	12.5%
Crown Castle	11.3%	11.8%

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

16. Supplemental Cash Flow Information

Noncash activities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Capital contribution to fund general and administrative expense reimbursement	$799,954	$692,872

Cash flows related to interest paid was as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$2,210,231	$1,473,343

17. Subsequent Events

On April 20, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.33 per unit, or $1.32 per unit on an annualized basis, for the quarter ended March 31, 2016. This distribution is payable on May 13, 2016 to unitholders of record as of May 3, 2016.

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

The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated and combined financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated and combined financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

 Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2015 and other factors noted in this Quarterly Report on Form 10-Q could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of March 31, 2016, we had a 97% occupancy rate with 1,405 of our 1,443 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been significant consolidation in the wireless communication industry over the last several years that has led to certain lease terminations. In 2013, T‑Mobile acquired MetroPCS and Sprint acquired the remaining interest in Clearwire, and in 2014 AT&T acquired Leap Wireless. As a result of T-Mobile’s acquisition of MetroPCS (completed in 2013), in 2015 we received termination notices related to 23 MetroPCS tenant sites, two of which were subsequently rescinded. The majority of the MetroPCS sites where we have received termination notices have been vacated. We believe the impact of past consolidation is already reflected in our occupancy rates. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During 2015, Landmark acquired real property interests underlying 277 tenant sites that were subsequently included in drop-down acquisitions by the Partnership. The acquisitions were deemed to be transactions between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark.

During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of 761 tenant sites and related real property interests from the Sponsor and affiliates in exchange for total consideration of $268.2 million. Included in the 761 tenant sites acquired by the Partnership in 2015, 401 of these tenant sites were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-C LLC (“Fund C”), Landmark Dividend Growth Fund-E LLC (“Fund E”) and Landmark Dividend Growth Fund-F LLC (“Fund F” and together with Fund C and Fund E, the “Acquired Funds”) for total consideration of $140.7 million. All of the acquisitions described above are collectively referred to as the “Acquisitions,” and the acquired assets in the Acquisitions are collectively referred to as the “Acquired Assets.” The Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

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

General and Administrative Expenses

Under the Partnership’s Second Amended and Rested Agreement of Limited Partnership dated April 4, 2016 (the “Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement with Landmark (“Omnibus Agreement”), our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the Acquired Funds. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the Omnibus Agreement.

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

The assets and liabilities acquired during the year ended December 31, 2015 are recorded at the historical cost of Landmark, as the drop-down acquisitions are transactions between entities under common control, our statements of operations of the Partnership are adjusted retroactively as if the transaction occurred on the earliest date during which the entities were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position and cash flows of the Acquired Assets as if we owned the Acquired Assets as of the date acquired by Landmark for all periods presented.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated and combined financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2016.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the year ended December 31, 2015. As of March 31, 2016 and 2015, we had 1,443 and 1,251 available tenant sites with 1,405 and 1,241 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership:

	Three Months Ended March 31,
	2016	2015	Change
Revenue
Rental revenue	$7,572,969	$6,024,127	$1,548,842
Interest income on receivables	203,347	207,310	(3,963)
Total revenue	7,776,316	6,231,437	1,544,879
Expenses
Management fees to affiliate	—	76,080	(76,080)
Property operating	5,028	1,684	3,344
General and administrative	1,102,722	983,985	118,737
Acquisition-related	72,080	1,223,317	(1,151,237)
Amortization	2,002,284	1,538,380	463,904
Impairments	—	2,762,436	(2,762,436)
Total expenses	3,182,114	6,585,882	(3,403,768)
Other income and expenses
Interest expense	(2,347,491)	(1,886,720)	(460,771)
Unrealized loss on derivatives	(3,048,116)	(872,498)	(2,175,618)
Gain on sale of real property interests	373,779	72,502	301,277
Total other income and expenses	(5,021,828)	(2,686,716)	(2,335,112)
Net income (loss)	$(427,626)	$(3,041,161)	$2,613,535

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Rental Revenue

Rental revenue increased $1,548,842, $1,209,125 of which was due to the greater number of assets in the portfolio during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $6,073,881, $1,350,487, and $148,601, or 80%, 18%, and 2% of total rental revenue, respectively, during the three months ended March 31, 2016, compared to $4,972,995, $1,041,192, and $9,940, or 83%, 17%, and less than 1% of total rental revenue, respectively, during the three months ended March 31, 2015. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 97%, 98%, and 100%, respectively, at March 31, 2016 compared to 98%, 100%, and 100%, respectively, at March 31, 2015. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,759, $1,405, and $4,533, respectively, during the three months ended March 31, 2016 compared to $1,684, $1,230, and $959, respectively, during the three months ended March 31, 2015.

Interest Income on Receivables

Interest income on receivables decreased $3,963 due to the amortization of the principal balance. As a result of the transfer of investments in receivables from the Contributing Landmark Funds to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014. As a result of the July 21, 2015 acquisition, the Partnership acquired an additional investment in receivables that was valued at $142,062 as of the acquisition date. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication segment.

Management Fees to Affiliate

Management fees to affiliates decreased $76,080 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to $76,080 of management fees to affiliates that are associated with the Acquired Funds. Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Acquired Funds’ assets was terminated in connection with the Partnership’s acquisition of the Acquired Funds. Pursuant to the terms of our Omnibus Agreement, the Partnership instead reimburses Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $118,737 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to an increase in additional accounting, tax and legal related expenses. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the three months ended March 31, 2016 and 2015, Landmark reimbursed us $799,954 and $692,872, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses decreased $1,151,237 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of the acquisitions made under common control from Landmark and affiliates, which requires the prior periods retroactively adjusted to furnish comparative information. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. As such, the three months ended March 31, 2015 acquisition-related expenses includes retroactive adjustments of $923,719 associated with the Acquired Assets.

Amortization

Amortization expense increased $463,904 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of having 1,443 tenant sites as of March 31, 2016 compared to 1,251 tenant sites as of March 31, 2015. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 contributing to a full period of amortization.

Impairments

Impairments decreased $2,762,436 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to lease terminations in our wireless communication segment during the three months ended March 31, 2015. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of March 31, 2016, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of past consolidation is already reflected in our occupancy rates.

Interest Expense

Interest expense increased $460,771 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to the increase in average outstanding balance under our revolving credit facility during the three months ended March 31, 2016 compared to the average outstanding balances under our revolving credit facility and the secured debt facilities for the three months ended March 31, 2015. As all the acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $875,064 related to the Acquired Funds’ secured debt facility for the three months ended March 31, 2015. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $211,212 for the three months ended March 31, 2015.

On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility.

Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. These contracts were adjusted to fair value at each period end. The unrealized loss recorded for the three months ended March 31, 2016 and 2015 reflects the change in fair value of these contracts during those periods.

Gain on Sale of Real Property Interests

During the three months ended March 31, 2016, we recognized a gain on the sale of real property interest of $373,779 related to the sale of one wireless communication site. During the three months ended March 31, 2015, we recognized a gain on the sale of real property interest of $72,502 related to one tenant site lost to eminent domain proceeding.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income:

	Three Months Ended March 31,
	2016	2015*
Net cash provided by operating activities	$4,310,475	$3,373,716
Unit-based compensation	(105,000)	(78,750)
Unrealized loss on derivatives	(3,048,116)	(872,498)
Amortization expense	(2,002,284)	(1,538,380)
Amortization of above- and below-market rents, net	321,006	286,745
Amortization of deferred loan costs	(196,972)	(354,590)
Receivables interest accretion	18,772	15,381
Impairments	—	(2,762,436)
Gain on sale of real property interests	373,779	72,502
Working capital changes	(99,286)	(1,182,851)
Net loss	$(427,626)	$(3,041,161)
Interest expense	2,347,491	1,886,720
Amortization expense	2,002,284	1,538,380
EBITDA	$3,922,149	$383,939
Impairments	—	2,762,436
Acquisition-related	72,080	1,223,317
Unrealized loss on derivatives	3,048,116	872,498
Gain on sale of real property interests	(373,779)	(72,502)
Unit-based compensation	105,000	78,750
Straight line rent adjustments	(26,804)	(61,400)
Amortization of above- and below-market rents, net	(321,006)	(286,745)
Deemed capital contribution due to cap on general and administrative expense reimbursement	799,954	692,872
Adjusted EBITDA	$7,225,710	$5,593,165
Less: Predecessor Adjusted EBITDA	—	(2,192,720)
Adjusted EBITDA applicable to limited partners	$7,225,710	$3,400,445
Less: Cash interest expense	(2,150,519)	(868,278)
Distributable cash flow	$5,075,191	$2,532,167

* Prior-period financial information has been retroactively adjusted for Acquisitions made under common control. See Note 3 to the Consolidated and Combined Financial Statements.

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

We intend to pay at least a quarterly distribution of $0.33 per unit per quarter, which equates to approximately $5.0 million per quarter, or $19.8 million per year in the aggregate, based on the number of common and subordinated units outstanding as of March 31, 2016. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement.

The table below summarizes the quarterly distribution related to our financial results:

	Distribution	Total Cash	Distribution
Quarter Ended	Per Unit	Distribution	Date
March 31, 2015	$0.2975	$2,332,038	May 14, 2015
June 30, 2015	0.3075	3,334,168	August 14, 2015
September 30, 2015	0.3175	4,077,232	November 13, 2015
December 31, 2015	0.3250	4,863,655	February 12, 2016
March 31, 2016 (1)	0.3300	4,953,601	May 13, 2016

(1)

On April 20, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.33 per unit, or $1.32 per unit on an annualized basis, for the quarter ended March 31, 2016.  This distribution is payable on May 13, 2016 to unitholders of record as of May 3, 2016.

As of March 31, 2016, we had $228.5 million of outstanding indebtedness, and we had approximately $21.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility. In connection with the closing of our preferred equity offering on April 4, 2016, we used the cash proceeds, as described below, and available cash to repay a portion of the borrowings under our revolving credit facility. As of April 7, 2016, we had $208.5 million of outstanding indebtedness and approximately $41.5 million of undrawn borrowing capacity.

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

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$4,310,475	$3,373,716
Net cash provided by (used in) investing activities	1,975,629	(20,444,030)
Net cash provided by (used in) financing activities	(7,859,884)	17,033,876

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Net cash provided by operating activities.  Net cash provided by operating activities increased $936,759 to $4,310,475 for the three months ended March 31, 2016 compared to $3,373,716 for the three months ended March 31, 2015. The increase is primarily attributable to the increase in rental revenue related to the Acquired Assets.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $1,975,629 for the three months ended March 31, 2016 compared to net cash used in investing activities of $20,444,030 for the three months ended March 31, 2015. The cash used in 2015 was due to the cash used to acquire 72 tenant sites during the three months ended March 31, 2016 compared to the cash received for the sale of 13 tenant sites during the three months ended March 31, 2016.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $7,859,884 for the three months ended March 31, 2016 compared to net cash provided by financing activities of $17,033,876 for the three months ended March 31, 2015. The cash used in financing activities is primarily attributable to a net reduction of borrowings of $4,500,000 during the three months ended March 31, 2016 compared to a net increase in borrowing of $22,706,485 during the three months ended March 31, 2015. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark.

Revolving Credit Facility

At the closing of the IPO, we amended and restated the existing secured debt facilities of Fund A and Fund D as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019, and is available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On June 3, 2015, the Partnership exercised its option to increase the available commitments under its revolving credit facility for an additional $60.0 million, resulting in aggregate commitments of $250.0 million. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, is pledged as collateral under our revolving credit facility.

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

As of March 31, 2016, we had approximately $228.5 million of outstanding indebtedness and approximately $21.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility. The Partnership was also in compliance with all covenants under its revolving credit facility at March 31, 2016.

Shelf Registrations

On December 3, 2015, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on December 30, 2015 and permits us to issue and sell common and preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $250.0 million.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities.

At-the-Market Offering of Common Units

On February 16, 2016, the Partnership entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million.  We intend to use the net proceeds from any sales pursuant to the ATM Agreement for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. There were no Common Units issued during the three months ended March 31, 2016 under our ATM Agreement.

Preferred Equity Offering

On April 4, 2016, the Partnership completed a public offering of $20.0 million 8.00% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $18.8 million after deducting the underwriters’ discounts and offering expenses paid by us of $1.2 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

The initial distribution on the Series A Preferred Units will be paid on July 15, 2016 in an amount equal to $0.5611 per unit. Distributions on the Series A Preferred Units will accumulate at a rate of 8.00% per annum per $25.00 stated liquidation preference per Series A Preferred Unit.

In connection with the closing of the preferred equity offering, on April 4, 2016, the Partnership executed the Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP for the purpose of updating the form of Partnership Agreement and defining the preferences, rights, powers and duties of holders of preferred units.

Off Balance Sheet Arrangements

As of March 31, 2016, we do not have any off balance sheet arrangements.

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

As of March 31, 2016, our revolving credit facility had an outstanding balance of $228.5 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of March 31, 2016, we have hedged $145.0 million through interest rate swap agreements. If LIBOR were to increase by 50 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flow by approximately $0.4 million annually. If LIBOR were to decrease by 44 basis points to zero, the decrease in interest expense on our pro forma variable rate debt would be approximately $0.4 million annually.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. In addition, under our Omnibus Agreement, Landmark will indemnify us for liabilities relating to litigation matters attributable to the ownership of the contributed assets prior to the closing of the IPO. In addition, pursuant to the terms of the various agreements under which we have acquired assets from Landmark since the IPO, Landmark will indemnify us for certain losses resulting from any breach of their representations, warranties or covenants contained in the various agreements, subject to certain limitations and survival periods.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

Exhibit number	Description
1.1

At-the-Market Issuance Sales Agreement, dated as of February 16, 2016, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Operating Company LLC and FBR Capital Markets & Co., MLV & Co. LLC and Janney Montgomery Scott LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 16, 2016).

1.2

Underwriting Agreement dated March 30, 2016 among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Operating Company LLC and RBC Capital Markets, LLC, and FBR Capital Markets & Co., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2016).

3.1	Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 4, 2016).
31.1*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
31.2*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.
32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 5, 2016.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer