Form 10-Q
period 2016-06-30
Landmark Infrastructure Partners LP
filed 2016-08-02
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 12,155,154 common units and 3,135,109 subordinated units outstanding at July 29, 2016.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and combined Balance Sheets

	June 30, 2016	December 31, 2015*
Assets
Land	$12,041,723	$12,041,723
Real property interests	358,803,767	358,074,190
Total land and real property interests	370,845,490	370,115,913
Accumulated amortization of real property interests	(17,757,074)	(14,114,307)
Land and net real property interests	353,088,416	356,001,606
Investments in receivables, net	11,970,843	12,135,786
Cash and cash equivalents	5,730,294	1,984,468
Restricted cash	955,000	—
Rent receivables, net	1,032,605	952,427
Due from Landmark and affiliates	1,198,779	2,205,853
Deferred loan costs, net	2,715,749	3,089,894
Deferred rent receivable	749,960	675,769
Other intangible assets, net	9,938,233	10,752,238
Other assets	233,341	1,206,949
Total assets	$387,613,220	$389,004,990
Liabilities and equity
Revolving credit facility	$106,000,000	$233,000,000
Secured Notes, net	112,641,184	—
Accounts payable and accrued liabilities	2,940,586	1,683,062
Other intangible liabilities, net	11,166,736	12,001,093
Prepaid rent	2,929,239	2,980,621
Derivative liabilities	5,587,087	736,231
Total liabilities	241,264,832	250,401,007
Commitments and contingencies (Note 14)
Equity
Series A cumulative redeemable preferred units, 800,000 and zero units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	17,832,324	—
Common units, 12,066,101 and 11,820,144 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	174,260,628	179,045,366
Subordinated units, 3,135,109 units issued and outstanding	23,700,724	25,941,274
Landmark Infrastructure Partners Predecessor	—	5,248,510
General Partner	(69,445,288)	(71,631,167)
Total equity	146,348,388	138,603,983
Total liabilities and equity	$387,613,220	$389,004,990

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015*	2016	2015*
Revenue
Rental revenue	$7,597,490	$6,447,809	$15,198,224	$12,471,935
Interest income on receivables	249,187	196,966	531,587	404,276
Total revenue	7,846,677	6,644,775	15,729,811	12,876,211
Expenses
Management fees to affiliate	—	75,672	—	151,752
Property operating	67,028	10,098	72,055	11,782
General and administrative	1,041,870	661,004	2,144,591	1,644,989
Acquisition-related	262,885	731,665	334,965	1,954,982
Amortization	2,239,712	1,717,840	4,244,868	3,256,222
Impairments	—	514,300	—	3,276,736
Total expenses	3,611,495	3,710,579	6,796,479	10,296,463
Other income and expenses
Interest expense	(2,367,026)	(2,045,883)	(4,714,516)	(3,932,603)
Unrealized gain (loss) on derivatives	(1,802,739)	412,760	(4,850,856)	(459,737)
Gain on sale of real property interests	—	9,524	373,779	82,026
Total other income and expenses	(4,169,765)	(1,623,599)	(9,191,593)	(4,310,314)
Net income (loss)	65,417	1,310,597	(258,261)	(1,730,566)
Less: Net income attributable to Predecessor	37,644	201,981	141,593	52,481
Net income (loss) attributable to limited partners	27,773	1,108,616	(399,854)	(1,783,047)
Less: Distributions declared to preferred unitholders	(382,222)	—	(382,222)	—
Less: General partner's incentive distribution rights	(5,059)	—	(5,059)	—
Net income (loss) attributable to common and subordinated unitholders	$(359,508)	$1,108,616	$(787,135)	$(1,783,047)
Net income (loss) per common and subordinated unit
Common units – basic	$(0.02)	$0.16	$(0.05)	$(0.16)
Common units – diluted	$(0.02)	$0.16	$(0.05)	$(0.16)
Subordinated units – basic and diluted	$(0.03)	$0.05	$(0.06)	$(0.30)
Weighted average common and subordinated units outstanding
Common units – basic	11,914,525	6,090,688	11,872,092	5,401,007
Common units – diluted	15,049,634	6,090,688	15,007,201	5,401,007
Subordinated units – basic and diluted	3,135,109	3,135,109	3,135,109	3,135,109
Cash distributions declared per common and subordinated unit	$0.3325	$0.3075	$0.6625	$0.6050

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

	Landmark Infrastructure Partners LP*							Landmark
								Infrastructure
	Common	Subordinated	Preferred	Common	Subordinated	Preferred	General	Partners LP	Total
	Units	Units	Units	Unitholders	Unitholder	Unitholder	Partner	Predecessor*	Equity*
Balance as of December 31, 2014	4,702,665	3,135,109	—	$74,683,957	$29,745,957	$—	$12,349	$44,749,002	$149,191,265
Net income from Drop-down Assets attributable to Predecessor	—	—	—	—	—	—	52,481	—	52,481
Net investment of Drop-down Assets	—	—	—	—	—	—	(9,519,686)	10,237,511	717,825
Distributions	—	—	—	(2,031,518)	(1,354,053)	—	—	—	(3,385,571)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	1,173,925	—	1,173,925
Issuance of Common Units, net	3,000,000	—	—	46,942,876	—	—	—	—	46,942,876
Unit-based compensation	5,050	—	—	87,500	—	—	—	—	87,500
Net loss attributable to partners	—	—	—	(837,979)	(945,068)	—	—	—	(1,783,047)
Balance as of June 30, 2015	7,707,715	3,135,109	—	$118,844,836	$27,446,836	$—	$(8,280,931)	$54,986,513	$192,997,254

Balance as of December 31, 2015	11,820,144	3,135,109	—	$179,045,366	$25,941,274	$—	$(71,631,167)	$5,248,510	$138,603,983
Net income from Drop-down Assets attributable to Predecessor	—	—	—	—	—	—	141,593	—	141,593
Net investment of Drop-down Assets	—	—	—	—	—	—	420,257	(5,248,510)	(4,828,253)
Issuance of Series A Preferred Units, net	—	—	800,000	—	—	17,832,324	—	—	17,832,324
Issuance of Common Units, net	236,117	—	—	3,474,104	—	—	—	—	3,474,104
Distributions	—	—	—	(7,763,761)	(2,053,496)	(382,222)	—	—	(10,199,479)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	1,618,970	—	1,618,970
Unit-based compensation	9,840	—	—	105,000	—	—	—	—	105,000
Net income (loss) attributable to partners	—	—	—	(600,081)	(187,054)	382,222	5,059	—	(399,854)
Balance as of June 30, 2016	12,066,101	3,135,109	800,000	$174,260,628	$23,700,724	$17,832,324	$(69,445,288)	$—	$146,348,388

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

	Six months ended June 30,
	2016	2015*
Operating activities
Net loss	$(258,261)	$(1,730,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unit-based compensation	105,000	87,500
Unrealized loss on derivatives	4,850,856	459,737
Amortization expense	4,244,868	3,256,222
Amortization of above- and below- market lease	(587,688)	(580,342)
Amortization of deferred loan costs	427,159	722,908
Amortization of discount on Secured Notes	144	—
Receivables interest accretion	(22,962)	(19,166)
Impairments	—	3,276,736
Gain on sale of real property interests	(373,779)	(82,026)
Changes in operating assets and liabilities:
Rent receivables, net	(80,178)	(235,270)
Accounts payable and accrued liabilities	(500,207)	1,087,357
Deferred rent receivables	(74,191)	(139,218)
Prepaid rent	(51,382)	108,178
Due from Landmark and affiliates	1,715,593	(172,633)
Other assets	973,608	183,616
Net cash provided by operating activities	10,368,580	6,223,033
Investing activities
Acquisition of land	(1,228,939)	(3,324,549)
Acquisition of real property interests	(466,890)	(33,994,051)
Proceeds from sales of real property interests	1,789,448	223,487
Acquisition of receivables	(4,211,278)	—
Repayments of receivables	400,264	327,059
Net cash used in investing activities	(3,717,395)	(36,768,054)
Financing activities
Proceeds from the issuance of Common Units, net	2,001,608	46,942,876
Proceeds from the issuance of Series A Preferred Units, net	18,367,906	—
Proceeds from revolving credit facility	12,300,000	47,400,000
Proceeds from secured debt facilities	—	59,291,925
Proceeds from the issuance of Secured Notes	116,582,709	—
Principal payments on revolving credit facility	(139,300,000)	(49,200,000)
Principal payments on secured debt facilities	—	(60,488,953)
Deferred loan costs	(3,286,426)	(581,339)
Changes in restricted cash	(955,000)	—
Capital contribution to fund general and administrative expense reimbursement	799,954	692,872
Distributions to limited partners	(9,817,257)	(3,385,571)
Consideration received from (paid to) General Partner associated with Drop-down Acquisitions	401,147	(10,036,005)
Net cash provided by (used in) financing activities	(2,905,359)	30,635,805
Net increase in cash and cash equivalents	3,745,826	90,784
Cash and cash equivalents at beginning of the period	1,984,468	311,108
Cash and cash equivalents at end of the period	$5,730,294	$401,892

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of June 30, 2016, Landmark owns (a) our general partner; (b) 228,589 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us; and (c) all of our incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During the six months ended June 30, 2016 and for the year ended December 31, 2015, the Partnership completed one and eight drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions were deemed to be transactions between entities under common control, which requires that the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Drop-down Assets prior to the acquisition dates as part of the Predecessor. The differences between the cash consideration of each acquisition and the historical cost basis were allocated to the General Partner. All intercompany transactions and account balances have been eliminated.

Our results of operations, cash flows, assets and liabilities consist of the consolidated Landmark Infrastructure Partners LP activities and balances with retroactive adjustments of the combined results of operations, cash flows, assets and liabilities of the Drop-down Assets.

All financial information presented represents the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Drop-down Assets as if the Drop-down Acquisitions occurred on the earliest date during which the Drop-down Assets were under common control. See further discussion in Note 3, Acquisitions for additional information.

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the ASC including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and six months ended June 30, 2016 and 2015 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All references to tenant sites are unaudited.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU No. 2016-13”). The ASU sets forth a current expected credit loss model which requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach.  The Partnership is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

3. Acquisitions

On March 4, 2015, the Partnership completed its acquisition of 81 tenant sites and related real property interests, consisting of 41 wireless communication, 39 outdoor advertising and one renewable power generation sites, from Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly-owned subsidiary of Landmark, in exchange for cash consideration of $25.2 million (the “First Quarter Acquisition”).  The purchase price was funded with $24.0 million of borrowings under the Partnership’s existing credit facility and available cash.

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

On August 18, 2015, the Partnership completed an acquisition of an entity owning 193 tenant sites and related real property interests, consisting of 135 wireless communication, 57 outdoor advertising and 1 renewable power generation sites, from Landmark Dividend Growth Fund-E LLC (“Fund E”), an affiliate of Landmark, in exchange for (i) 1,998,852 Common Units, valued at approximately $31.0 million, which was subsequently distributed to Fund E’s respective members, including 171,737 Common Units to Landmark, as part of the fund’s liquidation, and (ii) cash consideration of approximately $34.9 million, of which $29.2 million was used to repay Fund E’s secured indebtedness and was funded with borrowings under the Partnership’s revolving credit facility.

On September 21, 2015, the Partnership completed an acquisition of 65 tenant sites and related real property interests, consisting of 50 wireless communication, 13 outdoor advertising and 2 renewable power generation sites, from HoldCo, in exchange for cash consideration of $20.3 million. The purchase price was funded with $20.0 million of borrowings under the Partnership’s existing credit facility and available cash.

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

On April 20, 2016, the Partnership completed an acquisition of 2 tenant sites and related real property interests and 1 investment in receivable, consisting of 1 wireless communication and 2 renewable power generation sites, from HoldCo, in exchange for cash consideration of $6.3 million. The purchase price was funded with $6.3 million of borrowings under the Partnership’s existing credit facility.

The acquisitions from Landmark and affiliates described above in this Note 3 are collectively referred to as the “Drop-down Acquisitions,” and the acquired assets in the Drop-down Acquisitions are collectively referred to as the “Drop-down Assets.” The August 18, 2015 and both November 19, 2015 acquisitions are collectively referred to as the “Acquired Funds.”

On June 30, 2016, the Partnership acquired directly from third parties 2 wireless communication tenant sites located in Australia in exchange for $0.1 million. Additionally, during the three and six months ended June 30, 2016, the Partnership completed direct third party acquisitions of 3 wireless communication tenant sites in exchange for 104,968 Common Units, valued at approximately $1.6 million, pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program”). The acquisitions made under the Unit Exchange Program are collectively referred to as the “Unit Exchange Acquisitions.”

The assets and liabilities acquired from Landmark and affiliates are recorded at the historical cost of Landmark, as the Drop-down Acquisitions are deemed to be transactions between entities under common control with the statements of operations of the Partnership adjusted retroactively as if the Drop-down Acquisitions occurred on the earliest date during which the Drop-down Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the Drop-down Assets as if we owned the Drop-down Assets as of the date acquired by Landmark for all periods presented. The following tables present our results of operations and financial position reflecting the effect of the Drop-down Acquisitions on pre-acquisition periods.

Consolidated statement of operations for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016			Six months ended June 30, 2016
		Pre-Acquisition			Pre-Acquisition
	Landmark	results of the		Landmark	results of the
	Infrastructure	Drop-down	Consolidated	Infrastructure	Drop-down	Consolidated
	Partners LP	Acquisitions	Results	Partners LP	Acquisitions	Results
Revenue
Rental revenue	$7,587,502	$9,988	$7,597,490	$15,160,471	$37,753	$15,198,224
Interest income on receivables	220,815	28,372	249,187	424,160	107,427	531,587
Total revenue	7,808,317	38,360	7,846,677	15,584,631	145,180	15,729,811
Expenses
Property operating	67,028	—	67,028	72,055	—	72,055
General and administrative	1,041,870	—	1,041,870	2,144,591	—	2,144,591
Acquisition-related	262,885	—	262,885	334,965	—	334,965
Amortization	2,238,996	716	2,239,712	4,241,281	3,587	4,244,868
Total expenses	3,610,779	716	3,611,495	6,792,892	3,587	6,796,479
Other income and expenses	(4,169,765)	—	(4,169,765)	(9,191,593)	—	(9,191,593)
Net income (loss)	$27,773	$37,644	$65,417	$(399,854)	$141,593	$(258,261)

Consolidated statement of operations for the three months ended June 30, 2015:

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	First and	Partners LP	Post Second	Partners LP
	Infrastructure	Second Quarter	(As Previously Reported	Quarter	(As Currently
	Partners LP	Acquisitions	August 6, 2015)	Acquisitions	Reported)
Revenue
Rental revenue	$4,205,286	$24,485	$4,229,771	$2,218,038	$6,447,809
Interest income on receivables	194,544	—	194,544	2,422	196,966
Total revenue	4,399,830	24,485	4,424,315	2,220,460	6,644,775
Expenses
Management fees to affiliate	—	—	—	75,672	75,672
Property operating	8,894	—	8,894	1,204	10,098
General and administrative	651,071	—	651,071	9,933	661,004
Acquisition-related	173,755	—	173,755	557,910	731,665
Amortization	1,185,645	9,130	1,194,775	523,065	1,717,840
Impairments	514,300	—	514,300	—	514,300
Total expenses	2,533,665	9,130	2,542,795	1,167,784	3,710,579
Other income and expenses	(757,549)	—	(757,549)	(866,050)	(1,623,599)
Net income	$1,108,616	$15,355	$1,123,971	$186,626	$1,310,597

Consolidated statement of operations for the six months ended June 30, 2015:

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	First and	Partners LP	Post Second	Partners LP
	Infrastructure	Second Quarter	(As Previously Reported	Quarter	(As Currently
	Partners LP	Acquisitions	August 6, 2015)	Acquisitions	Reported)
Revenue
Rental revenue	$7,821,715	$370,148	$8,191,863	$4,280,072	$12,471,935
Interest income on receivables	401,854	—	401,854	2,422	404,276
Total revenue	8,223,569	370,148	8,593,717	4,282,494	12,876,211
Expenses
Management fees to affiliate	—	—	—	151,752	151,752
Property operating	8,894	—	8,894	2,888	11,782
General and administrative	1,635,056	—	1,635,056	9,933	1,644,989
Acquisition-related	473,353	893,719	1,367,072	587,910	1,954,982
Amortization	2,141,988	119,762	2,261,750	994,472	3,256,222
Impairments	3,276,736	—	3,276,736	—	3,276,736
Total expenses	7,536,027	1,013,481	8,549,508	1,746,955	10,296,463
Other income and expenses	(2,470,589)	—	(2,470,589)	(1,839,725)	(4,310,314)
Net income (loss)	$(1,783,047)	$(643,333)	$(2,426,380)	$695,814	$(1,730,566)

Balance Sheet as of December 31, 2015:

	Landmark
	Infrastructure	Pre-Acquisition	Landmark
	Partners LP	results of the	Infrastructure
	(As Previously Reported	Drop-down	Partners LP
	February 16, 2016)	Acquisitions	(As Currently Reported)
Assets
Land	$10,812,784	$1,228,939	$12,041,723
Real property interests	358,074,190	—	358,074,190
Total land and real property interests	368,886,974	1,228,939	370,115,913
Accumulated amortization of real property interest	(14,114,307)	—	(14,114,307)
Land and net real property interests	354,772,667	1,228,939	356,001,606
Investments in receivables, net	8,136,867	3,998,919	12,135,786
Cash and cash equivalents	1,984,468	—	1,984,468
Rent receivables, net	952,427	—	952,427
Due from Landmark and affiliates	2,205,853	—	2,205,853
Deferred loan cost, net	3,089,894	—	3,089,894
Deferred rent receivable	676,134	(365)	675,769
Other intangible assets, net	10,731,221	21,017	10,752,238
Other assets	1,206,949	—	1,206,949
Total assets	$383,756,480	$5,248,510	$389,004,990
Liabilities and equity
Revolving credit facility	$233,000,000	$—	$233,000,000
Accounts payable and accrued liabilities	1,683,062	—	1,683,062
Other intangible liabilities, net	12,001,093	—	12,001,093
Prepaid rent	2,980,621	—	2,980,621
Derivative liabilities	736,231	—	736,231
Total liabilities	250,401,007	—	250,401,007
Commitments and contingencies
Equity	133,355,473	5,248,510	138,603,983
Total liabilities and equity	$383,756,480	$5,248,510	$389,004,990

Consolidated summarized cash flows for the six months ended June 30, 2016:

		Pre-Acquisition
	Landmark	results of the
	Infrastructure	Drop-down	Consolidated
	Partners LP	Acquisitions	Results
Net cash provided by operating activities	$10,243,521	$125,059	$10,368,580
Net cash used in investing activities	(3,717,395)	—	(3,717,395)
Net cash used in financing activities	(2,780,300)	(125,059)	(2,905,359)

Consolidated summarized cash flows for the six months ended June 30, 2015:

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	First and	Partners LP	Post Second	Partners LP
	Infrastructure	Second Quarter	(As Previously Reported	Quarter	(As Currently
	Partners LP	Acquisitions	August 6, 2015)	Acquisitions	Reported)
Net cash provided by (used in) operating activities	$4,924,657	$(550,379)	$4,374,278	$1,848,755	$6,223,033
Net cash used in investing activities	(36,768,054)	—	(36,768,054)	—	(36,768,054)
Net cash provided by (used in) financing activities	31,934,181	550,379	32,484,560	(1,848,755)	30,635,805

The Pre-Acquisition results of the First and Second Quarter Acquisitions include the retroactive adjustments to reflect the results of operations and cash flows of the March 4, 2015 and April 8, 2015 acquisitions prior to the acquisition date for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported August 6, 2015) column refers to periods previously filed within the Partnership’s Form 10-Q as filed on August 6, 2015. The Pre-Acquisition results of the Post Second Quarter Acquisitions include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-Down Acquisitions subsequent to the April 8, 2015 acquisition prior to the acquisition dates for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported February 16, 2016) column refers to period previously filed within the Partnership’s Form 10-K as filed on February 16, 2016.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	June 30, 2016	December 31, 2015
Land	$12,041,723	$12,041,723
Real property interests – perpetual	88,290,114	88,496,491
Real property interests – finite life	270,513,653	269,577,699
Total land and real property interests	370,845,490	370,115,913
Accumulated amortization of real property interests	(17,757,074)	(14,114,307)
Land and net real property interests	$353,088,416	$356,001,606

On March 22, 2016, the Partnership completed a sale of one wireless communication site to a third party in exchange for cash consideration of $0.8 million. We recognized a gain on sale of real property interest of $0.4 million upon completion of the sale.

On March 30, 2016, the Partnership completed a sale of 12 wireless communication sites to Landmark, in exchange for cash consideration of $2.0 million. The assets were originally acquired by Landmark and sold to the Partnership during the July 21, 2015 and September 21, 2015 acquisitions. Landmark repurchased the pool of assets at the same purchase price sold to the Partnership. As the transaction is between entities under common control, the difference between the cash consideration and the net book value of the assets is allocated to the General Partner and no gain or loss is recognized.

During the three and six months ended June 30, 2016, the Partnership completed the acquisitions as described in Note 3, Acquisitions, and paid total consideration of $8.0 million. During 2015, the Partnership completed the acquisitions as described in Note 3, Acquisitions and paid total consideration of $268.2 million. The Drop-down Acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. During the six months ended June 30, 2016 the differences totaling $0.5 million between the total consideration of $8.0 million and the historical cost basis of $7.5 million were allocated to the General Partner.  During 2015 the differences totaling $69.4 million between the total consideration of $268.2 million and the historical cost basis of $198.8 million were allocated to the General Partner.

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

The following table summarizes the preliminary allocation for the Partnership’s 2016 acquisitions and final allocation for the Partnership’s 2015 acquisitions of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition by Landmark.

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2016	$1,228,939	$2,126,767	$74,644	$—	$(73,859)	$3,356,491
2015(1)	6,148,413	76,267,203	2,462,533	2,518,355	(4,030,559)	83,365,945

(1)	Prior-period financial information retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of June 30, 2016, are as follows:

2016 (six months)	$3,681,007
2017	7,362,013
2018	7,096,700
2019	6,852,916
2020	6,662,743
Thereafter	221,101,200
Total	$252,756,579

The weighted average remaining amortization period for non‑perpetual real property interests is 49 years at June 30, 2016.

During the three and six months ended June 30, 2015, two and thirteen, respectively, the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of June 30, 2016, the majority of the MetroPCS tenant sites where we have received termination notices have been vacated. There was no impairment during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we recognized impairment charges totaling $0.5 million and $3.3 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero with the remaining lease intangibles amortized over the remaining lease life.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	June 30, 2016	December 31, 2015
Acquired in-place lease
Gross amount	$10,059,959	$10,050,400
Accumulated amortization	(3,090,320)	(2,552,640)
Net amount	$6,969,639	$7,497,760
Acquired above-market leases
Gross amount	$4,363,790	$4,363,790
Accumulated amortization	(1,395,196)	(1,109,312)
Net amount	$2,968,594	$3,254,478
Total other intangible assets, net	$9,938,233	$10,752,238
Acquired below-market leases
Gross amount	$(15,836,155)	$(15,799,840)
Accumulated amortization	4,669,419	3,798,747
Total other intangible liabilities, net	$(11,166,736)	$(12,001,093)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.3 million and $0.6 million as an increase to rental revenue for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.6 million as an increase to rental revenue for the three and six months ended June 30, 2015, respectively. We recorded amortization of in‑place lease intangibles of $0.3 million and $0.5 million as amortization expense for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.6 million as amortization expense for the three and six months ended June 30, 2015, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2016 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2016 (six months)	$509,380	$270,285	$(804,405)
2017	976,327	467,351	(1,572,088)
2018	939,321	352,821	(1,536,141)
2019	891,824	307,960	(1,491,079)
2020	843,927	246,896	(1,460,282)
Thereafter	2,808,860	1,323,281	(4,302,741)
Total	$6,969,639	$2,968,594	$(11,166,736)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Predecessor to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the April 20, 2016 and July 21, 2015 acquisitions, the Partnership acquired additional investments in receivables that are recorded at the fair value at the acquisition date, using a discount rate of 8.65%.

Interest income recognized on the receivables totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

The following table reflects the activity in investments in receivables:

	June 30, 2016	December 31, 2015
Investments in receivables – beginning	$12,135,786	$8,665,274
Acquisitions	—	4,130,200
Fair value adjustment	212,359	11,862
Repayments	(400,264)	(695,948)
Interest accretion	22,962	24,398
Investments in receivables – ending	$11,970,843	$12,135,786

Annual amounts due as of June 30, 2016, are as follows:

2016 (six months)	$952,976
2017	1,976,916
2018	1,798,004
2019	1,317,446
2020	1,300,584
Thereafter	15,709,303
Total	$23,055,229
Interest	$11,084,386
Principal	11,970,843
Total	$23,055,229

7. Debt

The following table summarizes the Partnership’s debt:

		Maturity	Outstanding Balance
	Principal	Date	June 30, 2016	December 31, 2015
Revolving credit facility	$250,000,000	November 19, 2019	$106,000,000	$233,000,000

Series 2016-1 Class A	91,500,000	June 1, 2021	91,500,000	—
Series 2016-1 Class B	25,100,000	June 1, 2021	25,100,000	—
Secured Notes	116,600,000		116,600,000	—
Discount on Secured Notes			(17,148)	—
Deferred loan costs			(3,941,668)	—
Secured Notes, net			$112,641,184	$—

Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, after‑acquired real property, and other customary exclusions, are pledged (or secured by mortgages), as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity.  As of June 30, 2016, there was $144.0 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of June 30, 2016, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

On June 16, 2016, the Partnership completed a securitization transaction (the “Securitization”) involving 629 tenant sites and related real property interests (the “Secured Tenant Site Assets”) owned by certain unrestricted special purpose subsidiaries of the Partnership (the “Obligors”), through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B (collectively, the “Secured Notes”), in an aggregate principal amount of $116.6 million. The net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B Notes are subordinated in right of payment to the Class A Notes. The Secured Notes were issued at a discount of $17,292, which will be accreted and recognized to interest expense over the term of the Secured Notes. The Class A and Class B Secured Notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively.

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the Obligors, and (3) the rights of the Obligors under a management agreement. Amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets. The Partnership is required to make monthly payments of principal and interest on Class A Notes based on a 30-year amortization period and monthly payments of interest only on Class B Notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A Notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021. If the DSCR, or debt service coverage ratio, generally calculated as the ratio of annualized net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees that we will be required to pay over the succeeding twelve payment dates, is 1.30 to 1.0 or less for one calendar month (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make certain other payments required under the Indenture, referred to as Excess Cash Flow, will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released unless and until the debt service coverage ratio exceeds the Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period” commences if, as of the end of any calendar month, the debt service coverage ratio falls below 1.15 to 1.0 (the “Minimum DSCR”)

and will continue to exist until the debt service coverage ratio exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period, excess cash flow is applied to repay the Secured Notes.

The Secured Notes have an anticipated repayment date of June 15, 2021 and a final repayment date of July 15, 2046. The Secured Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. Except in certain limited circumstances described in the Indenture, prepayments (other than scheduled amortization payments) made more than twelve months prior to the anticipated repayment date of the Secured Notes are required to be accompanied by the applicable prepayment consideration. If the Secured Notes have not been paid in full upon the anticipated repayment date, additional interest will begin to accrue on the outstanding principal balance of the Secured Notes and such notes will begin to amortize on a monthly basis based on excess cash flows from the Secured Tenant Site Assets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the Obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the Guarantor and the Obligors were amended to contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. As of June 30, 2016, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of June 30, 2016, are as follows:

2016 (six months)	$582,600
2017	1,746,600
2018	2,913,000
2019	4,083,000
2020	5,249,400
Thereafter	102,025,400
Total	$116,600,000

The Partnership incurred interest expense of $2.4 million and $4.7 million for the three and six months ended June 30, 2016, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015 we had interest payable of $0.3 million and $0.3 million, respectively. The Partnership recorded $0.2 million and $0.4 million of deferred loan costs amortization, which is included in interest expense, for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

Prior-period information has been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $0.9 million and $1.8 million for the three and six months ended June 30, 2015. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.2 million and $0.4 million for the three and six months ended June 30, 2015.

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

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Date	Notional	Fixed	Effective	Maturity	Fair Value Liability at
Entered	Value	Rate	Date	Date	June 30, 2016	December 31, 2015
December 24, 2014	$ 70,000,000	4.02%	12/24/2014	12/24/2018	$(1,589,585)	$(645,464)
February 5, 2015	25,000,000	3.79	4/13/2015	4/13/2019	(464,482)	(26,369)
August 24, 2015	50,000,000	4.24	10/1/2015	10/1/2022	(2,315,764)	(64,398)
March 23, 2016	50,000,000	4.17	12/24/2018	12/24/2021	(708,101)	—
March 31, 2016	20,000,000	4.06	12/24/2018	12/24/2021	(225,867)	—
March 31, 2016	25,000,000	4.13	4/13/2019	4/13/2022	(283,288)	—
					$(5,587,087)	$(736,231)

During the three and six months ended June 30, 2016, the Partnership recorded a loss of $1.8 million and $4.9 million, respectively, and for the three and six months ended June 30, 2015, the Partnership recorded a gain of $0.4 million and a loss of $0.5 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated and combined statements of operations.

Prior-period information has been retroactively adjusted to include an unrealized gain on derivative financial instruments related to the Acquired Funds’ interest rate swap agreements of $15,598 for the three months ended June 30, 2015 and an unrealized loss on derivative financial instruments of $83,013 for the six months ended June 30, 2015. The Acquired Funds’ interest rate swap agreements were terminated in connection with the repayment of the Acquired Funds’ secured indebtedness as a result of the Partnership’s August 18, 2015 and both November 19, 2015 acquisitions.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at June 30, 2016. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$(798,543)	$(2,480,317)	$28,972	$(2,687,634)
February 5, 2015	4/13/2019	(138,905)	(823,369)	197,020	(924,635)
August 24, 2015	10/1/2022	(955,672)	(4,039,788)	513,667	(5,325,652)
March 23, 2016	12/24/2021	(59,091)	(1,562,708)	646,567	(2,494,040)
March 31, 2016	12/24/2021	37,568	(561,369)	318,617	(932,826)
March 31, 2016	4/13/2022	41,301	(706,320)	390,563	(1,184,799)

9. Equity

The table below summarizes changes in the number of units outstanding for the six months ended June 30, 2016 and 2015 (in units):

			Series A
	Common	Subordinated	Preferred
Balance at December 31, 2014	4,702,665	3,135,109	—
Issuance of Common Units - May 20, 2015	3,000,000	—	—
Unit-based compensation	5,050	—	—
Balance at June 30, 2015	7,707,715	3,135,109	—

Balance at December 31, 2015	11,820,144	3,135,109	—
Issuance of Series A Preferred Units - April 4, 2016	—	—	800,000
ATM Programs	131,149	—	—
Unit Exchange Program	104,968	—	—
Unit-based compensation	9,840	—	—
Balance at June 30, 2016	12,066,101	3,135,109	800,000

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

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three and six months ended June 30, 2016, the Partnership issued 131,149 Common Units under our Common Unit ATM Program, generating proceeds of approximately $2.1 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the three and six months ended June 30, 2016, under the Unit Exchange Program we completed acquisitions of three wireless communication tenant sites in exchange for 104,968 Common Units, valued at approximately $1.6 million, as described in Note 3, Acquisitions.

On April 4, 2016, the Partnership completed a public offering of $20.0 million 8.0% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $18.4 million after deducting underwriters’ discounts and offering expenses paid by us of $1.6 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

Distributions on the Series A Preferred Units are cumulative from the date of original issuance and will be payable quarterly in arrears on the 15th day of January, April, July and October of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series A Preferred Units was paid on July 15, 2016 in an amount equal to $0.5611 per unit. Distributions on the Series A Preferred Units will accumulate at a rate of 8.0% per annum per $25.00 stated liquidation preference per Series A Preferred Unit. In connection with the closing of the preferred equity offering, on April 4, 2016, the Partnership executed the Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (the “Partnership Agreement”) for the purpose of updating the form of Partnership Agreement and defining the preferences, rights, powers and duties of holders of preferred units.

On June 24, 2016, the Partnership established a Preferred Unit at-the-market offering program (the “Preferred Unit ATM Program” and together with the Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

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

The table below summarizes the quarterly distributions for Common and Subordinated Units related to our quarterly financial results:

Quarter Ended	Declaration Date	Distribution Date	Distribution Per Unit	Total Distribution
March 31, 2015	April 23, 2015	May 14, 2015	$0.2975	$2,332,038
June 30, 2015	July 21, 2015	August 14, 2015	0.3075	3,334,168
September 30, 2015	October 22, 2015	November 13, 2015	0.3175	4,077,232
December 31, 2015	January 28, 2016	February 12, 2016	0.3250	4,863,655
March 31, 2016	April 20, 2016	May 13, 2016	0.3300	4,953,601
June 30, 2016 (1)	July 27, 2016	August 15, 2016	0.3325	5,089,072

(1)

On July 27, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3325 per common and subordinated unit, or $1.33 per unit on an annualized basis, including IDRs, but excluding distributions on Series A Preferred Units, for the quarter ended June 30, 2016.  This distribution is payable on August 15, 2016 to common and subordinated unitholders of record as of August 8, 2016.

The table below summarizes the quarterly Series A Preferred Units distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Distribution Date	Distribution Per Unit	Total Distribution
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$448,880

10. Net Income (Loss) Per Limited Partner Unit

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

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any Series A Preferred Unit distributions and General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net income (loss) per unit includes the effects of potentially dilutive units on our common and subordinated units. Net income (loss) related to the Drop-down Assets prior to the Partnership’s acquisition dates of each transaction is allocated to the General Partner.

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to limited partners	$27,773	$1,108,616	$(399,854)	$(1,783,047)
Less:
Distributions declared on Series A Preferred Units	(382,222)	—	(382,222)	—
General partner's incentive distribution rights	(5,059)	—	(5,059)	—
Net income (loss) attributable to common and subordinated unitholders	(359,508)	1,108,616	(787,135)	(1,783,047)
Distributions declared on common units	(4,041,589)	(2,370,122)	(7,960,604)	(3,769,466)
Distributions declared on subordinated units	(1,042,424)	(964,046)	(2,077,010)	(1,896,741)
Undistributed net loss	$(5,443,521)	$(2,225,552)	$(10,824,749)	$(7,449,254)

The calculation of net income (loss) per common and subordinated unit for the three months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$4,041,589	$1,042,424	$2,370,122	$964,046
Undistributed net loss	(4,307,068)	(1,136,453)	(1,417,648)	(807,904)
Net income (loss) attributable to common and subordinated units - basic	(265,479)	(94,029)	952,474	156,142
Net loss attributable to subordinated units	(94,029)	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$(359,508)	$(94,029)	$952,474	$156,142

Weighted-average units outstanding:
Basic	11,914,525	3,135,109	6,090,688	3,135,109
Effect of diluted subordinated units	3,135,109	—	—	—
Diluted	15,049,634	3,135,109	6,090,688	3,135,109

Net income (loss) per common and subordinated unit:
Basic	$(0.02)	$(0.03)	$0.16	$0.05
Diluted (1)	$(0.02)	$(0.03)	$0.16	$0.05

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the three months ended June 30, 2016, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

The calculation of net loss per unit for the six months ended June 30, 2016 and 2015 is as follows:

	Six months ended June 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$7,960,604	$2,077,010	$3,769,466	$1,896,741
Undistributed net loss	(8,560,685)	(2,264,064)	(4,607,445)	(2,841,809)
Net income (loss) attributable to common and subordinated units - basic	(600,081)	(187,054)	(837,979)	(945,068)
Net loss attributable to subordinated units	(187,054)	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$(787,135)	$(187,054)	$(837,979)	$(945,068)

Weighted-average units outstanding:
Basic	11,872,092	3,135,109	5,401,007	3,135,109
Effect of diluted subordinated units	3,135,109	—	—	—
Diluted	15,007,201	3,135,109	5,401,007	3,135,109

Net loss per common and subordinated unit:
Basic	$(0.05)	$(0.06)	$(0.16)	$(0.30)
Diluted (1)	$(0.05)	$(0.06)	$(0.16)	$(0.30)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the six months ended June 30, 2016, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

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

Revolving credit facility:  The fair value of the Partnership’s revolving credit facility is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio, type of collateral and other credit enhancements. Additionally, since a quoted price in an active market is generally not available for the instrument or an identical instrument, the Partnership measures fair value using a valuation technique that is consistent with the principles of fair value measurement which typically considers what management believes is a market participant rate for a similar instrument. The Partnership classifies these inputs as Level 3 inputs. The fair value of the Partnership’s revolving credit facility is considered to approximate the carrying value because the interest payments are based on LIBOR rates that reset every month. The Partnership does not believe its credit risk has changed materially from the date the applicable LIBOR plus 2.50% was set for the revolving credit facility.

Secured Notes:    The Partnership determines fair value of its secured notes utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information. Quotes from brokers require judgment and are based on the brokers’ interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. The fair value of the Partnership’s Secured Notes approximates the carrying value as the Secured Notes were issued in June 2016.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	June 30, 2016		December 31, 2015
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$11,970,843	$12,025,667	$12,135,786	$12,400,960
Revolving credit facility	106,000,000	106,000,000	233,000,000	233,000,000
Secured Notes, net	112,641,184	112,641,184	—	—

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

As of June 30, 2016 and December 31, 2015, the Partnership measured the following assets and liabilities at fair value on a recurring basis:

	June 30, 2016	December 31, 2015
Derivative Liabilities(1)	$5,587,087	$736,231

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. For the three and six months ended June 30, 2016, Landmark reimbursed us $0.8 million and $1.6 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap, and $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. During the three and six months ended June 30, 2016, we incurred $12,500 and $25,000, respectively, of license fees related to the AIF patent license agreement.

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

Management Fee

In accordance with the limited liability company agreements for each of the Acquired Funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the three and six months ended June 30, 2015, financial information has been retroactively adjusted to include management fees of $75,672 and $151,752, respectively, incurred by the Acquired Funds during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into a management agreement, dated as of June 16, 2016 (the “Secured Notes Management Agreement”), with the General Partner. Pursuant to the Secured Notes Management Agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the Secured Notes Management Agreement. The Secured Tenant Site Assets’ Management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. As of June 30, 2016, no such fees have been incurred.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of June 30, 2016, no such fees have been incurred.

Due from Affiliates

At June 30, 2016 and December 31, 2015, the General Partner and its affiliates owed $1.2 million and $2.2 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the three months ended June 30, 2016:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,069,496	$1,361,417	$166,577	$—	$7,597,490
Interest income on receivables	153,097	—	96,090	—	249,187
Total revenue	6,222,593	1,361,417	262,667	—	7,846,677
Expenses
Property operating	53,159	7,681	6,188	—	67,028
General and administrative	—	—	—	1,041,870	1,041,870
Acquisition-related	2,250	—	—	260,635	262,885
Amortization	2,034,016	187,230	18,466	—	2,239,712
Total expenses	2,089,425	194,911	24,654	1,302,505	3,611,495
Total other income and expenses	—	—	—	(4,169,765)	(4,169,765)
Net income (loss)	$4,133,168	$1,166,506	$238,013	$(5,472,270)	$65,417

For the three months ended June 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$5,323,369	$1,101,670	$22,770	$—	$6,447,809
Interest income on receivables	196,966	—	—	—	196,966
Total revenue	5,520,335	1,101,670	22,770	—	6,644,775
Expenses
Management fees to affiliate	57,352	18,320	—	—	75,672
Property operating	6,632	3,466	—	—	10,098
General and administrative	—	—	—	661,004	661,004
Acquisition-related	532,648	25,261	—	173,756	731,665
Amortization	1,566,619	142,789	8,432	—	1,717,840
Impairments	222,224	292,076	—	—	514,300
Total expenses	2,385,475	481,912	8,432	834,760	3,710,579
Total other income and expenses	9,524	—	—	(1,633,123)	(1,623,599)
Net income (loss)	$3,144,384	$619,758	$14,338	$(2,467,883)	$1,310,597

For the six months ended June 30, 2016:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$12,147,180	$2,711,901	$339,143	$—	$15,198,224
Interest income on receivables	356,442	—	175,145	—	531,587
Total revenue	12,503,622	2,711,901	514,288	—	15,729,811
Expenses
Property operating	58,186	7,681	6,188	—	72,055
General and administrative	—	—	—	2,144,591	2,144,591
Acquisition-related	2,250	—	—	332,715	334,965
Amortization	3,831,595	376,342	36,931	—	4,244,868
Total expenses	3,892,031	384,023	43,119	2,477,306	6,796,479
Total other income and expenses	373,779	—	—	(9,565,372)	(9,191,593)
Net income (loss)	$8,985,370	$2,327,878	$471,169	$(12,042,678)	$(258,261)

For the six months ended June 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$10,296,362	$2,142,863	$32,710	$—	$12,471,935
Interest income on receivables	404,276	—	—	—	404,276
Total revenue	10,700,638	2,142,863	32,710	—	12,876,211
Expenses
Management fees to affiliate	114,997	36,755	—	—	151,752
Property operating	8,316	3,466	—	—	11,782
General and administrative	—	—	—	1,644,989	1,644,989
Acquisition-related	1,435,242	46,387	—	473,353	1,954,982
Amortization	2,972,244	272,238	11,740	—	3,256,222
Impairments	2,984,659	292,077	—	—	3,276,736
Total expenses	7,515,458	650,923	11,740	2,118,342	10,296,463
Total other income and expenses	9,524	72,502	—	(4,392,340)	(4,310,314)
Net income (loss)	$3,194,704	$1,564,442	$20,970	$(6,510,682)	$(1,730,566)

The Partnership’s total assets by segment were:

	June 30, 2016	December 31, 2015
Segments
Wireless communication	$305,718,332	$308,997,560
Outdoor advertising	59,216,532	59,499,264
Renewable power generation	12,002,644	11,980,027
Corporate assets	10,675,712	8,528,139
Total assets	$387,613,220	$389,004,990

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

As of June 30, 2016, the Partnership had approximately $42.5 million of real property interest subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

15. Tenant Concentration

For the three and six months ended June 30, 2016 and 2015, the Partnership had the following tenant revenue concentrations:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2016	2015	2016	2015
T-Mobile	15.7%	17.5%	15.8%	17.5%
Verizon	11.7%	11.3%	11.5%	11.3%
Sprint	11.9%	13.0%	11.9%	13.3%
AT&T Mobility	13.1%	13.5%	12.8%	13.0%
Crown Castle	11.4%	11.7%	11.3%	11.7%

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

16. Supplemental Cash Flow Information

Noncash activities for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Capital contribution to fund general and administrative expense reimbursement	$819,016	$481,053
Purchase price for acquisition of real property interests included in due to Landmark and affiliates	110,497	—
Unit Exchange Program acquisitions	1,604,166	—
Fair value adjustment of investments in receivables	212,359	—
Distributions payable to Series A Preferred Units	382,222	—
Offering costs in accounts payable and accrued liabilities	667,252	—
Deferred loan costs included in accounts payable and accrued liabilities	708,257	—

Cash flows related to interest paid was as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$4,480,874	$3,157,996

17. Subsequent Events

On July 27, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3325 per unit, or $1.33 per unit on an annualized basis, for the quarter ended June 30, 2016. This distribution is payable on August 15, 2016 to unitholders of record as of August 8, 2016.

On August 1, 2016, the Partnership completed an acquisition of 59 tenant sites and related real property interests, consisting of 37 wireless communication, 4 outdoor advertising and 18 renewable power generation sites, from HoldCo, in exchange for cash consideration of $24.4 million. The purchase price was funded with $18.0 million of borrowings under the Partnership’s existing credit facility and available cash.

Subsequent to June 30, 2016, the Partnership issued 89,053 Common Units and 63,657 Preferred Units under our existing ATM Programs, generating proceeds of approximately $1.5 million and $1.6 million, respectively, before issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, our predecessor for accounting purposes (our “Predecessor”). Our Partnership succeeded our Predecessor, which includes substantially all the assets and liabilities that were contributed to us in connection with our IPO by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark Dividend LLC (“Landmark” or “Sponsor”).  Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The operations of the assets we acquired from Landmark and affiliates prior to acquisition dates of the Partnership, are also included in our operations and the operations of our Predecessor.  For time periods subsequent to the IPO, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of June 30, 2016, we had a 97% occupancy rate with 1,405 of our 1,450 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized or realized gain or loss on derivatives, loss on early extinguishment of debt, gain on sale of real property interest, unit‑based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents, and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid, maintenance capital expenditures and Series A Preferred Unit distributions. Distributable cash flow will not reflect changes in working capital balances.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During 2015, Landmark acquired real property interests underlying 278 tenant sites that were subsequently included in drop-down acquisitions by the Partnership. The acquisitions were deemed to be transactions between entities under common control, which requires the assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark.

On April 20, 2016, the Partnership completed one drop-down acquisition of two tenant sites and related property interest and one investment in other receivable from Landmark and affiliates in exchange for total consideration of $6.3 million. Additionally, during the three months ended June 30, 2016 the Partnership acquired five tenant sites and related real property interest from third parties for total consideration of $1.7 million. During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of an aggregate of 761 tenant sites and related real property interests from Landmark and affiliates in exchange for total consideration of $268.2 million. Of the 761 tenant sites acquired by the Partnership in 2015, 401 of these tenant sites were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-C LLC (“Fund C”), Landmark Dividend Growth Fund-E LLC (“Fund E”) and Landmark Dividend Growth Fund-F LLC (“Fund F” and together with Fund C and Fund E, the “Acquired Funds”) for total consideration of $140.7 million.

All of the acquisitions from Landmark and affiliates described above are collectively referred to as the “Drop-down Acquisitions,” and the acquired assets in the Drop-down Acquisitions are collectively referred to as the “Drop-Down Assets.” The Drop-down Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

On August 1, 2016, the Partnership completed an acquisition of 59 tenant sites and related real property interests, consisting of 37 wireless communication, 4 outdoor advertising and 18 renewable power generation sites, from Landmark, in exchange for cash consideration of $24.4 million. The purchase price was funded with $18.0 million of borrowings under the Partnership’s existing credit facility and available cash. These tenant sites and related real property interests are not reflected in our historical results of operations.

Secured Notes

On June 16, 2016, the Partnership completed a securitization transaction (the “Securitization”) involving 629 tenant sites and related real property interests (the “Secured Tenant Site Assets”) owned by certain special purpose subsidiaries of the Partnership, through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A principal amount of $91.5 million and Class B principal amount of $25.1 million (collectively, the “Secured Notes”), in an aggregate principal amount of $116.6 million. The Class A and Class B Secured Notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. See Note 7, Debt to the Consolidated and Combined Financial Statements for additional information.

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

The Drop-Down Assets are recorded at the historical cost of Landmark, as the Drop-down Acquisitions are transactions between entities under common control, our statements of operations of the Partnership are adjusted retroactively as if the transaction occurred on the earliest date during which the entities were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position and cash flows of the Drop-down Assets as if we owned the Drop-down Assets as of the date acquired by Landmark for all periods presented.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the year ended December 31, 2015. As of June 30, 2016 and 2015, we had 1,450 and 1,357 available tenant sites with 1,405 and 1,339 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership for the three months ended June 30, 2016:

	Three Months Ended June 30,
	2016	2015	Change
Revenue
Rental revenue	$7,597,490	$6,447,809	$1,149,681
Interest income on receivables	249,187	196,966	52,221
Total revenue	7,846,677	6,644,775	1,201,902
Expenses
Management fees to affiliate	—	75,672	(75,672)
Property operating	67,028	10,098	56,930
General and administrative	1,041,870	661,004	380,866
Acquisition-related	262,885	731,665	(468,780)
Amortization	2,239,712	1,717,840	521,872
Impairments	—	514,300	(514,300)
Total expenses	3,611,495	3,710,579	(99,084)
Other income and expenses
Interest expense	(2,367,026)	(2,045,883)	(321,143)
Unrealized gain (loss) on derivatives	(1,802,739)	412,760	(2,215,499)
Gain on sale of real property interests	—	9,524	(9,524)
Total other income and expenses	(4,169,765)	(1,623,599)	(2,546,166)
Net income (loss)	$65,417	$1,310,597	$(1,245,180)

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Rental Revenue

Rental revenue increased $1,149,681, $1,085,817 of which was due to the greater number of assets in the portfolio during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $6,069,496, $1,361,417, and $166,577, or 80%, 18%, and 2% of total rental revenue, respectively, during the three months ended June 30, 2016, compared to $5,323,369, $1,101,670, and $22,770, or 83%, 17%, and less than 1% of total rental revenue, respectively, during the three months ended June 30, 2015. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at June 30, 2016 compared to 97%, 100%, and 100%, respectively, at June 30, 2015. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,785, $1,417, and $4,654, respectively, during the three months ended June 30, 2016 compared to $1,737, $1,268, and $1,537, respectively, during the three months ended June 30, 2015.

Interest Income on Receivables

Interest income on receivables increased $52,221 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of the acquisition of an additional investment in receivables in connection with the April 20, 2016 acquisition. As part of the April 20, 2016 and July 21, 2015 acquisitions, the Partnership acquired additional investments in receivables that were valued at $4.2 million and $0.1 million, respectively, at the acquisition date. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication and renewable power generation segments.

Management Fees to Affiliate

Management fees to affiliates decreased $75,672 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to $75,672 of management fees to affiliates that are associated with the Acquired Funds. Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Acquired Funds’ assets was terminated in connection with the Partnership’s acquisition of the Acquired Funds. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $380,866 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to state tax filing fees. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the three months ended June 30, 2016 and 2015, Landmark reimbursed us $819,016 and $481,053, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses decreased $468,780 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of the reduction in tenant site acquisitions. The Partnership acquired 7 tenant sites and related real property interests during the three months ended June 30, 2016 compared to 73 tenant sites and related real property interests during the three months ended June 30, 2015. Additionally, acquisitions made under common control from Landmark and affiliates require the prior periods retroactively adjusted to furnish comparative information. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. As such, the three months ended June 30, 2015 acquisition-related expenses includes retroactive adjustments of $557,910 associated with the Drop-down Assets.

Amortization

Amortization expense increased $521,872 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of having 1,450 tenant sites as of June 30, 2016 compared to 1,357 tenant sites as of June 30, 2015. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 contributing to a full period of amortization.

Impairments

Impairments decreased $514,300 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the three months ended June 30, 2015 and no such impairments during the three months ended June 30, 2016. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of June 30, 2016, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of past consolidation is already reflected in our occupancy rates.

Interest Expense

Interest expense increased $321,143 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the increase in average outstanding debt balances during the three months ended June 30, 2016 compared to the average outstanding balances for the three months ended June 30, 2015. On June 16, 2016, the Partnership issued its Class A and Class B Secured Notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of June 30, 2016, the Partnership had $145.0 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $106.0 million outstanding under the revolving credit facility as of June 30, 2016. We expect to incur additional borrowings over the course of 2016 such that the borrowings will exceed the amount of swaps outstanding.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $0.9 million related to the Acquired Funds’ secured debt facility for the three months ended June 30, 2015. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.2 million for the three months ended June 30, 2015.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain (loss) recorded for the three months ended June 30, 2016 and 2015 reflects the change in fair value of these contracts during those periods.

Gain on Sale of Real Property Interests

No gain was recognized during the three months ended June 30, 2016. During the three months ended June 30, 2015, we recognized a gain on the sale of real property interest of $9,524 related to one tenant site lost to eminent domain proceeding.

The following table summarizes the consolidated and combined statement of operations of our Partnership for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
Revenue
Rental revenue	$15,198,224	$12,471,935	$2,726,289
Interest income on receivables	531,587	404,276	127,311
Total revenue	15,729,811	12,876,211	2,853,600
Expenses
Management fees to affiliate	—	151,752	(151,752)
Property operating	72,055	11,782	60,273
General and administrative	2,144,591	1,644,989	499,602
Acquisition-related	334,965	1,954,982	(1,620,017)
Amortization	4,244,868	3,256,222	988,646
Impairments	—	3,276,736	(3,276,736)
Total expenses	6,796,479	10,296,463	(3,499,984)
Other income and expenses
Interest expense	(4,714,516)	(3,932,603)	(781,913)
Unrealized loss on derivatives	(4,850,856)	(459,737)	(4,391,119)
Gain on sale of real property interests	373,779	82,026	291,753
Total other income and expenses	(9,191,593)	(4,310,314)	(4,881,279)
Net income (loss)	$(258,261)	$(1,730,566)	$1,472,305

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Rental Revenue

Rental revenue increased $2,726,289, $2,172,786 of which was due to the greater number of assets in the portfolio during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $12,147,180, $2,711,901, and $339,143, or 80%, 18%, and 2% of total rental revenue, respectively, during the six months ended June 30, 2016, compared to $10,296,362, $2,142,863, and $32,710, or 83%, 17%, and less than 1% of total rental revenue, respectively, during the six months ended June 30, 2015. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at June 30, 2016 compared to 97%, 100%, and 100%, respectively, at June 30, 2015. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,778, $1,411, and $4,738, respectively, during the six months ended June 30, 2016 compared to $1,677, $1,232, and $1,104, respectively, during the six months ended June 30, 2015.

Interest Income on Receivables

Interest income on receivables increased $127,311 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of the acquisition of an additional investment in receivables in connection with the April 20, 2016 acquisition. As part of the April 20, 2016 and July 21, 2015 acquisitions, the Partnership acquired additional investments in receivables that were valued at $4.2 million and $0.1 million, respectively, at the acquisition date. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication and outdoor advertising segments.

Management Fees to Affiliate

Management fees to affiliates decreased $151,752 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to $151,752 of management fees to affiliates that are associated with the Acquired Funds. Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Acquired Funds’ assets was terminated in connection with the Partnership’s acquisition of the Acquired Funds. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $499,602 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to an increase in additional accounting, tax and legal related expenses. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the six months ended June 30, 2016 and 2015, Landmark reimbursed us $1,618,970 and $1,173,925, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses decreased $1,620,017 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of the reduction in tenant site acquisitions. The Partnership acquired 7 tenant sites and related real property interests during the six months ended June 30, 2016 compared to 154 tenant sites and related real property interests during the six months ended June 30, 2015. Additionally, acquisitions made under common control from Landmark and affiliates require the prior periods retroactively adjusted to furnish comparative information. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. As such, the six months ended June 30, 2015 acquisition-related expenses includes retroactive adjustments of $1.5 million associated with the Drop-down Assets.

Amortization

Amortization expense increased $988,646 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of having 1,450 tenant sites as of June 30, 2016 compared to 1,357 tenant sites as of June 30, 2015. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 contributing to a full period of amortization.

Impairments

Impairments decreased $3,276,736 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the six months ended June 30, 2015 and no such impairments during the six months ended June 30, 2016. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of June 30, 2016, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of past consolidation is already reflected in our occupancy rates.

Interest Expense

Interest expense increased $781,913 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to the increase in average outstanding debt balances during the six months ended June 30, 2016 compared to the average outstanding balances for the six months ended June 30, 2015. On June 16, 2016, the Partnership issued its Class A and Class B Secured Notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of June 30, 2016, the Partnership had $145.0 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $106.0 million outstanding under the revolving credit facility as of June 30, 2016. We expect to incur additional borrowings over the course of 2016 such that the borrowings will exceed the amount of swaps outstanding.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $1.8 million related to the Acquired Funds’ secured debt facility for the six months ended June 30, 2015. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million for the six months ended June 30, 2015.

Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the six months ended June 30, 2016 and 2015 reflects the change in fair value of these contracts during those periods.

Gain on Sale of Real Property Interests

During the six months ended June 30, 2016, we recognized a gain on the sale of real property interest of $0.4 million related to the sale of one wireless communication site. During the six months ended June 30, 2015, we recognized a gain on the sale of real property interest of $0.1 million related to one tenant site lost to eminent domain proceeding.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015*	2016	2015*
Net cash provided by operating activities	$5,951,288	$2,849,316	$10,368,580	$6,223,033
Unit-based compensation	—	(8,750)	(105,000)	(87,500)
Unrealized gain (loss) on derivatives	(1,802,739)	412,760	(4,850,856)	(459,737)
Amortization expense	(2,239,712)	(1,717,840)	(4,244,868)	(3,256,222)
Amortization of above- and below-market rents, net	266,682	293,597	587,688	580,342
Amortization of deferred loan costs	(230,331)	(368,318)	(427,303)	(722,908)
Receivables interest accretion	4,190	3,785	22,962	19,166
Impairments	—	(514,300)	—	(3,276,736)
Gain on sale of real property interests	—	9,524	373,779	82,026
Working capital changes	(1,883,961)	350,823	(1,983,243)	(832,030)
Net income (loss)	$65,417	$1,310,597	$(258,261)	$(1,730,566)
Interest expense	2,367,026	2,045,883	4,714,516	3,932,603
Amortization expense	2,239,712	1,717,840	4,244,868	3,256,222
EBITDA	$4,672,155	$5,074,320	$8,701,123	$5,458,259
Impairments	—	514,300	—	3,276,736
Acquisition-related	262,885	731,665	334,965	1,954,982
Unrealized (gain) loss on derivatives	1,802,739	(412,760)	4,850,856	459,737
Gain on sale of real property interests	—	(9,524)	(373,779)	(82,026)
Unit-based compensation	—	8,750	105,000	87,500
Straight line rent adjustments	(28,327)	(77,819)	(74,191)	(139,218)
Amortization of above- and below-market rents, net	(266,682)	(293,597)	(587,688)	(580,342)
Deemed capital contribution due to cap on general and administrative expense reimbursement	819,016	481,053	1,618,970	1,173,925
Adjusted EBITDA	$7,261,786	$6,016,388	$14,575,256	$11,609,553
Less: Predecessor Adjusted EBITDA	(37,300)	(2,024,820)	(125,059)	(4,217,540)
Adjusted EBITDA applicable to limited partners	$7,224,486	$3,991,568	$14,450,197	$7,392,013
Less: Cash interest expense	(2,136,695)	(1,009,475)	(4,287,213)	(1,877,753)
Less: Distributions declared to preferred unitholders	(382,222)	—	(382,222)	—
Distributable cash flow	$4,705,569	$2,982,093	$9,780,762	$5,514,260

* Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 to the Consolidated and Combined Financial Statements.

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

We intend to pay at least a quarterly distribution of $0.3325 per unit per quarter, which equates to approximately $5.1 million per quarter, or $20.3 million per year in the aggregate, based on the number of common and subordinated units outstanding as of June 30, 2016. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement.

The table below summarizes the quarterly distribution related to our financial results:

	Distribution	Total Cash	Distribution
Quarter Ended	Per Unit	Distribution	Date
March 31, 2015	$0.2975	$2,332,038	May 14, 2015
June 30, 2015	0.3075	3,334,168	August 14, 2015
September 30, 2015	0.3175	4,077,232	November 13, 2015
December 31, 2015	0.3250	4,863,655	February 12, 2016
March 31, 2016	0.3300	4,953,601	May 13, 2016
June 30, 2016 (1)	0.3325	5,089,072	August 15, 2016

(2)

On July 27, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3325 per common and subordinated unit, or $1.33 per unit on an annualized basis, including IDRs, but excluding distributions on Series A Preferred Units, for the quarter ended June 30, 2016.  This distribution is payable on August 15, 2016 to unitholders of record as of August 8, 2016.

As of June 30, 2016, we had $106.0 million of outstanding indebtedness, and we had approximately $144.0 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

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

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$10,368,580	$6,223,033
Net cash used in investing activities	(3,717,395)	(36,768,054)
Net cash provided by (used in) financing activities	(2,905,359)	30,635,805

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Net cash provided by operating activities.  Net cash provided by operating activities increased $4.1 million to $10.4 million for the six months ended June 30, 2016 compared to $6.2 million for the six months ended June 30, 2015. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $3.7 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $36.8 million for the six months ended June 30, 2015. The change in cash used in investing activities was due to the cash used to acquire 7 tenant sites offset by the proceeds from the sale of 13 tenant sites during the six months ended June 30, 2016 compared to the cash used to acquire 154 tenant sites during the six months ended June 30, 2015.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $2.9 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $30.6 million for the six months ended June 30, 2015. The decrease in cash provided by financing activities is primarily attributable to a reduction in net proceeds of $26.6 million from issuances of units and the net increase principal payments of $7.4 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark.

Revolving Credit Facility

Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, after‑acquired real property, and other customary exclusions, are pledged (or secured by mortgages), as collateral under our revolving credit facility.

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

As of June 30, 2016, we had approximately $106.0 million of outstanding indebtedness and approximately $144.0 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility. The Partnership was also in compliance with all covenants under its revolving credit facility at June 30, 2016.

Secured Notes

On June 16, 2016, the Partnership completed a Securitization transaction involving Secured Tenant Site Assets owned by certain special purpose subsidiaries of the Partnership (the “Obligors”), through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes in an aggregate principal amount of $116.6 million. The Secured Notes were issued in two separate classes as indicated in the table below. The Class B Notes are subordinated in right of payment to the Class A Notes.

Class	Initial Principal Balance	Note Rate	Anticipated Repayment Date
Class A	$91,500,000	3.52%	June 15, 2021

Class B	$25,100,000	7.02%	June 15, 2021

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the Obligors, and (3) the rights of the Obligors under a management agreement. Under the Indenture, the Obligors will be permitted to issue new and additional notes under certain circumstances, including so long as the debt service coverage ratio of LMRK Issuer is at least 2.0 to 1.0.

In connection with the issuance and sale of the Secured Notes, the Obligors, Deutsche Bank Trust Company Americas, as Indenture Trustee and as Securities Intermediary, and the General Partner entered into a cash management agreement, dated as of June 16, 2016 (the “Cash Management Agreement”). Pursuant to the Cash Management Agreement, the Indenture Trustee will administer the reserve funds in the manner set forth in the Indenture. Under the Cash Management Agreement, the Partnership is required to maintain reserve accounts for cash flows generated from the operation of the Secured Tenant Site Assets. As of June 30, 2016, the Partnership held $1.0 million in the reserve accounts which are classified as Restricted Cash on the accompanying consolidated and combined balance sheets.

Amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets. We are required to make monthly payments of principal and interest on Class A Notes based on a 30-year amortization period and monthly payments of interest only on Class B Notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A Notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021. However, if the DSCR, or debt service coverage ratio, generally calculated as the ratio of annualized net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees that we will be required to pay over the succeeding twelve Payment Dates, is 1.30 to 1.0 or less for one calendar month (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make certain other payments required under the Indenture, referred to as Excess Cash Flow, will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released unless and until the debt service coverage ratio exceeds the Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period” commences if, as of the end of any calendar month, the debt service coverage ratio falls below 1.15 to 1.0 (the “Minimum DSCR”) and will continue to exist until the debt service coverage ratio exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period, excess cash flow is applied to repay the Secured Notes.

The Secured Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. Except in certain limited circumstances described in the Indenture, prepayments (other than scheduled amortization payments) made more than twelve (12) months prior to the anticipated repayment date of the Secured Notes are required to be accompanied by the applicable prepayment consideration.

The Indenture includes covenants customary for notes issued in rated securitizations. Among other things, the Obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the Guarantor and the Obligors were amended to contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors.

Shelf Registrations

On December 3, 2015, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on December 30, 2015 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $250.0 million.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities.

Preferred Equity Offering

On April 4, 2016, the Partnership completed a public offering of $20.0 million 8.00% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $18.4 million after deducting the underwriters’ discounts and offering expenses paid by us of $1.6 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

The initial distribution on the Series A Preferred Units was paid on July 15, 2016 in an amount equal to $0.5611 per unit, which equates to $0.4 million in total distributions to preferred unitholders of record as of July 1, 2016. Distributions on the Series A Preferred Units will accumulate at a rate of 8.0% per annum per $25.00 stated liquidation preference per Series A Preferred Unit.

In connection with the closing of the preferred equity offering, on April 4, 2016, the Partnership executed the Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP for the purpose of creating the Series A Preferred Units and defining the preferences, rights, powers and duties of holders of Series A Preferred Units.

ATM Programs

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million, pursuant to our previously filed and effective registration statement on Form S-3. On June 24, 2016, the Partnership established a Preferred Unit at-the-market offering program (the “Preferred Unit ATM Program” and together with the Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended June 30, 2016, the Partnership issued 131,149 Common Units under our Common Unit ATM Program, generating gross proceeds of $2.1 million. Subsequent to June 30, 2016, the Partnership issued 89,053 Common Units and 63,657 Preferred Units under our existing ATM Programs, generating proceeds of approximately $1.5 million and $1.6 million before issuance costs.

Off Balance Sheet Arrangements

As of June 30, 2016, we do not have any off balance sheet arrangements.

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

As of June 30, 2016, our revolving credit facility had an outstanding balance of $106.0 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of June 30, 2016, we have hedged $145.0 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. Although our current borrowings are less than our interest rate swap agreements, we expect to incur additional borrowings over the course of 2016 such that the borrowings will exceed the amount of swaps outstanding. If LIBOR and various basis point spreads were to increase by 50 basis points, the fair value of our interest rate swap agreements would increase by approximately $4.6 million. If LIBOR and various basis point spreads were to decrease by 50 basis points, the fair value of our interest rate swap agreements would decrease by approximately $3.7 million.

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

As of June 30, 2016 our fixed rate Secured Notes had an outstanding balance of $116.6 million. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate secured notes until maturity or earlier repayment and refinancing.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

1.2

At-the-Market Issuance Sales Agreement, dated as of June 24, 2016, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC and Landmark Infrastructure Operating Company LLC and FBR Capital Markets & Co. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 24, 2016).

3.1	Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 4, 2016).
4.1

Indenture, dated as of June 16, 2016, by and among Deutsche Bank Trust Company Americas, as Indenture Trustee, and LMRK Issuer Co. LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC and LD Acquisition Company 10 LLC, collectively as Obligors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 22, 2016).

4.2

Indenture Supplement, dated as of June 16, 2016, by and among Deutsche Bank Trust Company Americas, as Indenture Trustee, and LMRK Issuer Co. LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC and LD Acquisition Company 10 LLC, collectively as Obligors (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on June 22, 2016).

10.1

Management Agreement, dated as of June 16, 2016, by and among Landmark Infrastructure Partners GP LLC, as Manager, and LMRK Issuer Co. LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC and LD Acquisition Company 10 LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2016).

10.2

Guarantee and Security Agreement, dated as of June 16, 2016, by and between LMRK Guarantor Co. LLC and the Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 22, 2016).

10.3

Cash Management Agreement, dated as of June 16, 2016, by and among Deutsche Bank Trust Company Americas, as Indenture Trustee and as Securities Intermediary, and LMRK Issuer Co. LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC, LD Acquisition Company 10 LLC and Landmark Infrastructure Partners GP LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 22, 2016).

10.4

Servicing Agreement, dated as of June 16, 2016, by and between Midland Loan Services, a division of PNC Bank, National Association, as Servicer, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 22, 2016).

12.1*	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
31.2*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.
32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on August 2, 2016.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer