Form 10-Q
period 2016-09-30
Landmark Infrastructure Partners LP
filed 2016-11-03
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 19,388,248 common units and 3,135,109 subordinated units outstanding at October 28, 2016.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

	September 30, 2016	December 31, 2015*
Assets
Land	$17,421,418	$12,886,526
Real property interests	476,118,276	452,678,000
Total land and real property interests	493,539,694	465,564,526
Accumulated amortization of real property interests	(23,391,414)	(16,366,005)
Land and net real property interests	470,148,280	449,198,521
Investments in receivables, net	16,781,764	12,135,786
Cash and cash equivalents	3,346,769	1,984,468
Restricted cash	1,179,148	—
Rent receivables, net	1,221,496	1,340,431
Due from Landmark and affiliates	971,079	2,205,853
Deferred loan costs, net	2,661,950	3,089,894
Deferred rent receivable	1,123,005	864,979
Other intangible assets, net	12,401,230	13,115,279
Other assets	888,037	1,206,949
Total assets	$510,722,758	$485,142,160
Liabilities and equity
Revolving credit facility	$179,000,000	$233,000,000
Secured debt facility, net	—	74,135,801
Secured Notes, net	112,539,409	—
Accounts payable and accrued liabilities	3,523,019	1,787,521
Other intangible liabilities, net	13,368,603	14,379,895
Prepaid rent	4,402,915	4,130,516
Derivative liabilities	4,557,934	822,580
Total liabilities	317,391,880	328,256,313
Commitments and contingencies (Note 14)
Equity
Series A cumulative redeemable preferred units, 863,657 and zero units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	19,442,312	—
Series B cumulative redeemable preferred units, 1,840,000 and zero units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	44,256,029	—
Common units, 15,938,248 and 11,820,144 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	240,537,629	179,045,366
Subordinated units, 3,135,109 units issued and outstanding	22,329,916	25,941,274
General Partner	(133,272,083)	(48,108,889)
Accumulated other comprehensive income	37,075	8,096
Total equity	193,330,878	156,885,847
Total liabilities and equity	$510,722,758	$485,142,160

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2016	2015*	2016	2015*
Revenue
Rental revenue	$10,031,438	$8,806,838	$29,493,148	$24,304,884
Interest income on receivables	349,824	200,902	908,970	605,180
Total revenue	10,381,262	9,007,740	30,402,118	24,910,064
Expenses
Management fees to affiliate	49,530	119,915	195,663	388,085
Property operating	22,914	21,182	96,519	32,963
General and administrative	632,251	462,364	2,776,839	2,107,354
Acquisition-related	986,655	1,071,716	1,414,261	3,111,909
Amortization	2,865,751	2,099,709	8,169,542	6,167,876
Impairments	1,235,035	302,008	1,235,035	3,578,744
Total expenses	5,792,136	4,076,894	13,887,859	15,386,931
Other income and expenses
Interest expense	(3,663,180)	(2,788,639)	(10,282,184)	(7,867,131)
Loss on early extinguishment of debt	(1,703,468)	(902,625)	(1,703,468)	(902,625)
Realized loss on derivatives	(99,071)	(13,823)	(99,071)	(13,823)
Unrealized gain (loss) on derivatives	1,231,471	(1,580,130)	(3,735,354)	(2,094,627)
Gain on sale of real property interests	—	—	373,779	82,026
Total other income and expenses	(4,234,248)	(5,285,217)	(15,446,298)	(10,796,180)
Net income (loss)	354,878	(354,371)	1,067,961	(1,273,047)
Less: Pre-acquisition net income (loss) from Drop-down Assets	(1,118,764)	(83,925)	(5,829)	780,444
Net income (loss) attributable to limited partners	1,473,642	(270,446)	1,073,790	(2,053,491)
Less: Distributions declared to preferred unitholders	(951,426)	—	(1,333,648)	—
Less: General partner's incentive distribution rights	(27,326)	—	(32,385)	—
Net income (loss) attributable to common and subordinated unitholders	$494,890	$(270,446)	$(292,243)	$(2,053,491)
Net income (loss) per common and subordinated unit
Common units – basic	$0.06	$(0.01)	$0.02	$(0.13)
Common units – diluted	$0.06	$(0.01)	$(0.02)	$(0.13)
Subordinated units – basic and diluted	$(0.10)	$(0.06)	$(0.16)	$(0.38)
Weighted average common and subordinated units outstanding
Common units – basic	13,426,557	8,663,688	12,394,029	6,500,519
Common units – diluted	13,426,557	8,663,688	15,529,138	6,500,519
Subordinated units – basic and diluted	3,135,109	3,135,109	3,135,109	3,135,109
Cash distributions declared per common and subordinated unit	$0.3375	$0.3175	$1.0000	$0.9225

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015*	2016	2015*
Net Income (loss)	$354,878	$(354,371)	$1,067,961	$(1,273,047)
Other comprehensive income:
Foreign currency translation adjustment	30,647	2,132	28,979	2,348
Other comprehensive income	30,647	2,132	28,979	2,348
Comprehensive income (loss)	$385,525	$(352,239)	$1,096,940	$(1,270,699)

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

										Accumulated
			Preferred	Preferred			Preferred	Preferred		Other
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Total
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Equity*
Balance as of December 31, 2014*	4,702,665	3,135,109	—	—	$74,683,957	$29,745,957	$—	$—	$73,035,350	$3,132	$177,468,396
Pre-acquisition net loss from Drop-down Assets	—	—	—	—	—	—	—	—	780,444	—	780,444
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(78,690,876)	—	(78,690,876)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,348	2,348
Distributions	—	—	—	—	(4,401,640)	(2,318,100)	—	—	—	—	(6,719,740)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	1,465,040	—	1,465,040
Issuance of units in connection with the Fund E acquisition	1,998,852	—	—	—	31,461,930	—	—	—	—	—	31,461,930
Issuance of Common Units, net	3,000,000	—	—	—	46,941,545	—	—	—	—	—	46,941,545
Unit-based compensation	5,050	—	—	—	96,250	—	—	—	—	—	96,250
Net loss attributable to partners	—	—	—	—	(867,361)	(1,186,130)	—	—	—	—	(2,053,491)
Balance as of September 30, 2015*	9,706,567	3,135,109	—	—	$147,914,681	$26,241,727	$—	$—	$(3,410,042)	$5,480	$170,751,846

Balance as of December 31, 2015*	11,820,144	3,135,109	—	—	$179,045,366	$25,941,274	$—	$—	$(48,108,889)	$8,096	$156,885,847
Pre-acquisition net loss from Drop-down Assets	—	—	—	—	—	—	—	—	(5,829)	—	(5,829)
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(87,218,768)	—	(87,218,768)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	28,979	28,979
Issuance of Preferred Units, net	—	—	863,657	1,840,000	—	—	19,442,312	44,256,029	—	—	63,698,341
Issuance of Common Units, net	4,108,264	—	—	—	72,969,418	—	—	—	—	—	72,969,418
Distributions	—	—	—	—	(11,805,350)	(3,095,920)	(808,737)	(524,911)	(5,059)	—	(16,239,977)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,034,077	—	2,034,077
Unit-based compensation	9,840	—	—	—	105,000	—	—	—	—	—	105,000
Net income (loss) attributable to partners	—	—	—	—	223,195	(515,438)	808,737	524,911	32,385	—	1,073,790
Balance as of September 30, 2016	15,938,248	3,135,109	863,657	1,840,000	$240,537,629	$22,329,916	$19,442,312	$44,256,029	$(133,272,083)	$37,075	$193,330,878

*Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

	Nine months ended September 30,
	2016	2015*
Operating activities
Net income (loss)	$1,067,961	$(1,273,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	105,000	96,250
Unrealized loss on derivatives	3,735,354	2,094,627
Loss on early extinguishment of debt	1,703,468	902,625
Amortization expense	8,169,542	6,167,876
Amortization of above- and below- market lease	(1,022,966)	(1,139,059)
Amortization of deferred loan costs	1,255,502	1,482,408
Amortization of discount on Secured Notes	1,009	—
Receivables interest accretion	(30,349)	(21,450)
Impairments	1,235,035	3,578,744
Gain on sale of real property interests	(373,779)	(82,026)
Allowance for doubtful accounts	113,796	—
Changes in operating assets and liabilities:
Rent receivables, net	5,795	(766,648)
Accounts payable and accrued liabilities	(292,032)	393,605
Deferred rent receivables	(258,026)	(292,102)
Prepaid rent	272,651	1,232,041
Due from Landmark and affiliates	1,506,671	(1,160,985)
Other assets	315,042	248,789
Net cash provided by operating activities	17,509,674	11,461,648
Investing activities
Acquisition of land	(6,608,634)	(5,082,027)
Acquisition of real property interests	(54,162,699)	(88,864,100)
Proceeds from sales of real property interests	1,789,448	223,487
Acquisition of receivables	(9,284,018)	(142,062)
Repayments of receivables	669,470	523,608
Net cash used in investing activities	(67,596,433)	(93,341,094)
Financing activities
Proceeds from the issuance of Common Units, net	6,728,724	46,941,545
Proceeds from the issuance of Series A Preferred Units, net	19,613,457	—
Proceeds from the issuance of Series B Preferred Units, net	44,456,029	—
Proceeds from revolving credit facility	134,300,000	141,200,000
Proceeds from secured debt facilities	—	162,357,138
Proceeds from the issuance of Secured Notes	116,582,708	—
Principal payments on revolving credit facility	(188,300,000)	(50,700,000)
Principal payments on secured debt facilities	(76,235,030)	(181,587,712)
Principal payments on Secured Notes	(291,298)	—
Deferred loan costs	(3,949,807)	(1,015,386)
Changes in restricted cash	(1,179,148)	—
Capital contribution to fund general and administrative expense reimbursement	1,618,970	1,173,925
Distributions to preferred unitholders	(448,880)	—
Distributions to limited partners	(14,906,329)	(6,719,740)
Consideration received from (paid to) General Partner associated with Drop-down Acquisitions	13,463,412	(29,808,233)
Net cash provided by financing activities	51,452,808	81,841,537
Effect of changes in foreign currency exchange rates on cash and cash equivalents	(3,748)	(109)
Net increase (decrease) in cash and cash equivalents	1,362,301	(38,018)
Cash and cash equivalents at beginning of the period	1,984,468	311,108
Cash and cash equivalents at end of the period	$3,346,769	$273,090

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of September 30, 2016, Landmark owns (a) our general partner; (b) 253,809 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us; and (c) all of our incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Partnership completed four and eight drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions were deemed to be transactions between entities under common control, which requires that the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Drop-down Assets prior to the acquisition dates. The differences between the cash consideration of each acquisition and the historical cost basis were allocated to the General Partner. All intercompany transactions and account balances have been eliminated.

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

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the ASC including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and nine months ended September 30, 2016 and 2015 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All references to tenant sites are unaudited.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Partnership is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

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

3. Acquisitions

Drop-down Acquisitions

During the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Partnership completed four and eight Drop-down Acquisitions, respectively, from our Sponsor and affiliates. Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership during 2016 and 2015 were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”), Landmark Dividend Growth Fund-F LLC (“Fund F”), Landmark Dividend Growth Fund-C LLC (“Fund C”) and Landmark Dividend Growth Fund-E LLC (“Fund E” and together with Fund G, Fund F and Fund C, the “Acquired Funds”). All other Drop-down Acquisitions have been made from Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly-owned subsidiary of Landmark. The following table presents the Drop-down Acquisitions completed by the Partnership during 2016 and 2015:

		Number of Tenant Sites
				Renewable		Investments	Consideration (in millions)
		Wireless	Outdoor	Power		in		Common
Acquisition Date	Source	Communication	Advertising	Generation	Total	Receivables	Borrowings	Units	Total (1)
August 30, 2016	HoldCo	28	5	30	63	—	$21.1	$—	$21.1
August 30, 2016	Fund G	214	171	1	386	5	75.6	64.7	140.3
August 1, 2016	HoldCo	37	4	12	53	6	18.0	—	24.4
April 20, 2016	HoldCo	1	—	1	2	1	6.3	—	6.3
2016 Acquisitions		280	180	44	504	12	$121.0	$64.7	$192.1

December 18, 2015	HoldCo	23	16	2	41	—	$24.0	$—	$24.2
November 19, 2015	Fund F	99	37	—	136	—	25.0	19.5	44.5
November 19, 2015	Fund C	67	5	—	72	—	17.3	13.0	30.3
September 21, 2015	HoldCo	50	13	2	65	—	20.0	—	20.3
August 18, 2015	Fund E	135	57	1	193	—	34.9	31.0	65.9
July 21, 2015	HoldCo	81	16	3	100	1	35.5	—	35.7
April 8, 2015	HoldCo	45	28	—	73	—	21.5	—	22.1
March 4, 2015	HoldCo	41	39	1	81	—	24.0	—	25.2
2015 Acquisitions		541	211	9	761	1	$202.2	$63.5	$268.2

(1)	Amounts may not total as the total consideration includes amounts of available cash used to fund the acquisitions.

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

Consolidated statement of operations for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Pre-Acquisition			Pre-Acquisition
	Landmark	results of the		Landmark	results of the
	Infrastructure	Drop-down	Consolidated	Infrastructure	Drop-down	Consolidated
	Partners LP	Acquisitions	Results	Partners LP	Acquisitions	Results
Revenue
Rental revenue	$8,504,764	$1,526,674	$10,031,438	$23,665,233	$5,827,915	$29,493,148
Interest income on receivables	296,232	53,592	349,824	720,392	188,578	908,970
Total revenue	8,800,996	1,580,266	10,381,262	24,385,625	6,016,493	30,402,118
Expenses
Management fees to affiliate	—	49,530	49,530	—	195,663	195,663
Property operating	22,914	—	22,914	94,969	1,550	96,519
General and administrative	632,251	—	632,251	2,776,839	—	2,776,839
Acquisition-related	875,136	111,519	986,655	1,210,101	204,160	1,414,261
Amortization	2,474,531	391,220	2,865,751	6,715,810	1,453,732	8,169,542
Impairments	1,235,035	—	1,235,035	1,235,035	—	1,235,035
Total expenses	5,239,867	552,269	5,792,136	12,032,754	1,855,105	13,887,859
Other income and expenses	(2,087,487)	(2,146,761)	(4,234,248)	(11,279,081)	(4,167,217)	(15,446,298)
Net income (loss)	$1,473,642	$(1,118,764)	$354,878	$1,073,790	$(5,829)	$1,067,961

Consolidated statement of operations for the three months ended September 30, 2015:

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	Acquisitions	Partners LP	Acquisitions	Partners LP
	Infrastructure	Prior to	(As Previously Reported	Post	(As Currently
	Partners LP	September 30, 2015	November 5, 2015)	September 30, 2015	Reported)
Revenue
Rental revenue	$5,326,821	$717,496	$6,044,317	$2,762,521	$8,806,838
Interest income on receivables	200,117	785	200,902	—	200,902
Total revenue	5,526,938	718,281	6,245,219	2,762,521	9,007,740
Expenses
Management fees to affiliate	—	18,738	18,738	101,177	119,915
Property operating	7,568	110	7,678	13,504	21,182
General and administrative	462,364	—	462,364	—	462,364
Acquisition-related	817,099	186,195	1,003,294	68,422	1,071,716
Amortization	1,251,433	172,269	1,423,702	676,007	2,099,709
Impairments	302,008	—	302,008	—	302,008
Total expenses	2,840,472	377,312	3,217,784	859,110	4,076,894
Other income and expenses	(2,956,912)	(1,085,881)	(4,042,793)	(1,242,424)	(5,285,217)
Net income (loss)	$(270,446)	$(744,912)	$(1,015,358)	$660,987	$(354,371)

Consolidated statement of operations for the nine months ended September 30, 2015:

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	Acquisitions	Partners LP	Acquisitions	Partners LP
	Infrastructure	Prior to	(As Previously Reported	Post	(As Currently
	Partners LP	September 30, 2015	November 5, 2015)	September 30, 2015	Reported)
Revenue
Rental revenue	$13,148,536	$3,151,768	$16,300,304	$8,004,580	$24,304,884
Interest income on receivables	601,972	3,208	605,180	—	605,180
Total revenue	13,750,508	3,154,976	16,905,484	8,004,580	24,910,064
Expenses
Management fees to affiliate	—	91,650	91,650	296,435	388,085
Property operating	16,462	2,997	19,459	13,504	32,963
General and administrative	2,097,421	9,933	2,107,354	—	2,107,354
Acquisition-related	1,290,451	1,667,825	2,958,276	153,633	3,111,909
Amortization	3,393,421	783,005	4,176,426	1,991,450	6,167,876
Impairments	3,578,744	—	3,578,744	—	3,578,744
Total expenses	10,376,499	2,555,410	12,931,909	2,455,022	15,386,931
Other income and expenses	(5,427,500)	(1,798,300)	(7,225,800)	(3,570,380)	(10,796,180)
Net income (loss)	$(2,053,491)	$(1,198,734)	$(3,252,225)	$1,979,178	$(1,273,047)

Balance Sheet as of December 31, 2015:

	Landmark
	Infrastructure	Pre-Acquisition	Landmark
	Partners LP	results of the	Infrastructure
	(As Previously Reported	Drop-down	Partners LP
	February 16, 2016)	Acquisitions	(As Currently Reported)
Assets
Land	$10,812,784	$2,073,742	$12,886,526
Real property interests	358,074,190	94,603,810	452,678,000
Total land and real property interests	368,886,974	96,677,552	465,564,526
Accumulated amortization of real property interest	(14,114,307)	(2,251,698)	(16,366,005)
Land and net real property interests	354,772,667	94,425,854	449,198,521
Investments in receivables, net	8,136,867	3,998,919	12,135,786
Cash and cash equivalents	1,984,468	—	1,984,468
Rent receivables, net	952,427	388,004	1,340,431
Due from Landmark and affiliates	2,205,853	—	2,205,853
Deferred loan cost, net	3,089,894	—	3,089,894
Deferred rent receivable	676,134	188,845	864,979
Other intangible assets, net	10,731,221	2,384,058	13,115,279
Other assets	1,206,949	—	1,206,949
Total assets	$383,756,480	$101,385,680	$485,142,160
Liabilities and equity
Revolving credit facility	$233,000,000	$—	$233,000,000
Secured debt facility	—	74,135,801	74,135,801
Accounts payable and accrued liabilities	1,683,062	104,459	1,787,521
Other intangible liabilities, net	12,001,093	2,378,802	14,379,895
Prepaid rent	2,980,621	1,149,895	4,130,516
Derivative liabilities	736,231	86,349	822,580
Total liabilities	250,401,007	77,855,306	328,256,313
Commitments and contingencies
Equity	133,355,473	23,530,374	156,885,847
Total liabilities and equity	$383,756,480	$101,385,680	$485,142,160

Consolidated summarized cash flows for the nine months ended September 30, 2016:

		Pre-Acquisition
	Landmark	results of the
	Infrastructure	Drop-down	Consolidated
	Partners LP	Acquisitions	Results
Net cash provided by operating activities	$15,135,506	$2,374,168	$17,509,674
Net cash used in investing activities	(67,596,433)	—	(67,596,433)
Net cash provided by (used in) financing activities	53,826,976	(2,374,168)	51,452,808

Consolidated summarized cash flows for the nine months ended September 30, 2015:

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	Acquisitions	Partners LP	Acquisitions	Partners LP
	Infrastructure	Prior to	(As Previously Reported	Post	(As Currently
	Partners LP	September 30, 2015	November 5, 2015)	September 30, 2015	Reported)
Net cash provided by operating activities	$6,358,768	$417,701	$6,776,469	$4,685,179	$11,461,648
Net cash used in investing activities	(93,341,094)	—	(93,341,094)	—	(93,341,094)
Net cash provided by (used in) financing activities	86,944,314	(417,707)	86,526,607	(4,685,070)	81,841,537

The Pre-Acquisition results of the Acquisitions prior to September 30, 2015 include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-Down Acquisitions prior to September 30, 2015 prior to the acquisition dates for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported November 5, 2015) column refers to periods previously filed within the Partnership’s Form 10-Q as filed on November 5, 2015. The Pre-Acquisition results of the Acquisitions Post September 30, 2015 include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-Down Acquisitions subsequent to the September 21, 2015 acquisition prior to the acquisition dates for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported February 16, 2016) column refers to period previously filed within the Partnership’s Form 10-K as filed on February 16, 2016.

Third Party Acquisitions

During the nine months ended September 30, 2016, the Partnership completed several direct third party acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program”). The acquisitions made under the Unit Exchange Program are collectively referred to as the “Unit Exchange Acquisitions.” Additionally, during the nine months ended September 30, 2016, the Partnership completed several direct third party acquisitions in international locations (the “International Acquisitions”).

The following table presents direct third party acquisitions completed by the Partnership during 2016:

	No. of Tenant Sites			Consideration (in millions)
	Wireless	Outdoor			Common
Acquisition Description	Communication	Advertising	Total	Borrowings	Units	Total
Second Quarter
International Acquisitions	2	—	2	$0.1	$—	$0.1
Unit Exchange Acquisitions	3	—	3	—	1.6	1.6
Total	5	—	5	$0.1	$1.6	$1.7

Third Quarter
International Acquisitions	4	1	5	$0.7	$—	$4.4	(1)
Unit Exchange Acquisitions	1	—	1	—	0.1	0.1
Total	5	1	6	$0.7	$0.1	$4.5

(1)	Amounts may not total as the total consideration includes amounts of available cash used to fund the acquisitions.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	September 30, 2016	December 31, 2015
Land	$17,421,418	$12,886,526
Real property interests – perpetual	98,423,568	97,381,199
Real property interests – finite life	377,694,708	355,296,801
Total land and real property interests	493,539,694	465,564,526
Accumulated amortization of real property interests	(23,391,414)	(16,366,005)
Land and net real property interests	$470,148,280	$449,198,521

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

During the nine months ended September 30, 2016, the Partnership completed the acquisitions as described in Note 3, Acquisitions, and paid total consideration of $192.1 million. During 2015, the Partnership completed the acquisitions as described in Note 3, Acquisitions and paid total consideration of $268.2 million. The Drop-down Acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. During the nine months ended September 30, 2016 the differences totaling $61.5 million between the total consideration of $192.1 million and the historical cost basis of $130.6 million were allocated to the General Partner.  During 2015 the differences totaling $69.4 million between the total consideration of $268.2 million and the historical cost basis of $198.8 million were allocated to the General Partner.

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

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2016	$6,608,634	$115,179,043	$3,309,428	$555,532	$(3,455,437)	$122,197,200
2015(1)	6,473,467	100,986,256	3,210,246	2,533,037	(4,637,609)	108,565,397

(1)	Prior-period financial information retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 for additional information.

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of September 30, 2016, are as follows:

2016 (three months)	$2,805,698
2017	10,107,494
2018	9,842,181
2019	9,566,904
2020	9,332,647
Thereafter	312,648,370
Total	$354,303,294

The weighted average remaining amortization period for non‑perpetual real property interests is 51 years at September 30, 2016.

During the three and nine months ended September 30, 2016, eight of the Partnership’s real property interests were impaired as a result of termination notices received during the quarter. During the three and nine months ended September 30, 2015, five and eighteen, respectively, of the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. During the three and nine months ended September 30, 2016, we recognized impairment charges totaling $1.2 million. During the three and nine months ended September 30, 2015, we recognized impairment charges totaling $0.3 million and $3.6 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero with the remaining lease intangibles amortized over the remaining lease life.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles:

	September 30, 2016	December 31, 2015
Acquired in-place lease
Gross amount	$13,257,230	$12,797,296
Accumulated amortization	(4,021,790)	(2,981,947)
Net amount	$9,235,440	$9,815,349
Acquired above-market leases
Gross amount	$4,919,324	$4,532,919
Accumulated amortization	(1,753,534)	(1,232,989)
Net amount	$3,165,790	$3,299,930
Total other intangible assets, net	$12,401,230	$13,115,279
Acquired below-market leases
Gross amount	$(19,099,230)	$(18,661,698)
Accumulated amortization	5,730,627	4,281,803
Total other intangible liabilities, net	$(13,368,603)	$(14,379,895)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.3 million and $1.0 million as an increase to rental revenue for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.1 million as an increase to rental revenue for the three and nine months ended September 30, 2015, respectively. We recorded amortization of in‑place lease intangibles of $0.4 million and $1.1 million as amortization expense for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $1.1 million as amortization expense for the three and nine months ended September 30, 2015, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2016 follows:

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2016 (three months)	$340,006	$177,990	$(493,219)
2017	1,309,260	592,411	(1,932,907)
2018	1,238,981	404,649	(1,882,659)
2019	1,170,933	358,917	(1,827,728)
2020	1,103,621	279,495	(1,772,759)
Thereafter	4,072,639	1,352,328	(5,459,331)
Total	$9,235,440	$3,165,790	$(13,368,603)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Predecessor to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the Drop-down Acquisitions from Landmark and affiliates as described in footnote 3 Acquisitions, the Partnership acquired additional investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 7.7% to 14.3%.

Interest income recognized on the receivables totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.

The following table reflects the activity in investments in receivables:

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Investments in receivables – beginning	$12,135,786	$8,665,274
Acquisitions	5,045,995	4,130,200
Fair value adjustment	239,104	11,862
Repayments	(669,470)	(695,948)
Interest accretion	30,349	24,398
Investments in receivables – ending	$16,781,764	$12,135,786

Annual amounts due as of September 30, 2016, are as follows:

2016 (three months)	$578,735
2017	2,472,795
2018	2,298,068
2019	1,822,544
2020	1,810,831
Thereafter	23,900,719
Total	$32,883,692
Interest	$16,101,928
Principal	16,781,764
Total	$32,883,692

7. Debt

The following table summarizes the Partnership’s debt:

	Original	Maturity	Outstanding Balance
	Commitments	Date	September 30, 2016	December 31, 2015
Revolving credit facility	$250,000,000	November 19, 2019	$179,000,000	$233,000,000

Secured debt facility	82,000,000	December 17, 2018	—	76,235,030
Deferred loan costs			—	(2,099,229)
Secured debt facility, net			—	74,135,801

Series 2016-1 Class A	91,500,000	June 1, 2021	91,208,700	—
Series 2016-1 Class B	25,100,000	June 1, 2021	25,100,000	—
Secured Notes	116,600,000		116,308,700	—
Discount on Secured Notes			(16,283)	—
Deferred loan costs			(3,753,008)	—
Secured Notes, net			$112,539,409	$—

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity.  As of September 30, 2016, there was $71.0 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of September 30, 2016, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the Obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the Guarantor and the Obligors were amended to contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. As of September 30, 2016, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of September 30, 2016, are as follows:

2016 (three months)	$291,300
2017	1,746,600
2018	2,913,000
2019	4,083,000
2020	5,249,400
Thereafter	102,025,400
Total	$116,308,700

Interest Expense

The Partnership incurred interest expense of $3.7 million and $10.3 million for the three and nine months ended September 30, 2016, respectively, and $2.8 million and $7.9 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015 we had interest payable of $0.3 million and $0.4 million, respectively. The Partnership recorded $0.5 million and $1.3 million of deferred loan costs amortization, which is included in interest expense, for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively.

Drop-down Acquisitions

Interest expense for the three and nine months ended September 30, 2016 includes retroactive adjustments of $0.5 million and $2.5 million, respectively, associated with the Acquired Funds’ secured debt facilities. Prior-period information has been retroactively adjusted to include $1.4 million and $4.3 million of interest expense for the three and nine months ended September 30, 2015, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

In connection with the acquisition of the Acquired Funds, cash proceeds were used to repay the Acquired Funds’ secured indebtedness as part of the Acquired Funds’ respective liquidations. In connection with the acquisition of Fund G, Fund F, Fund C and Fund E, $74.6 million, $24.5 million, $15.1 million and $29.2 million was used to repay each funds’ secured indebtedness, respectively. At the time of each Fund acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million and $0.9 million related to the secured debt facilities was recorded as a loss on extinguishment of debt during the three and nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements:

Date	Notional	Fixed	Effective	Maturity	Fair Value Liability at
Entered	Value	Rate	Date	Date	September 30, 2016	December 31, 2015
December 24, 2014	$ 70,000,000	4.02%	12/24/2014	12/24/2018	$(1,134,521)	$(645,464)
February 5, 2015	25,000,000	3.79	4/13/2015	4/13/2019	(304,969)	(26,369)
August 24, 2015	50,000,000	4.24	10/1/2015	10/1/2022	(1,954,528)	(64,398)
March 23, 2016	50,000,000	4.17	12/24/2018	12/24/2021	(671,668)	—
March 31, 2016	20,000,000	4.06	12/24/2018	12/24/2021	(211,266)	—
March 31, 2016	25,000,000	4.13	4/13/2019	4/13/2022	(280,982)	—
April 1, 2015	10,000,000	4.21	4/1/2015	(1)	—	(29,494)
December 30, 2015	50,000,000	4.11	1/4/2016	(1)	—	(56,855)
					$(4,557,934)	$(822,580)
(1)

Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control and the Acquired Funds’ interest rate swap agreements were terminated in connection with the repayment of the Acquired Funds’ secured indebtedness as a result of the Partnership’s acquisition of the Acquired Funds.

During the three and nine months ended September 30, 2016, the Partnership recorded a gain of $1.2 million and a loss of $3.7 million, respectively, and for the three and nine months ended September 30, 2015, the Partnership recorded a loss of $1.6 million and $2.1 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated and combined statements of operations.

Prior-period information has been retroactively adjusted to include an unrealized loss on derivative financial instruments related to the Acquired Funds’ interest rate swap agreements of $27,945 for the three months ended September 30, 2015 and an unrealized loss on derivative financial instruments of $165,719 for the nine months ended September 30, 2015. Prior-period information has been retroactively adjusted to include a realized loss on derivative financial instruments related to the Acquired Funds’ interest rate swap agreements of $13,823 for the three and nine months ended September 30, 2015. The Acquired Funds’ interest rate swap agreements were terminated in connection with the repayment of the Acquired Funds’ secured indebtedness as a result of the Partnership’s acquisition of the Acquired Funds.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at September 30, 2016. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed:

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$(416,408)	$(1,925,141)	$322,386	$(2,407,433)
February 5, 2015	4/13/2019	(6,391)	(627,190)	296,968	(838,455)
August 24, 2015	10/1/2022	(643,227)	(3,583,687)	757,009	(4,917,157)
March 23, 2016	12/24/2021	(18,078)	(1,506,902)	683,481	(2,286,900)
March 31, 2016	12/24/2021	53,766	(539,423)	333,257	(850,218)
March 31, 2016	4/13/2022	45,351	(696,304)	393,235	(1,086,584)

9. Equity

The table below summarizes changes in the number of units outstanding for the nine months ended September 30, 2016 and 2015 (in units):

			Series A	Series B
	Common	Subordinated	Preferred	Preferred
Balance at December 31, 2014	4,702,665	3,135,109	—	—
Issuance of Common Units - May 20, 2015	3,000,000	—	—	—
Issuance of units in connection with the Fund E acquisition	1,998,852	—	—	—
Unit-based compensation	5,050	—	—	—
Balance at September 30, 2015	9,706,567	3,135,109	—	—

Balance at December 31, 2015	11,820,144	3,135,109	—	—
Issuance of Series A Preferred Units - April 4, 2016	—	—	800,000	—
Issuance of Series B Preferred Units - August 8, 2016	—	—	—	1,840,000
Issuance of units in connection with the Fund G acquisition	3,592,430	—	—	—
ATM Programs	405,156	—	63,657	—
Unit Exchange Program	110,678	—	—	—
Unit-based compensation	9,840	—	—	—
Balance at September 30, 2016	15,938,248	3,135,109	863,657	1,840,000

In connection with the acquisition of the Acquired Funds, the Partnership issued Common Units as partial consideration for the transactions as part of the Acquired Fund’s respective liquidations. The Common Units were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. See Note 3 Acquisitions and Note 12, Related-Party Transactions for additional information.

On May 20, 2015, the Partnership closed a public offering of an additional 3,000,000 Common Units at a price to the public of $16.75 per Common Unit, or $15.9125 per Common Unit net of the underwriters’ discount. We received net proceeds of $46.9 million after deducting the underwriters’ discount and offering expenses paid by us of $3.3 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

On December 3, 2015, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on December 30, 2015 and permits us to issue and sell Common and Preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $250.0 million.

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2016, the Partnership issued 405,156 Common Units under our Common Unit ATM Program, generating proceeds of approximately $6.9 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the nine months ended September 30, 2016, under the Unit Exchange Program we completed acquisitions of four wireless communication tenant sites in exchange for 110,678 Common Units, valued at approximately $1.7 million as described in Note 3, Acquisitions.

On April 4, 2016, the Partnership completed a public offering of $20.0 million of 8.0% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $18.4 million after deducting underwriters’ discounts and offering expenses paid by us of $1.6 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

Distributions on the Series A Preferred Units are cumulative from the date of original issuance and will be payable quarterly in arrears on the 15th day of January, April, July and October of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series A Preferred Units was paid on July 15, 2016 in an amount equal to $0.5611 per unit. Distributions on the Series A Preferred Units will accumulate at a rate of 8.0% per annum per $25.00 stated liquidation preference per Series A Preferred Unit. In connection with the closing of the Series A Preferred Unit offering, on April 4, 2016, the Partnership executed the Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP for the purpose of updating the form of Partnership Agreement and defining the preferences, rights, powers and duties of holders of Series A Preferred Units.

On June 24, 2016, the Partnership established a Preferred Unit at-the-market offering program (the “Preferred Unit ATM Program” and together with the Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2016, the Partnership issued 63,657 Series A Preferred Units under our Preferred Unit ATM Program, generating proceeds of approximately $1.6 million before issuance costs.

On August 8, 2016, the Partnership completed a public offering of $46.0 million of 7.9% Series B Cumulative Redeemable Perpetual Preferred Units, at a price of $25.00 per unit, representing limited partner interests in the Partnership (“Series B Preferred Units” and together with the Series A Preferred Units “Preferred Units”). The Partnership issued 1,840,000 Series B Preferred Units, which included the full exercise of the underwriters’ option to purchase an additional 240,000 Series B Preferred Units. We received net proceeds of approximately $44.3 million after deducting underwriters’ discounts and offering expenses paid by us of $1.5 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

Distributions on the Series B Preferred Units are cumulative from the date of the original issuance and will be payable quarterly in arrears on the 15th day of February, May, August and November of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series B Preferred Units will be payable on November 15, 2016 in an amount equal to $0.5321527 per unit. Distributions on the Series B Preferred Units will accumulate at a rate of 7.9% per annum per $25.00 stated liquidation preference per Series B Preferred Unit. The Series B Preferred Units will rank on parity to our Series A Preferred Units with respect to distributions and distributions upon a liquidation event. In connection with the closing of the Series B Preferred Unit offering, on August 8, 2016, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (the “Partnership Agreement”) for the purpose of updating the form of Partnership Agreement and defining the preferences, rights, powers and duties of holders of Series B Preferred Units.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

			Distribution	Total
Quarter Ended	Declaration Date	Distribution Date	Per Unit	Distribution
Common and Subordinated Units
March 31, 2015	April 23, 2015	May 14, 2015	$0.2975	$2,332,038
June 30, 2015	July 21, 2015	August 14, 2015	0.3075	3,334,168
September 30, 2015	October 22, 2015	November 13, 2015	0.3175	4,077,232
December 31, 2015	January 28, 2016	February 12, 2016	0.3250	4,863,655
March 31, 2016	April 20, 2016	May 13, 2016	0.3300	4,953,601
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089,072
September 30, 2016 (1)	October 26, 2016	November 15, 2016	0.3375	7,628,959

Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	0.5611	448,880
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	431,829

Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	0.5322	979,161

(1)

On October 26, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3375 per common and subordinated unit, or $1.35 per unit on an annualized basis, including IDRs, but excluding distributions on Preferred Units, for the quarter ended September 30, 2016.  This distribution is payable on November 15, 2016 to common and subordinated unitholders of record as of November 7, 2016.

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

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any Preferred Unit distributions and General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net income (loss) per unit includes the effects of potentially dilutive units on our common and subordinated units. Net income (loss) related to the Drop-down Assets prior to the Partnership’s acquisition dates of each transaction is allocated to the General Partner.

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to limited partners	$1,473,642	$(270,446)	$1,073,790	$(2,053,491)
Less:
Distributions declared on Preferred Units	(951,426)	—	(1,333,648)	—
General partner's incentive distribution rights	(27,326)	—	(32,385)	—
Net income (loss) attributable to common and subordinated unitholders	494,890	(270,446)	(292,243)	(2,053,491)
Distributions declared on common units	(6,543,534)	(3,081,835)	(14,504,138)	(6,851,301)
Distributions declared on subordinated units	(1,058,099)	(995,397)	(3,135,109)	(2,892,138)
Undistributed net loss	$(7,106,743)	$(4,347,678)	$(17,931,490)	$(11,796,930)

The calculation of net income (loss) per common and subordinated unit for the three months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$6,543,534	$1,058,099	$3,081,835	$995,397
Undistributed net loss	(5,739,143)	(1,367,600)	(3,155,808)	(1,191,870)
Net income (loss) attributable to common and subordinated units - basic	804,391	(309,501)	(73,973)	(196,473)
Net income (loss) attributable to common and subordinated units - diluted	$804,391	$(309,501)	$(73,973)	$(196,473)

Weighted-average units outstanding:
Basic	13,426,557	3,135,109	8,663,688	3,135,109
Diluted	13,426,557	3,135,109	8,663,688	3,135,109

Net income (loss) per common and subordinated unit:
Basic	$0.06	$(0.10)	$(0.01)	$(0.06)
Diluted	$0.06	$(0.10)	$(0.01)	$(0.06)

The calculation of net loss per unit for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine months ended September 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$14,504,138	$3,135,109	$6,851,301	$2,892,138
Undistributed net loss	(14,280,943)	(3,650,547)	(7,718,662)	(4,078,268)
Net income (loss) attributable to common and subordinated units - basic	223,195	(515,438)	(867,361)	(1,186,130)
Net loss attributable to subordinated units	(515,438)	—	—	—
Net loss attributable to common and subordinated units - diluted	$(292,243)	$(515,438)	$(867,361)	$(1,186,130)

Weighted-average units outstanding:
Basic	12,394,029	3,135,109	6,500,519	3,135,109
Effect of diluted subordinated units	3,135,109	—	—	—
Diluted	15,529,138	3,135,109	6,500,519	3,135,109

Net income (loss) per common and subordinated unit:
Basic	$0.02	$(0.16)	$(0.13)	$(0.38)
Diluted (1)	$(0.02)	$(0.16)	$(0.13)	$(0.38)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the nine months ended September 30, 2016, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements:

	September 30, 2016		December 31, 2015
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$16,781,764	$16,845,284	$12,135,786	$12,400,960
Revolving credit facility	179,000,000	179,000,000	233,000,000	233,000,000
Secured debt facility, net	—	—	74,135,801	74,135,801
Secured Notes, net	112,539,409	112,539,409	—	—

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

As of September 30, 2016 and December 31, 2015, the Partnership measured the following assets and liabilities at fair value on a recurring basis:

	September 30, 2016	December 31, 2015
Derivative Liabilities(1)	$4,557,934	$822,580

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. For the three and nine months ended September 30, 2016, Landmark reimbursed us $0.4 million and $2.0 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap, and $0.3 million and $1.5 million for the three and nine months ended September 30, 2015, respectively.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. During the three and nine months ended September 30, 2016, we incurred $12,500 and $37,500, respectively, of license fees related to the AIF patent license agreement.

Right of First Offer

In connection with the IPO, certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Partnership completed the following ROFO acquisitions:

			Total No. of	Total	Total	Common Units
		Total No.	Investments in	Consideration	Common Units	Issued to Landmark
Acquisition Date	Acquired Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
August 30, 2016	Fund G	386	5	$140.3	3,592,430	25,220
November 19, 2015	Fund F	136	—	44.5	1,266,317	217,133
November 19, 2015	Fund C	72	—	30.3	847,260	123,405
August 18, 2015	Fund E	193	—	65.9	1,998,852	171,737

See further discussion in Note 3, Acquisitions for additional information.

Management Fee

In accordance with the limited liability company agreements for each of the Acquired Funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the three and nine months ended September 30, 2015, financial information has been retroactively adjusted to include management fees of $0.1 million and $0.4 million, respectively, incurred by the Acquired Funds during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into a management agreement, dated as of June 16, 2016 (the “Secured Notes Management Agreement”), with the General Partner. Pursuant to the Secured Notes Management Agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the Secured Notes Management Agreement. The Secured Tenant Site Assets’ Management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $4,259 of secured tenant site assets’ management fees during the three and nine months ended September 30, 2016.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of September 30, 2016, no such fees have been incurred.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. Accordingly, based on the cash distribution declared on October 26, 2016, our General Partner will receive 15% of the cash distribution in excess of our second target distribution as defined in our Partnership agreement for the quarter ended September 30, 2016.

Due from Affiliates

At September 30, 2016 and December 31, 2015, the General Partner and its affiliates owed $1.0 million and $2.2 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

13. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising and renewable power generation for all periods presented.

The Partnership’s wireless communication segment consists of leasing real property interests and financing to companies in the wireless communication industry in the United States. The Partnership’s outdoor advertising segment consists of leasing real property interests to companies in the outdoor advertising industry in the United States. The Partnership’s renewable power generation segment consists of leasing real property interests and financing to companies in the renewable power industry in the United States. Items that are not included in any of the reportable segments are included in the corporate category.

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

The statements of operations for the reportable segments are as follows:

For the three months ended September 30, 2016:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,522,964	$2,058,097	$450,377	$—	$10,031,438
Interest income on receivables	177,065	—	172,759	—	349,824
Total revenue	7,700,029	2,058,097	623,136	—	10,381,262
Expenses
Management fees to affiliate	27,820	21,060	650	—	49,530
Property operating	—	12,659	10,255	—	22,914
General and administrative	—	—	—	632,251	632,251
Acquisition-related	115,314	24,691	—	846,650	986,655
Amortization	2,424,606	344,272	96,873	—	2,865,751
Impairments	1,130,397	104,638	—	—	1,235,035
Total expenses	3,698,137	507,320	107,778	1,478,901	5,792,136
Total other income and expenses	—	—	—	(4,234,248)	(4,234,248)
Net income (loss)	$4,001,892	$1,550,777	$515,358	$(5,713,149)	$354,878

For the three months ended September 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,935,254	$1,833,861	$37,723	$—	$8,806,838
Interest income on receivables	200,902	—	—	—	200,902
Total revenue	7,136,156	1,833,861	37,723	—	9,007,740
Expenses
Management fees to affiliate	79,769	40,146	—	—	119,915
Property operating	14,358	6,824	—	—	21,182
General and administrative	—	—	—	462,364	462,364
Acquisition-related	239,417	15,200	—	817,099	1,071,716
Amortization	1,826,091	259,501	14,117	—	2,099,709
Impairments	140,938	161,070	—	—	302,008
Total expenses	2,300,573	482,741	14,117	1,279,463	4,076,894
Total other income and expenses	—	—	—	(5,285,217)	(5,285,217)
Net income (loss)	$4,835,583	$1,351,120	$23,606	$(6,564,680)	$(354,371)

For the nine months ended September 30, 2016:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$22,396,039	$6,107,934	$989,175	$—	$29,493,148
Interest income on receivables	547,016	—	361,954	—	908,970
Total revenue	22,943,055	6,107,934	1,351,129	—	30,402,118
Expenses
Management fees to affiliate	111,280	83,258	1,125	—	195,663
Property operating	55,498	24,578	16,443	—	96,519
General and administrative	—	—	—	2,776,839	2,776,839
Acquisition-related	201,914	24,691	8,292	1,179,364	1,414,261
Amortization	7,019,485	964,440	185,617	—	8,169,542
Impairments	1,130,397	104,638	—	—	1,235,035
Total expenses	8,518,574	1,201,605	211,477	3,956,203	13,887,859
Total other income and expenses	373,779	—	—	(15,820,077)	(15,446,298)
Net income (loss)	$14,798,260	$4,906,329	$1,139,652	$(19,776,280)	$1,067,961

For the nine months ended September 30, 2015:

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$19,298,980	$4,935,470	$70,434	$—	$24,304,884
Interest income on receivables	605,180	—	—	—	605,180
Total revenue	19,904,160	4,935,470	70,434	—	24,910,064
Expenses
Management fees to affiliate	262,066	126,019	—	—	388,085
Property operating	22,673	10,290	—	—	32,963
General and administrative	—	—	—	2,107,354	2,107,354
Acquisition-related	1,745,340	76,117	—	1,290,452	3,111,909
Amortization	5,387,733	754,285	25,858	—	6,167,876
Impairments	3,125,596	453,148	—	—	3,578,744
Total expenses	10,543,408	1,419,859	25,858	3,397,806	15,386,931
Total other income and expenses	9,524	72,502	—	(10,878,206)	(10,796,180)
Net income (loss)	$9,370,276	$3,588,113	$44,576	$(14,276,012)	$(1,273,047)

The Partnership’s total assets by segment were:

	September 30, 2016	December 31, 2015
Segments
Wireless communication	$385,534,605	$375,550,274
Outdoor advertising	89,325,510	84,917,273
Renewable power generation	27,036,735	16,146,474
Corporate assets	8,825,908	8,528,139
Total assets	$510,722,758	$485,142,160

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

In connection with the Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests.  Upon the closing of these acquisitions, the Partnership is obligated to pay cash consideration of approximately $11.3 million to the property owner and to issue 221,729 Common Units to Fund G as additional consideration.

As of September 30, 2016, the Partnership had approximately $59.5 million of real property interest subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

15. Tenant Concentration

For the three and nine months ended September 30, 2016 and 2015, the Partnership had the following tenant revenue concentrations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2016	2015	2016	2015
T-Mobile	14.6%	15.7%	14.7%	16.0%
Verizon	11.1%	10.8%	10.7%	10.8%
Sprint	11.9%	12.4%	12.0%	13.1%
AT&T Mobility	12.4%	13.1%	12.5%	12.8%
Crown Castle	11.1%	11.1%	11.3%	11.7%

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

16. Supplemental Cash Flow Information

Noncash activities for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Capital contribution to fund general and administrative expense reimbursement	$415,107	$291,115
Purchase price for acquisitions included in due to Landmark and affiliates	179,318	—
Unit Exchange Program acquisitions	1,707,745	—
Distributions payable to preferred unitholders	884,768	—
Offering costs included in accounts payable and accrued liabilities	501,936	—
Deferred loan costs included in accounts payable and accrued liabilities	235,000	—
Purchase price for acquisitions included in accounts payable	405,407	—

Cash flows related to interest paid was as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$9,239,006	$6,223,147

17. Subsequent Events

On October 12, 2016, the Partnership entered into a definitive agreement pursuant to which it acquired 100% of the equity interests in certain entities that own approximately 4,000 acres of land in California from Recurrent Energy Landco LLC, in exchange for cash consideration of approximately $73 million (the “Recurrent Transaction”). The Recurrent Transaction closed on October 31, 2016 and the purchase price was primarily funded with borrowings under the Partnership’s existing revolving credit facility.

On October 19, 2016, the Partnership completed a public offering of 3,450,000 Common Units, which includes the full exercise of the underwriters’ option to purchase 450,000 Common Units, at a price to the public of $16.30 per Common Unit, or $15.53 per Common Unit net of the underwriters’ discount. We received net proceeds of $53.3 million after deducting the underwriters’ discount and offering expenses paid by us of $2.9 million. The net proceeds from the offering were used to repay our revolving credit facility.

On October 19, 2016, we exercised our option to increase the available commitments under our revolving credit facility for an additional $32.0 million, resulting in aggregate commitments of $282.0 million under the revolving credit facility.

On October 26, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3375 per unit, or $1.35 per unit on an annualized basis, for the quarter ended September 30, 2016. This distribution is payable on November 15, 2016 to unitholders of record as of November 7, 2016.

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

 Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2015, Current Report on Form 8-K filed on November 3, 2016, and other factors noted in this Quarterly Report on Form 10-Q could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are effectively triple net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 93% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of September 30, 2016, we had a 97% occupancy rate with 1,900 of our 1,958 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized or realized gain or loss on derivatives, loss on early extinguishment of debt, gain on sale of real property interest, unit‑based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents, and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid, maintenance capital expenditures and Preferred Units distributions. Distributable cash flow will not reflect changes in working capital balances.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Partnership completed four and eight drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

During the nine months ended September 30, 2016, the Partnership completed four drop-down acquisitions of an aggregate of 504 tenant sites and related real property interests and 12 investments in receivables from Landmark and affiliates in exchange for total consideration of $192.1 million. Additionally, during the nine months ended September 30, 2016 the Partnership acquired 11 tenant sites and related real property interest from third parties for total consideration of $6.2 million. During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of an aggregate of 761 tenant sites and related real property interests from Landmark and affiliates in exchange for total consideration of $268.2 million.

Of the assets acquired by the Partnership from Landmark and affiliates in 2016 and 2015, 787 of these tenant sites and 5 investments in receivables were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”), Landmark Dividend Growth Fund-F LLC (“Fund F”), Landmark Dividend Growth Fund-C LLC (“Fund C”) and Landmark Dividend Growth Fund-E LLC (“Fund E” and together with Fund G, Fund F and Fund C, the “Acquired Funds”) for total consideration of $281.0 million.

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

Factors That May Influence Future Results of Operations

Acquisitions of Additional Real Property Interests

We intend to pursue acquisitions of real property interests from Landmark and its affiliates, including those real property interests subject to our right of first offer. We also intend to pursue acquisitions of real property interests from third parties, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we would pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. We expect the vast majority of our acquisitions will include leases with tenants that are large, publicly traded companies (or their affiliates) that have a national footprint (“Tier 1”) or tenants whose sub‑tenants are Tier 1 companies and for our renewable power generation segment includes tenants with Power Purchase Agreements with subsidiaries or affiliates of publicly traded companies. Additionally, we focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our portfolio of real property interests into other fragmented infrastructure asset classes and may pursue acquisitions internationally.

On October 12, 2016, the Partnership entered into a definitive agreement to acquire 100% of the equity interests in certain entities that own approximately 4,000 acres of land in California from Recurrent Energy Landco LLC, in exchange for cash consideration of approximately $73 million (the “Recurrent Transaction”). The Recurrent Transaction closed on October 31, 2016 and the purchase price was primarily funded with borrowings under the Partnership’s existing revolving credit facility.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the year ended December 31, 2015. As of September 30, 2016 and 2015, we had 1,958 and 1,769 available tenant sites with 1,900 and 1,746 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Revenue
Rental revenue	$10,031,438	$8,806,838	$1,224,600
Interest income on receivables	349,824	200,902	148,922
Total revenue	10,381,262	9,007,740	1,373,522
Expenses
Management fees to affiliate	49,530	119,915	(70,385)
Property operating	22,914	21,182	1,732
General and administrative	632,251	462,364	169,887
Acquisition-related	986,655	1,071,716	(85,061)
Amortization	2,865,751	2,099,709	766,042
Impairments	1,235,035	302,008	933,027
Total expenses	5,792,136	4,076,894	1,715,242
Other income and expenses
Interest expense	(3,663,180)	(2,788,639)	(874,541)
Loss on early extinguishment of debt	(1,703,468)	(902,625)	(800,843)
Realized loss on derivatives	(99,071)	(13,823)	(85,248)
Unrealized gain (loss) on derivatives	1,231,471	(1,580,130)	2,811,601
Total other income and expenses	(4,234,248)	(5,285,217)	1,050,969
Net income (loss)	$354,878	$(354,371)	$709,249

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Rental Revenue

Rental revenue increased $1,224,600, $1,186,033 of which was due to the greater number of assets in the portfolio during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $7,522,964, $2,058,097, and $450,377, or 75%, 21%, and 4% of total rental revenue, respectively, during the three months ended September 30, 2016, compared to $6,935,254, $1,833,861, and $37,723, or 79%, 21%, and less than 1% of total rental revenue, respectively, during the three months ended September 30, 2015. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at September 30, 2016 compared to 98%, 100%, and 100%, respectively, at September 30, 2015. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,803, $1,370, and $2,735, respectively, during the three months ended September 30, 2016 compared to $1,752, $1,298, and $1,614, respectively, during the three months ended September 30, 2015.

Interest Income on Receivables

Interest income on receivables increased $148,922 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as a result of the acquisitions of certain solar sites accounted for as investments in receivables in connection with the Drop-down Acquisitions from Landmark and affiliates as described in footnote 3, Acquisitions. The Partnership acquired additional investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 8.2% to 14.3%. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. We expect to reinvest the principal payments received into additional real property interests. Interest income on receivables is generated from our wireless communication and renewable power generation segments.

Management Fees to Affiliate

Management fees to affiliates decreased $70,385 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to $49,530 and $119,915 of management fees to affiliates that are associated with the Acquired Funds during the three months ended September 30, 2016 and 2015, respectively. Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Acquired Funds’ assets was terminated in connection with the Partnership’s acquisition of the Acquired Funds. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $169,887 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in additional accounting, tax and legal related expenses. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the three months ended September 30, 2016 and 2015, Landmark reimbursed us $415,107 and $291,115, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses decreased $85,061 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of the number of acquisitions by Landmark. The acquisitions made under common control from Landmark and affiliates require the prior periods retroactively adjusted to furnish comparative information. The Drop-down Acquisitions included 33 and 86 tenant sites acquired by Landmark and affiliates during the three months ended September 30, 2016 and 2015, respectively. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. As such, the three months ended September 30, 2016 and 2015 acquisition-related expenses includes retroactive adjustments of $111,519 and $254,617, respectively, associated with the Drop-down Assets.

Amortization

Amortization expense increased $766,042 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of having 1,958 tenant sites as of September 30, 2016 compared to 1,769 tenant sites as of September 30, 2015. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 contributing to a full period of amortization.

Impairments

Impairments increased $933,027 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to eight lease terminations in our wireless communication and outdoor advertising segments during the three months ended September 30, 2016. During the three months ended September 30, 2016, eight of the Partnership’s real property interests were impaired for $1.2 million as a result of termination notices received during the quarter compared to five of Partnership’s real property interest impaired for $0.3 million as a result of termination notices received during the three months ended September 30, 2015. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of September 30, 2016, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of past consolidation is already reflected in our occupancy rates.

Interest Expense

Interest expense increased $874,541 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the increase in average outstanding debt balances during the three months ended September 30, 2016 compared to the average outstanding balances for the three months ended September 30, 2015. On June 16, 2016, the Partnership issued its Class A and Class B Secured Notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of September 30, 2016, the Partnership had $145.0 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $179.0 million outstanding under the revolving credit facility as of September 30, 2016.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $1.4 million related to the Acquired Funds’ secured debt facilities for the three months ended September 30, 2015. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.3 million for the three months ended September 30, 2015.

Loss on Early Extinguishment of Debt

In connection with the acquisition of the Acquired Funds, cash proceeds were used to repay the Acquired Fund’s secured indebtedness as part of the Acquired Fund’s respective liquidations. In connection with the acquisition of Fund G during the three months ended September 30, 2016 and Fund E during the three months ended September 30, 2015, $74.6 million and $29.2 million was used to repay each funds’ secured indebtedness, respectively. At the time of each Fund acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million and $0.9 million related to the secured debt facilities was recorded as a loss on extinguishment of debt during the three months ended September 30, 2016 and 2015, respectively.

Realized Loss and Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain (loss) recorded for the three months ended September 30, 2016 and 2015 reflects the change in fair value of these contracts during those periods.

In connection with the acquisition of Fund G and Fund E, the interest rate swaps held by the funds were terminated. The realized loss of $99,071 recognized during the three months ended September 30, 2016 reflects the termination of interest rate swap agreements of Fund G. The realized loss of $13,823 recognized during the three months ended September 30, 2015 reflects the termination of interest rate swap agreements of Fund E.

The following table summarizes the consolidated and combined statement of operations of our Partnership for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Revenue
Rental revenue	$29,493,148	$24,304,884	$5,188,264
Interest income on receivables	908,970	605,180	303,790
Total revenue	30,402,118	24,910,064	5,492,054
Expenses
Management fees to affiliate	195,663	388,085	(192,422)
Property operating	96,519	32,963	63,556
General and administrative	2,776,839	2,107,354	669,485
Acquisition-related	1,414,261	3,111,909	(1,697,648)
Amortization	8,169,542	6,167,876	2,001,666
Impairments	1,235,035	3,578,744	(2,343,709)
Total expenses	13,887,859	15,386,931	(1,499,072)
Other income and expenses
Interest expense	(10,282,184)	(7,867,131)	(2,415,053)
Loss on early extinguishment of debt	(1,703,468)	(902,625)	(800,843)
Realized loss on derivatives	(99,071)	(13,823)	(85,248)
Unrealized loss on derivatives	(3,735,354)	(2,094,627)	(1,640,727)
Gain on sale of real property interests	373,779	82,026	291,753
Total other income and expenses	(15,446,298)	(10,796,180)	(4,650,118)
Net income (loss)	$1,067,961	$(1,273,047)	$2,341,008

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Rental Revenue

Rental revenue increased $5,188,264, $4,564,551 of which was due to the greater number of assets in the portfolio during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $22,396,039, $6,107,934, and $989,175, or 76%, 21%, and 3% of total rental revenue, respectively, during the nine months ended September 30, 2016, compared to $19,298,980, $4,935,470, and $70,434, or 79%, 20%, and less than 1% of total rental revenue, respectively, during the nine months ended September 30, 2015. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at September 30, 2016 compared to 98%, 100%, and 100%, respectively, at September 30, 2015. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,788, $1,365, and $2,273, respectively, during the nine months ended September 30, 2016 compared to $1,730, $1,247, and $1,331, respectively, during the nine months ended September 30, 2015.

Interest Income on Receivables

Interest income on receivables increased $303,790 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of the acquisition of certain solar sites accounted for as investments in receivables in connection with the Drop-down Acquisitions from Landmark and affiliates as described in footnote 3, Acquisitions. The Partnership acquired additional investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 8.2% to 14.3%. The acquisitions made under common control from Landmark and affiliates require the prior periods to be retroactively adjusted to furnish comparative information. As such, the nine months ended September 30, 2016 and 2015 interest income on receivables includes retroactive adjustments of $188,578 and $3,208, respectively associated with the Drop-down Assets. We expect the amount of interest income on receivables to decline as the principal balance of the receivables amortize. Interest income on receivables is generated from our wireless communication and renewable power generation segments.

Management Fees to Affiliate

Management fees to affiliates decreased $192,422 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to $195,663 and $388,085 of management fees to affiliates that are associated with the Acquired Funds during the nine months ended September 30, 2016 and 2015, respectively. Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Acquired Funds’ assets was terminated in connection with the Partnership’s acquisition of the Acquired Funds. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $669,485 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to an increase primarily in tax preparation and consulting related expenses. Pursuant to the terms of our Omnibus Agreement, we will reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to the cap described above. For the nine months ended September 30, 2016 and 2015, Landmark reimbursed us $2,034,077 and $1,465,040, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Acquisition‑Related

Acquisition‑related expenses decreased $1,697,648 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of the number of acquisitions by Landmark. The acquisitions made under common control from Landmark and affiliates require the prior periods retroactively adjusted to furnish comparative information. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. The Drop-down Acquisitions included 83 and 303 tenant sites acquired by Landmark and affiliates during the nine months ended September 30, 2016 and 2015, respectively. As such, the nine months ended September 30, 2016 and 2015 acquisition-related expenses includes retroactive adjustments of $204,160 and $1,821,458, respectively associated with the Drop-down Assets.

Amortization

Amortization expense increased $2,001,666 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of having 1,958 tenant sites as of September 30, 2016 compared to 1,769 tenant sites as of September 30, 2015. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 contributing to a full period of amortization.

Impairments

Impairments decreased $2,343,709 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to eighteen lease terminations in our wireless communication and outdoor advertising segments during the nine months ended September 30, 2015 compared to eight during the nine months ended September 30, 2016. As a result of T‑Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. As of September 30, 2016, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of past consolidation is already reflected in our occupancy rates.

Interest Expense

Interest expense increased $2,415,053 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to the increase in average outstanding debt balances during the nine months ended September 30, 2016 compared to the average outstanding balances for the nine months ended September 30, 2015. On June 16, 2016, the Partnership issued its Class A and Class B Secured Notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02% (weighted average of 4.27%), respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of September 30, 2016, the Partnership had $145.0 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $179.0 million outstanding under the revolving credit facility as of September 30, 2016.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $4.3 million related to the Acquired Funds’ secured debt facility for the nine months ended September 30, 2015. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $1.0 million for the nine months ended September 30, 2015.

Loss on Early Extinguishment of Debt

In connection with the acquisition of the Acquired Funds, cash proceeds were used to repay the Acquired Fund’s secured indebtedness as part of the Acquired Fund’s respective liquidations. In connection with the acquisition of Fund G and Fund E, $74.6 million and $29.2 million was used to repay each funds’ secured indebtedness, respectively. At the time of each Fund acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million and $0.9 million related to the secured debt facilities was recorded as a loss on extinguishment of debt during the nine months ended September 30, 2016 and 2015, respectively.

Realized and Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the nine months ended September 30, 2016 and 2015 reflects the change in fair value of these contracts during those periods.

In connection with the acquisition of Fund G and Fund E, the interest rate swaps held by the funds were terminated. The realized loss of $99,071 recognized during the three months ended September 30, 2016 reflects the termination of interest rate swap agreements of Fund G. The realized loss of $13,823 recognized during the three months ended September 30, 2015 reflects the termination of interest rate swap agreements of Fund E.

Gain on Sale of Real Property Interests

During the nine months ended September 30, 2016, we recognized a gain on the sale of real property interest of $0.4 million related to the sale of one wireless communication site. During the nine months ended September 30, 2015, we recognized a gain on the sale of real property interest of $0.1 million related to one tenant site lost to eminent domain proceeding.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015*	2016	2015*
Net cash provided by operating activities	$4,973,233	$3,009,265	$17,509,674	$11,461,648
Unit-based compensation	—	(8,750)	(105,000)	(96,250)
Unrealized gain (loss) on derivatives	1,231,471	(1,580,130)	(3,735,354)	(2,094,627)
Loss on early extinguishment of debt	(1,703,468)	(902,625)	(1,703,468)	(902,625)
Amortization expense	(2,865,751)	(2,099,709)	(8,169,542)	(6,167,876)
Amortization of above- and below-market rents, net	287,229	447,627	1,022,966	1,139,059
Amortization of deferred loan costs	(473,559)	(513,530)	(1,256,511)	(1,482,408)
Receivables interest accretion	7,387	2,284	30,349	21,450
Impairments	(1,235,035)	(302,008)	(1,235,035)	(3,578,744)
Gain on sale of real property interests	—	—	373,779	82,026
Allowance for doubtful accounts and loan losses	(113,796)	—	(113,796)	—
Working capital changes	247,167	1,593,205	(1,550,101)	345,300
Net income (loss)	$354,878	$(354,371)	$1,067,961	$(1,273,047)
Interest expense	3,663,180	2,788,639	10,282,184	7,867,131
Amortization expense	2,865,751	2,099,709	8,169,542	6,167,876
EBITDA	$6,883,809	$4,533,977	$19,519,687	$12,761,960
Impairments	1,235,035	302,008	1,235,035	3,578,744
Acquisition-related	986,655	1,071,716	1,414,261	3,111,909
Unrealized (gain) loss on derivatives	(1,231,471)	1,580,130	3,735,354	2,094,627
Realized loss on derivatives	99,071	13,823	99,071	13,823
Loss on early extinguishment of debt	1,703,468	902,625	1,703,468	902,625
Gain on sale of real property interests	—	—	(373,779)	(82,026)
Unit-based compensation	—	8,750	105,000	96,250
Straight line rent adjustments	(85,291)	(96,279)	(258,026)	(292,102)
Amortization of above- and below-market rents, net	(287,229)	(447,627)	(1,022,966)	(1,139,059)
Deemed capital contribution due to cap on general and administrative expense reimbursement	415,107	291,115	2,034,077	1,465,040
Adjusted EBITDA	$9,719,154	$8,160,238	$28,191,182	$22,511,791
Less: Predecessor Adjusted EBITDA	(1,451,160)	(3,147,999)	(5,472,990)	(10,107,539)
Adjusted EBITDA applicable to limited partners	$8,267,994	$5,012,239	$22,718,192	$12,404,252
Less: Cash interest expense	(2,703,851)	(1,223,898)	(6,991,065)	(3,101,651)
Less: Distributions declared to preferred unitholders	(951,426)	—	(1,333,648)	—
Distributable cash flow	$4,612,717	$3,788,341	$14,393,479	$9,302,601

* Prior-period financial information has been retroactively adjusted for Drop-down Acquisitions made under common control. See Note 3 to the Consolidated and Combined Financial Statements.

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, committed acquisitions and other expenditures directly associated with our assets, including:

•	$73 million for the Recurrent Transaction;
•	$11.3 million contractual obligation to acquire two tenant sites and related real property interests;
•	interest expense on our revolving credit facility;
•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our unitholders.

We intend to satisfy our short‑term liquidity requirements through $53.3 million net proceeds from our October 19, 2016 Common Unit offering, borrowings available under our revolving credit facility and through cash flow from operating activities. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long term debt arrangements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC) under which we have the ability to issue and sell an indeterminate amount of common and preferred units representing limited partner interests in us and debt securities.

We intend to pay at least a quarterly distribution of $0.3375 per unit per quarter, which equates to approximately $7.6 million per quarter, or $30.4 million per year in the aggregate, based on the number of common and subordinated units outstanding as of October 31, 2016. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement.

The table below summarizes the quarterly distribution related to our financial results:

	Distribution	Total Cash	Distribution
Quarter Ended	Per Unit	Distribution	Date
Common and Subordinated Units
March 31, 2015	$0.2975	$2,332,038	May 14, 2015
June 30, 2015	0.3075	3,334,168	August 14, 2015
September 30, 2015	0.3175	4,077,232	November 13, 2015
December 31, 2015	0.3250	4,863,655	February 12, 2016
March 31, 2016	0.3300	4,953,601	May 13, 2016
June 30, 2016	0.3325	5,089,072	August 15, 2016
September 30, 2016 (1)	0.3375	7,628,959	November 15, 2016

Series A Preferred Units
June 30, 2016	0.5611	448,880	July 15, 2016
September 30, 2016	0.5000	431,829	October 17, 2016

Series B Preferred Units
September 30, 2016	0.5322	979,161	November 15, 2016

(1)

On October 26, 2016, the board of directors of our General Partner declared a quarterly cash distribution of $0.3375 per common and subordinated unit, or $1.35 per unit on an annualized basis, including IDRs, but excluding distributions on Preferred Units, for the quarter ended September 30, 2016.  This distribution is payable on November 15, 2016 to common and subordinated unitholders of record as of November 7, 2016.

As of September 30, 2016, we had $295.3 million of total outstanding indebtedness. On October 19, 2016, we exercised our option to increase the available commitments under our revolving credit facility for an additional $32.0 million, resulting in aggregate commitments of $282.0 million under the revolving credit facility. As of November 1, 2016, we had approximately $316.7 million total outstanding indebtedness, and we had approximately $81.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

We used the net proceeds of $53.3 million from the issuance of 3,450,000 Common Units on October 19, 2016, to fund a portion of the $73 million purchase price for the Recurrent Transaction. Until we completed the Recurrent Transaction on October 31, 2016, we repaid indebtedness under our revolving credit facility. We intend to use the revolving credit facility, among other things, to fund the $11.3 million contractual obligation to acquire two tenant sites and related real property, for other real property interest acquisitions, working capital requirements and other general corporate purposes.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$17,509,674	$11,461,648
Net cash used in investing activities	(67,596,433)	(93,341,094)
Net cash provided by financing activities	51,452,808	81,841,537

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Net cash provided by operating activities.  Net cash provided by operating activities increased $6.0 million to $17.5 million for the nine months ended September 30, 2016 compared to $11.5 million for the nine months ended September 30, 2015. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $67.6 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $93.3 million for the nine months ended September 30, 2015. The change in cash used in investing activities was due to the difference in the combination of cash and common units used to acquire assets during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Net cash provided by financing activities.  Net cash provided by financing activities was $51.5 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $81.8 million for the nine months ended September 30, 2015. The decrease in cash provided by financing activities is primarily attributable increase in net principal debt payments of $85.2 million, the increase in distributions of $8.2 million and offset by the increase of net proceeds of $23.9 million from issuances of common and preferred units during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark.

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

As of September 30, 2016, we had $179.0 million of total outstanding indebtedness under our revolving credit facility with $71.0 million available, subject to compliance with certain covenants, under our revolving credit facility. On October 19, 2016, we exercised our option to increase the available commitments under our revolving credit facility for an additional $32.0 million, resulting in aggregate commitments of $282.0 million under the revolving credit facility. The Partnership was also in compliance with all covenants under its revolving credit facility at September 30, 2016.

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

In connection with the issuance and sale of the Secured Notes, the Obligors, Deutsche Bank Trust Company Americas, as Indenture Trustee and as Securities Intermediary, and the General Partner entered into a cash management agreement, dated as of June 16, 2016 (the “Cash Management Agreement”). Pursuant to the Cash Management Agreement, the Indenture Trustee will administer the reserve funds in the manner set forth in the Indenture. Under the Cash Management Agreement, the Partnership is required to maintain reserve accounts for cash flows generated from the operation of the Secured Tenant Site Assets. As of September 30, 2016, the Partnership held $1.2 million in the reserve accounts which are classified as Restricted Cash on the accompanying consolidated and combined balance sheets.

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

Common Unit Offering

On October 19, 2016, the Partnership completed a public offering of 3,450,000 Common Units, which includes the full exercise of the underwriters’ option to purchase 450,000 Common Units, at a price to the public of $16.30 per Common Unit, or $15.53 per Common Unit net of the underwriters’ discount. We received net proceeds of $53.3 million after deducting the underwriters’ discount and offering expenses paid by us of $2.9 million. The net proceeds from the offering were used to repay a portion of the borrowings under our revolving credit facility.

Preferred Equity Offerings

On April 4, 2016, the Partnership completed a public offering of $20.0 million of 8.00% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $18.4 million after deducting the underwriters’ discounts and offering expenses paid by us of $1.6 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

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

In connection with the closing of the Series A Preferred Unit offering, on April 4, 2016, the Partnership executed the Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP for the purpose of creating the Series A Preferred Units and defining the preferences, rights, powers and duties of holders of Series A Preferred Units.

On August 8, 2016, the Partnership completed a public offering of $46.0 million of 7.9% Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Preferred Units” and together with the Series A Preferred Units, “Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit, which included the full exercise of the underwriters’ option to purchase an additional 240,000 Series B Preferred Units. We received net proceeds of approximately $44.3 million after deducting underwriters’ discounts and offering expenses paid by us of $1.5 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

Distributions on the Series B Preferred Units are cumulative from the date of the original issuance and will be payable quarterly in arrears on the 15th day of February, May, August and November of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series B Preferred Units will be payable on November 15, 2016 in an amount equal to $0.5321527 per unit. Distributions on the Series B Preferred Units will accumulate at a rate of 7.9% per annum per $25.00 stated liquidation preference per Series B Preferred Unit. The Series B Preferred Units will rank on parity to our Series A Preferred Units with respect to distributions and distributions upon a liquidation event.

In connection with the closing of the Series B Preferred Unit offering, on August 8, 2016, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP for the purpose of creating the Series B Preferred Units and defining the preferences, rights, powers and duties of holders of Series B Preferred Units.

ATM Programs

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million, pursuant to our previously filed and effective registration statement on Form S-3. On June 24, 2016, the Partnership established a Preferred Unit at-the-market offering program (the “Preferred Unit ATM Program” and together with the Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2016, the Partnership issued 405,156 Common Units under our Common Unit ATM Program, generating gross proceeds of $6.9 million. During the nine months ended September 30, 2016, the Partnership issued 63,657 Series A Preferred Units under our Preferred Unit ATM Program, generating gross proceeds of $1.6 million

Off Balance Sheet Arrangements

In connection with the Fund G August 30, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests.  Upon the closing of these acquisitions, the Partnership is obligated to pay cash consideration of approximately $11.3 million to the property owner and to issue 221,729 Common Units to Fund G as additional consideration.

As of September 30, 2016, we do not have any other off balance sheet arrangements.

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

As of September 30, 2016, our revolving credit facility had an outstanding balance of $179.0 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of September 30, 2016, we have hedged $145.0 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 50 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flows by approximately $0.2 million annually. If LIBOR were to decrease by approximately 50 basis points, the decrease in interest expense on our pro forma debt would be approximately $0.2 million annually.

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

As of September 30, 2016, our fixed rate Secured Notes had an outstanding balance of $116.3 million. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate secured notes until maturity or earlier repayment and refinancing.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

3.1	Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 8, 2016).
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

10.5

First Amendment to Omnibus Agreement, dated as of August 1, 2016, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Dividend LLC, Landmark Dividend Growth Fund — C LLC, Landmark Dividend Growth Fund — E LLC, Landmark Dividend Growth Fund — F LLC, Landmark Dividend Growth Fund — G LLC, Landmark Dividend Growth Fund — H LLC, Landmark Dividend Growth Fund — I LLC, and Landmark Dividend Growth Fund — J LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 3, 2016).

10.6

Membership Interest Contribution Agreement, dated as of August 30, 2016, by and among Landmark Dividend Growth Fund G — LLC, Landmark Infrastructure Partners LP and Landmark Dividend LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 2, 2016).

10.7

Purchase Agreement dated as of, October 12, 2016, by and among Recurrent Energy Landco LLC and Landmark Infrastructure Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 13, 2016).

10.8

Increase Joinder, dated as of October 19, 2016, by and among Landmark Infrastructure Operating Company LLC, as Borrower, Landmark Infrastructure Partners LP, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 19, 2016).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on November 3, 2016.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer