Form 10-K
period 2016-12-31
Landmark Infrastructure Partners LP
filed 2017-02-23
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class Common Units, Representing Limited Partner Interests	Name of Each Exchange on which Registered NASDAQ Global Market
8.0% Series A Cumulative Redeemable Preferred Units, $25.00 par value	NASDAQ Global Market
7.9% Series B Cumulative Redeemable Preferred Units, $25.00 par value	NASDAQ Global Market
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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

The aggregate market value of the equity held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $16.46, was approximately $190 million.

The registrant had 19,457,353 common units and 3,135,109 subordinated units outstanding at February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context otherwise requires, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, which we sometimes refer to as our “Predecessor”. For time periods subsequent to the IPO, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP. References to “our general partner” refer to Landmark Infrastructure Partners GP LLC. References to “Fund A” refer to Landmark Dividend Growth Fund-A LLC, references to “Fund C” refer to Landmark Dividend Growth Fund-C LLC, references to “Fund D” refer to Landmark Dividend Growth Fund-D LLC, references to “Fund E” refer to Landmark Dividend Growth Fund-E LLC, references to “Fund F” refer to Landmark Dividend Growth Fund-F LLC and references to “Fund G” refer to Landmark Dividend Growth Fund-G LLC. References to “the Contributing Landmark Funds” refer to Fund A and Fund D, collectively. As of December 31, 2016, references to “the Remaining Landmark Funds,” which have granted us a right of first offer on their assets, refer to, Landmark Dividend Growth Fund-H LLC, Landmark Dividend Growth Fund-I LLC and Landmark Dividend Growth Fund-J LLC, collectively.

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

Overview

We are a growth‑oriented master limited partnership formed by Landmark to acquire, own and manage a portfolio of real property interests that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. Our real property interests underlie our tenants’ infrastructure assets, which include freestanding cellular towers and rooftop wireless sites, billboards, wind turbines and solar arrays. These assets are essential to the operations and profitability of our tenants. We seek to acquire real property interests subject to triple net or effectively triple net lease arrangements containing contractual rent increase clauses, or “rent escalators,” which we believe provide us with stable, predictable and growing cash flow.

Our real property interests consist of a diversified portfolio of long‑term and perpetual easements, tenant lease assignments and fee simple properties located primarily in the United States. These real property interests entitle us to receive rental payments from leases on our 2,022 tenant sites. Approximately 83% of our leased tenant sites are leased to large, publicly traded companies (or their affiliates) that have a national footprint and for our renewable power generation segment includes tenants with power purchase agreements with subsidiaries or affiliates of credit rated utility companies or high quality offtaker. These tenants, which we refer to as our “Tier 1” tenants, are comprised of AT&T Mobility, Sprint, T‑Mobile and Verizon in the wireless carrier industry, American Tower, Crown Castle and SBA Communications in the cellular tower industry, Outfront Media, Clear Channel Outdoor and Lamar Advertising in the outdoor advertising industry and Southern California Edison, Duke Energy and Pacific Gas and Electric in the renewable power generation industry.

We believe the terms of our tenant lease arrangements provide us with stable, predictable and growing cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. Over 93% of our tenant leases have contractual rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. In addition, we believe the physical infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. When combined with the challenges and costs of relocating these infrastructure assets and the key strategic locations of our real property interests, we expect continued high tenant retention and occupancy rates. As of December 31, 2016, we had a 97% occupancy rate, with 1,956 of our 2,022 total available tenant sites leased.

We benefit significantly from our relationship with Landmark, our sponsor. Landmark, a private company formed in 2010, is one of the largest acquirers of real property interests underlying the operationally essential infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Our initial assets and liabilities were contributed to us from Fund A and Fund D, two private investment funds sponsored, managed and controlled by Landmark. As of December 31, 2016, Landmark controlled approximately 500 additional tenant sites through the Remaining Landmark Funds. The Remaining Landmark Funds have granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. We refer to these real property interests as the “right of first offer assets.” During the years ended December 31, 2016 and 2015, the Partnership completed the acquisition of 386 and 401 tenant sites subject to our right of first offer, respectively. See further discussion of the acquisitions in Notes 3 and 14 to the Consolidated and Combined Financial Statements for additional information. We believe Landmark’s asset acquisition and management platform will benefit us by providing us with drop‑down acquisition opportunities from Landmark’s substantial and growing acquisition pipeline, as well as the capability to make direct acquisitions from third parties. Please read “Our Relationship with Landmark.”

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all of these businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis. See Notes to the Consolidated and Combined Financial Statements for additional information on our business segments.

Our Portfolio of Real Property Interests

Our portfolio of property interests consists primarily of (i) long‑term and perpetual easements combined with lease assignment contracts (which we refer to as our “lease assignments)” (ii) lease assignments without easements and (iii) properties we own in fee simple. In connection with each real property interest, we have also acquired the rights to receive payment under pre‑existing ground leases from property owners, which we refer to as our “tenant leases.” Under our easements, property owners have granted us the right to use and lease the space occupied by our tenants, and when we have not been granted easements, we have acquired economic rights under lease assignments that are substantially similar to the economic rights granted under our easements, including the right to re‑lease the same space if the tenant lease expires or terminates.

The table below provides an overview of our portfolio of real property interests as of December 31, 2016.

Our Real Property Interests

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average		Average
			Remaining			Remaining		Monthly	Quarterly	Percentage
	Number of		Property			Lease	Tenant Site	Effective Rent	Rental	of Quarterly
	Infrastructure		Interest			Term	Occupancy	Per Tenant	Revenue	Rental
Real Property Interest	Locations(1)	Number	(Years)		Number	(Years)(2)	Rate(3)(4)	Site(4)(5)	(in thousands)(6)	Revenue(6)
Tenant Lease Assignment with Underlying Easement
Wireless Communication	946	1,226	79.0	(7)	1,184	30.2			$6,573	57%
Outdoor Advertising	402	481	87.0	(7)	471	18.3			1,787	16%
Renewable Power Generation	20	51	30.6	(7)	51	30.0			514	4%
Subtotal	1,368	1,758	80.5	(7)	1,706	27.0			$8,874	77%
Tenant Lease Assignment only(8)
Wireless Communication	141	195	51.1		181	19.4			$1,229	11%
Outdoor Advertising	19	19	71.5		19	16.2			152	1%
Subtotal	160	214	52.9		200	19.1			$1,381	12%
Tenant Lease on Fee Simple
Wireless Communication	8	15	99.0	(7)	15	18.5			$89	1%
Outdoor Advertising	19	23	99.0	(7)	23	10.4			104	1%
Renewable Power Generation	10	12	99.0	(7)	12	32.6			1,050	9%
Subtotal	37	50	99.0	(7)	50	18.0			$1,243	11%
Total	1,565	2,022	78.0	(9)	1,956	25.9			$11,498	100%
Aggregate Portfolio
Wireless Communication	1,095	1,436	75.4		1,380	28.7	96%	$1,776	$7,891	69%
Outdoor Advertising	440	523	86.9		513	17.9	98%	1,351	2,043	18%
Renewable Power Generation	30	63	35.9		63	30.9	100%	4,062	1,564	13%
Total	1,565	2,022	78.0	(9)	1,956	25.9	97%	$1,727	$11,498	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2016 were 4.0, 8.4, 20.0 and 5.4 years, respectively.

(3)	Represents number of leased tenant sites divided by number of available tenant sites.
(4)	Occupancy and average monthly effective rent per tenant site are shown only on an aggregate portfolio basis by industry.
(5)	Represents total monthly revenue excluding the impact of amortization of above and below market lease intangibles divided by the number of leased tenant sites.
(6)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables.
(7)	Fee simple ownership and perpetual easements are shown as having a term of 99 years for purposes of calculating the average remaining term.
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

(9)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 68 years.

Our real property interests entitle us to receive rental payments from tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. The table below summarizes our Tier 1 tenants which comprised approximately 83% of our tenants as of December 31, 2016.

Our Tier 1 Tenants by Industry

Wireless Communication				Outdoor Advertising		Renewable Power Generation
Wireless Carriers		Tower Companies
	% of Total		% of Total		% of Total		% of Total
	Leased		Leased		Leased		Leased
Tenant	Tenant Sites	Tenant	Tenant Sites	Tenant	Tenant Sites	Offtaker	Tenant Sites
T-Mobile	12%	Crown Castle	12%	Lamar Advertising	6%	Southern California Edison	2%
AT&T Mobility	10%	American Tower	8%	Outfront Media	6%	Duke Energy	< 1%
Verizon	9%	SBA Communications	2%	Clear Channel Outdoor	6%	Pacific Gas and Electric	< 1%
Sprint	9%
Total	40%	Total	22%	Total	18%	Total	3%

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

The table below presents an overview of the structures underlying our real property interests, as of December 31, 2016:

Our Real Property Interests by Structure Type

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average
			Remaining			Remaining	Quarterly	Percentage
	Number of		Property			Lease	Rental	of Quarterly
	Infrastructure		Interest			Term	Revenue	Rental
Structure Type	Locations(1)	Number	(Years)(2)		Number	(Years)(3)	(in thousands)(4)	Revenue(4)
Rooftops	391	554	70.3		516	15.7	$3,678	32%
Towers	544	596	79.8		588	38.9	2,824	25%
Billboards	440	523	86.9		513	17.9	2,043	18%
Other structures	121	145	75.5		143	38.0	713	6%
Equipment only(5)	39	141	76.8		133	15.5	676	6%
Wind turbines	8	39	35.9		39	31.4	391	3%
Solar	22	24	54.7		24	28.1	1,173	10%
Total	1,565	2,022	78.0	(6)	1,956	25.9	$11,498	100%

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

(3)

Assumes the exercise of all remaining renewal options. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolio as of December 31, 2016 were 4.0, 8.4, 20.0 and 5.4 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables.
(5)

In certain instances, we lease our tenant site for our tenant’s base station and equipment, but the tenant’s antenna array and related hardware are located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. At 73 infrastructure locations, we have leased space for equipment together with other structures.

(6)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 68 years.

We are geographically diversified with assets primarily located throughout the United States, and no single state accounted for more than 25% of our tenant sites as of December 31, 2016. Additionally, the majority of our wireless communication and outdoor advertising assets are located in major cities, significant intersections, and traffic arteries in the United States that benefit from high urban density, favorable demographic trends, strong traffic counts and strict zoning restrictions with legacy zoning rights (commonly referred to as “grandfather clauses.”) These attributes enhance the long‑term value of our real property interests, as our wireless communication and outdoor advertising tenants are focused on placing their assets in dense areas with large populations and along high‑traffic corridors. Additionally, local zoning regulations often restrict the construction of new cellular towers, rooftop wireless structures and outdoor advertising and billboard structures, creating barriers to entry and a supply shortage. We believe this leads to improved value of our assets and further increases the likelihood for continued high occupancy.

The table below summarizes our real property interests by state as of December 31, 2016.

Our Real Property Interests by State

	Wireless Communication		Outdoor Advertising		Renewable Power Generation		Total
	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Percentage of
	Available	Rental	Available	Rental	Available	Rental	Available	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Revenue
United States
Alabama	7	$34	3	$30	—	$—	10	$64	0.6%
Alaska	8	31	—	—	—	—	8	31	0.3%
Arizona	52	220	17	84	—	—	69	304	2.6%
Arkansas	9	26	4	7	—	—	13	33	0.3%
California	193	1,186	17	89	39	1,266	249	2,541	22.1%
Colorado	43	209	4	9	—	—	47	218	1.9%
Connecticut	33	230	7	15	—	—	40	245	2.1%
Delaware	1	7	—	—	—	—	1	7	0.1%
District of Columbia	3	24	—	—	—	—	3	24	0.2%
Florida	71	515	57	215	1	4	129	734	6.4%
Georgia	23	118	61	243	—	—	84	361	3.1%
Hawaii	2	10	—	—	—	—	2	10	0.1%
Illinois	93	525	42	244	2	62	137	831	7.2%
Indiana	3	17	18	34	—	—	21	51	0.4%
Iowa	8	21	3	4	—	—	11	25	0.2%
Idaho	6	13	—	—	—	—	6	13	0.1%
Kansas	20	87	2	3	3	11	25	101	0.9%
Kentucky	4	11	3	8	—	—	7	19	0.2%
Louisiana	15	45	2	2	—	—	17	47	0.4%
Maine	2	10	—	—	—	—	2	10	0.1%
Maryland	13	97	5	15	—	—	18	112	1.0%
Massachusetts	40	255	3	95	1	26	44	376	3.3%
Michigan	21	99	31	68	1	2	53	169	1.5%
Minnesota	9	42	12	70	—	—	21	112	1.0%
Mississippi	11	33	10	61	—	—	21	94	0.8%
Missouri	31	152	45	156	—	—	76	308	2.7%
Montana	4	11	—	—	—	—	4	11	0.1%
Nebraska	2	4	4	9	—	—	6	13	0.1%
New Hampshire	9	74	1	3	—	—	10	77	0.7%
Nevada	49	172	7	31	—	—	56	203	1.8%
New Jersey	120	890	4	20	1	27	125	937	8.1%
New Mexico	10	47	2	3	—	—	12	50	0.4%
New York	149	1,165	4	14	—	—	153	1,179	10.0%
North Carolina	13	41	14	24	12	123	39	188	1.6%
North Dakota	3	3	1	3	—	—	4	6	0.1%
Ohio	26	113	16	37	—	—	42	150	1.3%
Oklahoma	20	78	4	10	1	5	25	93	0.8%
Oregon	26	121	1	29	—	—	27	150	1.3%
Pennsylvania	39	189	11	41	—	—	50	230	2.0%
Rhode Island	1	8	1	4	—	—	2	12	0.1%
South Carolina	9	46	10	13	—	—	19	59	0.5%
South Dakota	11	18	—	—	—	—	11	18	0.2%
Tennessee	10	37	14	88	—	—	24	125	1.1%
Texas	118	400	47	178	1	32	166	610	5.3%
Utah	17	102	14	7	—	—	31	109	0.9%
Virginia	8	41	2	4	—	—	10	45	0.4%
Vermont	4	65	—	—	—	—	4	65	0.6%
Washington	21	102	4	11	—	—	25	113	1.0%
West Virginia	1	3	4	5	—	—	5	8	0.1%
Wisconsin	23	83	4	28	—	—	27	111	1.0%
Wyoming	2	14	1	1	1	6	4	21	0.2%
Total US	1,416	$7,844	516	$2,015	63	$1,564	1,995	$11,423	99.3%

International	20	$47	7	$28	—	$—	27	$75	0.7%
Total	1,436	$7,891	523	$2,043	63	$1,564	2,022	$11,498	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables.

Approximately 67% and 80% of our tenant sites are located in Top‑50 and Top‑100 ranked BTAs, respectively, including New York, Los Angeles and Chicago. We believe our locations in major metropolitan population centers are highly desirable for our tenants in the wireless communication and outdoor advertising industries seeking to reach a large customer base.

The table below summarizes our real property interests by BTA rank as of December 31, 2016.

Our Real Property Interests Ranked by Basic Trading Area(1)

	Wireless Communication		Outdoor Advertising		Total(2)
		Quarterly		Quarterly		Quarterly	Percentage of
	Number of	Rental	Number of	Rental	Number of	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
BTA Rank	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Revenue
1 - 5	497	$3,467	60	$351	557	$3,818	39%
6 - 10	98	429	90	402	188	831	8%
11 - 20	175	1,027	68	441	243	1,468	15%
21 - 50	189	923	119	442	308	1,365	14%
51 - 100	161	815	82	215	243	1,030	10%
Subtotal (Top 100)	1,120	6,661	419	1,851	1,539	8,512	86%
101+	296	1,183	97	164	393	1,347	14%
Total	1,416	$7,844	516	$2,015	1,932	$9,859	100%

(1)	Ranked by population.
(2)	Excludes tenant sites in the renewable power generation industry and international locations. BTA rank is not a relevant metric for the renewable power generation industry.
(3)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables.

Easements and Lease Assignments

In most locations, our tenant leases were acquired together with an easement granted by the property owner in favor of Landmark, granting us the rights to the tenant site occupied by the tenant under the lease. For our tenant sites that were not accompanied by an easement or purchased in fee, our lease assignments provide us with economic rights that are substantially similar to the economic rights granted under our easements, including the right to re‑lease the same space if the tenant lease expires or terminates. In limited circumstances, we lease the sites from property owners and then sub‑lease those spaces to our tenants.

The terms of our easements and lease assignments generally range from 15 years to 99 years with certain assets having perpetual easement terms. The average remaining term of our easements and lease assignments is approximately 78 years (assuming perpetual easements, which comprise approximately 31% of our total easements, have a term of 99 years). When we acquire an easement or lease assignment in connection with a property subject to a mortgage, we generally also enter into a non‑disturbance agreement with the mortgage lender in order to protect us against potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non‑disturbance agreement, extinguish our easement or lease assignment. In some instances where we obtain non‑disturbance agreements, we still remain subordinated to some indebtedness. As of December 31, 2016, approximately 86% of our tenant sites were either subject to non‑disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

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

In limited circumstances, we have granted a landowner the right to re‑acquire our real property interest at a purchase price which we believe makes us economically whole for the loss of an asset. To date, no landowner has exercised this right.

Fee Simple Properties

Our portfolio of real property interests includes 37 properties owned in fee simple. These properties have associated tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. Generally, these property leases are subject to triple net or to effectively triple net lease arrangements, meaning that our tenants are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For the year ended December 31, 2016, we received $2.0 million in rental revenue related to these properties, representing 5% of rental revenue.

The table below provides an overview of the remaining term and quarterly rental revenue under our easements, lease assignments and fee simple properties as of December 31, 2016.

Our Real Property Interests by Remaining Term

		Leased Tenant Sites(2)
			Average	Quarterly	Percentage of
	Number of		Remaining	Rental	Quarterly
	Infrastructure		Lease Term	Revenue	Rental
Remaining Term of Real Property Interest(1)	Locations	Number	(years)(3)	(in thousands)(4)	Revenue(4)
Wireless Communication
Less than or equal to 20 years	19	25	14.4	$168	2%
20 to 29 years	68	83	17.6	568	5%
30 to 39 years	123	156	18.9	967	8%
40 to 49 years	139	199	19.8	1,308	11%
50 to 99 years	423	507	33.6	2,714	24%
Perpetual(5)	324	410	35.4	2,166	19%
Subtotal	1,096	1,380	28.7	$7,891	69%
Outdoor Advertising
Less than or equal to 20 years	11	12	10.0	$205	2%
20 to 29 years	13	16	10.9	45	—%
30 to 39 years	18	20	21.4	88	1%
40 to 49 years	26	32	12.8	115	1%
50 to 99 years	213	244	19.5	787	7%
Perpetual(5)	158	189	17.4	803	7%
Subtotal	439	513	17.9	$2,043	18%
Renewable Power Generation
Less than or equal to 20 years	2	2	18.7	$32	—%
20 to 29 years	10	12	26.4	95	1%
30 to 39 years	7	7	35.4	53	—%
40 to 49 years	1	30	28.9	334	3%
Perpetual(5)	10	12	32.6	1,050	9%
Subtotal	30	63	30.9	$1,564	13%
Aggregate Portfolio
Less than or equal to 20 years	32	39	13.8	$405	4%
20 to 29 years	91	111	17.8	708	6%
30 to 39 years	148	183	19.6	1,108	9%
40 to 49 years	166	261	18.9	1,757	15%
50 to 99 years	636	751	29.0	3,501	31%
Perpetual(5)	492	611	30.0	4,019	35%
Total	1,565	1,956	25.9	$11,498	100%

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

(3)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2016 were 4.0, 8.4, 20.0 and 5.4 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables. Totals may not sum due to rounding.
(5)	Includes both fee simple and perpetual easement interests.

Other Assets

While we generate substantially all of our revenue from our ownership and leasing of real property interests, we also generate a small amount of revenue from other assets including financing arrangements and management agreements whereby we purchased the right to receive a portion of a rental payment under a contract but are not a party to the lease and do not have a real property interest. Our other assets also include arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. These cash flow financing arrangements are accounted for as receivables in our financial statements. Additionally, certain lease arrangements meet the definition of a financial asset and included in investments in receivables in our financial statements.

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

Generally, our leased tenant sites are subject to triple net or effectively triple net lease arrangements, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For this reason, we expect to have minimal ongoing expenses relating to our assets. For the years ended December 31, 2016, 2015 and 2014, our property operating and maintenance expenses and maintenance capital expenditures were less than 1% of revenue.

We believe our triple net and effectively triple net lease arrangements support a stable, consistent and predictable cash flow profile due to the following characteristics:

•	no equipment maintenance costs or obligations (tenant is responsible for all maintenance and Landmark’s role is limited to billing, collections and managing the ground lease);
•	no property‑level maintenance capital expenditures; and
•	no property tax or insurance obligations (tenant or property owner is responsible for these costs).

Our tenant leases are typically structured with five‑year, ten‑year or twenty-year initial terms and four additional, successive five‑year renewal terms. The average remaining lease term of our tenant leases is 26 years including renewal terms, and the average remaining lease term of our tenant leases is five years excluding renewal terms. Our tenant leases produce an average of approximately $1,700 per month in GAAP rental payments, but can range from as low as $30 per month to as much as $0.4 million per month. In addition, most of our tenant leases include built‑in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, or CPI‑based increases and increase rent annually or on the renewal of the lease term. Furthermore, 253 of our tenant leases, primarily in the outdoor advertising industry, contain revenue sharing provisions. As of December 31, 2016, over 93% of our tenant leases contained contractual rent escalators, 86% of which were fixed‑rate (with an average annual escalation rate of approximately 2.6%) and 7% of which were tied to CPI.

Though our tenant leases are typically structured as long‑term leases with fixed rents and rent escalators, our wireless communication and outdoor advertising tenants generally may cancel their leases upon 30 to 180 days’ notice. However, occupancy rates under our tenant leases have historically been very high. As of December 31, 2016, we had 1,956 tenant sites leased and 66 tenant sites available for lease. We believe the infrastructure improvements and operations of the tenant assets located on our real property interests are essential to the ongoing operations and profitability of our tenants. We believe that the importance of these assets, combined with the challenges and costs of relocating these infrastructure improvements, make it likely that we will continue to enjoy high tenant retention and occupancy rates.

We believe that by focusing on high‑quality real property interests we increase the likelihood that our tenants will renew their leases upon expiration. In Landmark’s history, including assets in our portfolio as well as assets held by the Remaining Landmark Funds, it has had 1,240 tenant sites come up for renewal and 1,227 (over 98%) have been renewed.

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

The tables below summarize the remaining lease terms under our tenant leases as of December 31, 2016.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming full exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than or equal to 5 years	224	$1,248	11%
5 to 9 years	279	1,387	12%
10 to 14 years	341	1,893	16%
15 years or more	1,112	6,970	61%
Total	1,956	$11,498	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming no exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than 1 year	323	$1,840	16%
1 to 2 years	321	1,655	15%
2 to 5 years	900	4,869	42%
5 years or more	412	3,134	27%
Total	1,956	$11,498	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables.

Our Tenants

Our tenants operate in the wireless communication, outdoor advertising and renewable power generation industries. They are generally large, publicly traded companies (or their affiliates) with a national footprint. Approximately 86% of our rental revenue for the three months ended December 31, 2016 was derived from our Tier 1 tenants. In the course of evaluating acquisition opportunities, we assess the desirability of an infrastructure location to our tenants and factors impacting demand of their customers.

Below is a summary of our tenants as of December 31, 2016.

Our Tenants By Industry

			Quarterly
	Number of		Rental
	Leased	% of	Revenue	% of
Tenant(1)	Tenant Sites	Total	(in thousands)(2)	Total
Wireless Communication (Carriers)
T-Mobile	227	12%	$1,471	13%
AT&T Mobility	204	10%	1,335	12%
Sprint	173	9%	1,179	10%
Verizon	169	9%	1,081	9%
Others	174	9%	625	5%
Wireless Communication (Carriers) Subtotal	947	49%	$5,691	49%
Wireless Communication (Tower Companies)
Crown Castle	238	12%	$1,069	9%
American Tower	151	8%	782	7%
SBA Communications	38	2%	187	2%
Others	6	—%	162	1%
Wireless Communication (Tower Companies) Subtotal	433	22%	$2,200	19%
Outdoor Advertising
Outfront Media (formerly CBS Outdoor)	125	6%	$590	5%
Clear Channel Outdoor	118	6%	610	5%
Lamar Advertising	119	6%	326	3%
Others	151	8%	517	5%
Outdoor Advertising Subtotal	513	26%	$2,043	18%
Renewable Power Generation
Southern California Edison	34	2%	$900	8%
Pacific Gas and Electric Company	1	—%	202	2%
Duke Energy	11	—%	115	1%
Others	17	1%	347	3%
Renewable Power Generation Subtotal	63	3%	$1,564	14%
Total	1,956	100%	$11,498	100%

(1)	Includes affiliates and subsidiaries.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2016. Excludes interest income on receivables.

Wireless Communication

Our wireless communication tenants consist primarily of wireless carriers (and their affiliates), such as AT&T Mobility, Sprint, T‑Mobile and Verizon, and tower companies (and their affiliates) such as American Tower, Crown Castle and SBA Communications. These tenants generally lease from us space underlying their cellular towers, antennas, radios and other electronic communications equipment.

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

Renewable Power Generation

Our renewable power generation tenants currently lease space from us underlying wind turbines or solar arrays. Our renewable power generation tenants’ counterparties consists primarily of subsidiaries or affiliates of credit rated utility companies or high quality offtaker, such as Southern California Edison, Duke Energy and Pacific Gas and Electric. We expect renewable power generation to be an area of growth for our portfolio.

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

We intend to target renewable power projects that have been developed within the last five years, have the most current and efficient equipment with the longest useful life and the highest energy output. When seeking real property interests in this industry, we will seek assets that have a power purchase agreement in place between the owner of the project and a utility or municipality. The power purchase agreement defines the terms between the counterparties and sets the sales price of the power generated for an extended period of time, typically twenty years. We believe these attributes lead to a very high rate of lease renewal and will help us achieve stable cash flow from the renewable power generation industry.

Rental rates associated with renewable power generation assets are tied to various factors, including:

•	Infrastructure location;

•	Ground space necessary for the project;
•	Interconnecting power grid infrastructure;
•	Proximity and access to transmission lines;
•	Value of underlying real estate;
•	Project profit (typical rental rates represent a low percentage of the project estimated earnings);
•	Location’s geographical and meteorological characteristics which expect to yield the highest energy production; and
•	Competition by multiple developers for the same property.

Our Relationship with Landmark

One of our principal strengths and greatest competitive advantages is our relationship with Landmark. Landmark is one of the largest and most active acquirers of real property interests underlying infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Landmark, headquartered in Los Angeles, California, has approximately 130 employees and has offices and origination team members who work across the United States and Australia.

Landmark has stated that it intends to continue to acquire additional real property interests in the wireless communication, outdoor advertising, renewable power generation and other fragmented industries, and that it intends to facilitate our growth through the sale of additional assets to us. As part of the IPO and formation transactions, in addition to the contribution of assets to us, Landmark purchased 2,066,995 subordinated units at the initial public offering price of our common units. As of December 31, 2016, including the subordinated units, Landmark and affiliates owns our general partner, all of the incentive distribution rights and a 15% limited partner interest in us. Given its substantial cash investment and significant ownership in us, we believe Landmark will promote and support the successful execution of our business strategies.

While we believe Landmark is incentivized to support us, there are no restrictions on the ability of Landmark or its affiliates, including the Remaining Landmark Funds and new private funds that Landmark may form, to compete with us, including for the acquisition of future real property interests. We entered into an omnibus agreement with Landmark and the Remaining Landmark Funds pursuant to which the Remaining Landmark Funds granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. The assets subject to the right of first offer are comprised of approximately 500 tenant sites that the Remaining Landmark Funds own as of December 31, 2016 and additional real property interests they may acquire in the future in our target industries. Neither Landmark nor any of the Remaining Landmark Funds are obligated to offer to sell us any additional assets, except pursuant to our right of first offer, which the Remaining Landmark Funds are obligated to offer to sell to us, but only if and when those funds otherwise decide, in their sole discretion, to dispose of such assets. Landmark or the Remaining Funds may need to obtain third‑party consents in order to transfer certain of the assets subject to the right of first offer. In addition, we are under no obligation to buy any additional assets from Landmark or the Remaining Landmark Funds. The consideration to be paid by us for those assets, as well as the consummation and timing of any acquisition by us of those assets, would depend upon, among other things, the timing of Landmark’s decision to sell those assets and our ability to successfully negotiate a price and other purchase terms for those assets. Please read “Risk Factors – Risks Related to Our Business – If we are unable to make accretive acquisitions of real property interests, our growth could be limited” and “Conflicts of Interest.”

Drop-down Acquisitions

During the years ended December 31, 2016 and 2015, the Partnership completed five and eight drop-down acquisitions of 539 and 761 tenant sites and related real property interests, respectively, and 14 and one investments in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $205.7 million and $268.2 million, respectively (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See Note 3, Acquisitions for additional information.

Landmark’s Acquisition Platform

Landmark’s senior management team has an average of over 19 years of experience with high volume, small balance real property asset originations in industries with fragmented real property ownership. The team has an established track record and deep domain expertise across all aspects of the business including lead generation, origination, underwriting, acquisition, financing and asset management.

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

Asset Management

After funding, tenants are notified of the acquisition and notarized payment re‑direction letters are sent advising the tenant to redirect rental payments to Landmark. All post‑closing items are revisited, the lease data is re‑verified and moved to Landmark’s asset management, where compliance is monitored on an ongoing basis. The tenant management phase includes collections, tenant payment conversion, tenant relations, and tenant contact management. The asset management phase also includes the negotiation of lease renewals, modifications, cancellations, reductions, document and consent requests, landlord and tenant complaints and new leasing of available tenant sites. The objective of the asset management function is to ensure that rental income is received and processed, while optimizing its ability to capitalize on additional revenue opportunities.

Direct Third Party Acquisitions

The Partnership completed direct third party acquisitions of real property interests in the wireless communication, outdoor advertising and renewable power industries in domestic and international locations. During the year ended December 31, 2016, the Partnership acquired 40 tenant sites and related real property interests from third parties for a total consideration of $85.7 million. See Note 3, Acquisitions, to the Consolidated and Combined Financial Statements for additional information.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in Europe. Our venture partner will provide acquisition opportunities and asset management services to the joint venture for a fee. As of December 31, 2016, the joint venture has one tenant site and related real property interest. The Partnership consolidates the joint venture.

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

Seasonality

We receive fixed rental payments under our tenant leases that are typically paid on a monthly basis, and we expect to experience some seasonal effect on our cash flow due to rents paid annually. Additionally, we have revenue sharing provisions under a portion of our tenant leases, which may result in some seasonal effect on our cash flow.

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

In the acquisition of real property interests underlying our tenants’ infrastructure, our principal competitors include our tenants and private independent acquirers focused on individual industries. In the wireless communication industry, the principal competitors include tower companies such as American Tower, Crown Castle International and SBA Communications and private independent acquirers such as Melody Wireless Infrastructure and Unison Site Management Corporation. In the outdoor advertising industry, the outdoor advertising tenants (such as Lamar) and smaller regional private investors would be our principal competitor. In the renewable power generation industry, the principal competitor is Hannon Armstrong Sustainable Infrastructure Capital, Inc. We believe the most significant factors affecting the competitive environment in the acquisition of real property interest underlying our tenant’s infrastructure include the relationship with the property owner, price offered, structure and terms of the acquisition, time to closing and surety of closing.

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

Employees

We are managed and operated by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. As of December 31, 2016, our general partner and its affiliates have approximately 30 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

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

In order to support the payment of the minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, we must generate distributable cash flow of approximately $6.5 million per quarter, or approximately $26.0 million per year, based on the number of common units and subordinated units outstanding as of December 31, 2016. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our tenant leases, which may fluctuate from quarter to quarter based on, among other things:

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

For the year ended December 31, 2016, approximately 58% of our combined revenue was derived from T‑Mobile, AT&T Mobility, Sprint, Crown Castle, and Verizon (or their affiliates), which represented 14%, 13%, 11%, 10%, and 10%, respectively, of our combined revenue. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. Additionally, our tenant leases with affiliates and subsidiaries of large, nationally‑recognized companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees. In addition to our four largest customers in the U.S., we also derive a portion of our revenue and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our Tier 1 tenants, have business models which may not be successful, or may require additional capital. Please read Note 17 to the Notes to the Consolidated and Combined Financial Statements included elsewhere in this annual report.

Our real property interests currently have significant concentration in a small number of top Basic Trading Areas (“BTAs”).

Real property interests in the top 10 BTAs currently account for approximately 47% of our quarterly rental revenue. The New York BTA is our top BTA and accounted for 19% of our quarterly rental revenue for the three months ended December 31, 2016. No other single BTA accounted for more than 10% of our quarterly rental revenue for the three months ended December 31, 2016. We are susceptible to adverse developments in the economy, weather conditions, competition, consumer preferences, demographics, or other factors in these major metropolitan areas. Due to our susceptibility to such adverse developments, there can be no assurance that the current geographic concentration of our business will not have a material adverse effect on our results of operations and distributable cash flow.

If our tenant leases are not renewed with similar terms, rental rates or at all, our future revenue may be materially affected.

Approximately 17% of our tenant leases will be subject to extension over the next 12 months. Our tenants are under no obligation to extend their tenant leases. In addition, there is no assurance that current tenants will renew their current leases with similar terms or rental rates, or even at all. The extension, renewal, or replacement of existing leases depends on a number of factors beyond our control, including the level of existing and new competition in our markets, the macroeconomic factors affecting lease economics for our current and potential customers, the balance of supply and demand, on a short‑term, seasonal and long‑term basis, in our markets, the extent to which customers in our markets are willing to contract on a long‑term basis, and the effects of federal, state or local regulations on the contracting practices of our customers.

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

Substantially all of our real property interests are subject to triple net or effectively triple net lease arrangements under which we are not responsible for paying real property taxes. If the property owner or tenant fails to pay real property taxes, any lien resulting from such unpaid taxes would be senior to our real property interest in the applicable site. Failure to pay such real property taxes could result in our real property interest being impaired or extinguished, or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets.

Our tenant leases generally make our tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with our tenants’ infrastructure assets. If our tenants fail to pay these expenses as required, it could result in a material adverse impact on our results of operations and distributable cash flow.

As part of our triple net and effectively triple net lease arrangements, our tenant lease agreements typically make our tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with our tenants’ infrastructure assets. If our tenants fail to pay these expenses as required, it could result in a diminution in the value of the infrastructure asset associated with our real property interest and have a material adverse impact on our results of operations and distributable cash flow.

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

As of December 31, 2016, Landmark and affiliates own a 15% limited partner interest in us and own and control our general partner through a non‑economic interest in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Landmark. Conflicts of interest may arise between Landmark and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Landmark, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2016, Landmark and its affiliates own collectively 100% of our subordinated units and 308,906 common units, which represents a 15% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

As of December 31, 2016, Landmark and its affiliates hold 308,906 common units and 3,135,109 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Landmark and its affiliates with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of our then‑outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then‑current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. After the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates (including Landmark) will own approximately 15% of our outstanding common units.

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

We may be adversely affected by fluctuations in currency exchange rates.

We may pursue growth opportunities in international markets where the U.S. dollar is not the denominated currency. The ownership of investments located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of currencies in countries where we have a significant investment may have a materially adverse effect on our financial position, debt covenant ratios, results of operations and cash flow.

We may attempt to manage the impact of foreign currency exchange rate changes through the use of derivative contracts or other methods. However, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk, if we choose to engage in such activities, could materially adversely affect our results of operations and financial condition.

Risks Related to Preferred Units

The market price of our Preferred Units may be adversely affected by the future issuance and sale of additional Preferred Units, including pursuant to the sales agreement, or by our announcement that such issuances and sales may occur.

        We cannot predict the size of future issuances or sales of our Preferred Units, including those made pursuant to the sales agreement with any of our sales agents or in connection with future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our Preferred Units. In addition, the sales agents will not engage in any transactions that stabilize the price of our Preferred Units. The issuance and sale of substantial amounts of Preferred Units, including issuances and sales pursuant to the sales agreement, or announcement that such issuances and sales may occur, could adversely affect the market price of our Preferred Units.

The Preferred Units represent perpetual equity interests in us, and investors should not expect us to redeem the Preferred Units on the date the Preferred Units become redeemable by us or on any particular date afterwards.

The Preferred Units represent perpetual equity interests in us, and they have no maturity or mandatory redemption date and are not redeemable at the option of investors under any circumstances. As a result, unlike our indebtedness, the Preferred Units will not give rise to a claim for payment of a principal amount at a particular date. Instead, the Preferred Units may be redeemed by us at our option in the event of a Change of Control or at any time on or after April 4, 2021 for the Series A Preferred Units and on August 8, 2021 for the Series B Preferred Units, in whole or in part, out of funds legally available for such redemption, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. Any decision we may make at any time to redeem the Preferred Units will depend upon, among other things, our evaluation of our capital position and general market conditions at that time.

As a result, holders of the Preferred Units may be required to bear the financial risks of an investment in the Preferred Units for an indefinite period of time. The Series A Preferred Units rank in parity to the Series B Preferred Units with respect to distributions and distributions upon a liquidation event. In addition, the Preferred Units will rank junior to all our current and future indebtedness (including indebtedness outstanding under our revolving credit facility) and other liabilities. The Preferred Units will also rank junior to any other Senior Securities we may issue in the future with respect to assets available to satisfy claims against us.

The Preferred Units have not been rated.

We have not sought to obtain a rating for the Preferred Units, and the Preferred Units may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Preferred Units or that we may elect to obtain a rating of the Preferred Units in the future. In addition, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to the Preferred Units in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Preferred Units. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any particular security, including the Preferred Units. Ratings do not reflect market prices or suitability of a security for a particular investor and any future rating of the Preferred Units may not reflect all risks related to us and our business, or the structure or market value of the Preferred Units.

We distribute all of our available cash to our common unitholders and are not required to accumulate cash for the purpose of meeting our future obligations to holders of the Preferred Units, which may limit the cash available to make distributions on the Preferred Units.

 Our Partnership Agreement requires us to distribute all of our "available cash" each quarter to our common unitholders. "Available cash" is defined in our Partnership Agreement, and it generally means, for each fiscal quarter, all cash and cash equivalents on the date of determination of available cash for that quarter, less the amount of any cash reserves established by our general partner to:

• provide for the proper conduct of our business;

• comply with applicable law, the terms of any of our debt instruments or other agreements;

• provide funds to make payments on the Series A Preferred Units or the Series B Preferred Units; or

• provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on the Preferred Units.

The Preferred Units are subordinated to our existing and future debt obligations, and your interests could be diluted by the issuance of additional units, including additional Preferred Units, and by other transactions.

The Preferred Units are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our revolving credit facility). As of December 31, 2016, our total debt was approximately $340.5 million, and we had the ability to borrow an additional $57.5 million under our revolving credit facility, subject to certain limitations. We may incur additional debt under our revolving credit facility or future debt agreements. The payment of principal and interest on our debt reduces cash available for distribution to us and on our units, including the Preferred Units.

The issuance of additional units on a parity with or senior to the Preferred Units would dilute the interests of the holders of the Preferred Units, and any issuance of Parity Securities or Senior Securities or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Preferred Units. Only the Change of Control conversion right relating to the Preferred Units protects the holders of the Preferred Units in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, which might adversely affect the holders of the Preferred Units.

As a holder of Preferred Units you have extremely limited voting rights.

Your voting rights as a holder of Preferred Units is extremely limited. Our common units are the only class of our partnership interests carrying full voting rights. Holders of the Preferred Units generally have no voting rights.

The lack of a fixed redemption date for the Preferred Units will increase your reliance on the secondary market for liquidity purposes.

Because the Preferred Units have no stated maturity date, investors seeking liquidity will be limited to selling their Preferred Units in the secondary market absent redemption by us. We have listed the Preferred Units on NASDAQ, but an active trading market on the NASDAQ for the Series A and Series B Preferred Units may not develop or, even if it develops, may not last, in which case the trading price of the Preferred Units could be adversely affected and your ability to transfer your Preferred Units will be limited. If an active trading market does develop on the NASDAQ, the Preferred Units may trade at prices lower than the offering price. The trading price of the Preferred Units depends on many factors, including:

• prevailing interest rates;

• the market for similar securities;

• general economic and financial market conditions;

• our issuance of debt or other preferred equity securities; and

• our financial condition and results of operations.

Market interest rates may adversely affect the value of the Preferred Units.

One of the factors that will influence the price of the Preferred Units will be the distribution yield on the Preferred Units (as a percentage of the price of the Preferred Units) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Preferred Units to expect a higher distribution yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Accordingly, higher market interest rates could cause the market price of the Preferred Units to decrease.

Change of control conversion rights may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The change of control conversion feature of the Preferred Units may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common units and Preferred Units with the opportunity to realize a premium over the then-current market price of such equity securities or that unitholders may otherwise believe is in their best interests.

Holders of Preferred Units may have liability to repay distributions.

Under certain circumstances, holders of the Preferred Units may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of Preferred Units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our Partnership Agreement.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business, a change in current law or our failure to satisfy the requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. We intend to furnish to each unitholder, within 90 days after the close of each calendar year, specific tax information, including a Schedule K-1, which describes his share of our income, gain, loss and deduction for our preceding taxable year. In preparing this information we will take various accounting and reporting positions. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our distributable cash flow.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our unitholders take such audit adjustments into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. A unitholder’s amount realized on his sale of common units will generally equal the amount of cash (or the fair market value of any property) he receives plus his allocable share of our nonrecourse liabilities. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if he sells such common units at a price greater than his tax basis in those common units, even if the price received is less than his original cost. Furthermore, a substantial portion of the amount realized on any sale of a unitholder’s common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

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

Certain of our operations may not generate qualifying income. We currently conduct a portion of the operations in subsidiaries that are treated as corporations for U.S. federal income tax purposes. Corporate federal income tax paid by these subsidiaries reduces our cash available for distribution.

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. In an attempt to ensure that 90% or more of our gross income in each tax year is qualifying income, we currently conduct a portion of our business related to these operations in separate domestic subsidiaries that are treated as corporations for U.S. federal income tax purposes.

These corporate subsidiaries are subject to corporate‑level tax, which reduces the cash available for distribution to us and, in turn, to our unitholders. Distributions from any such corporate subsidiary are generally taxed to unitholders as dividend income to the extent of the current and accumulated earnings and profits of such corporate subsidiary. An individual unitholder’s share of dividend income from any corporate subsidiary constitutes portfolio income that cannot be offset by the unitholder’s share of our other losses or deductions. If the IRS were to successfully assert that any corporate subsidiary has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS have issued Treasury regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

In addition to U.S. federal income taxes, our unitholders are likely subject to other taxes, including state, local and foreign income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file income tax returns and pay taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business throughout the United States and in certain other countries and many jurisdictions impose a personal income tax on individuals. It is our unitholders’ responsibility to file all federal, state, local and foreign tax returns. Please consult your tax advisor.

Treatment of distributions on our Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Preferred Units than the holders of our common units.

The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Preferred Units as partners for tax purposes and will treat distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Preferred Units as ordinary income. Although a holder of Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, we anticipate accruing and making the guaranteed payment distributions quarterly. Otherwise, the holders of Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of Preferred Units. If the Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Preferred Units.

A holder of Preferred Units will be required to recognize gain or loss on a sale of units equal to the difference between the unitholder's amount realized and tax basis in the units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the unitholder to acquire such Preferred Unit. Gain or loss recognized by a unitholder on the sale or exchange of a Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Preferred Units will not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in the Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts ("IRAs"), and non-U.S. persons raises issues unique to them. Distributions to non-U.S. holders of the Preferred Units will be subject to withholding taxes. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders may be required to file U.S. federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax exempt investors is not certain and such payments may be treated as unrelated business taxable income for federal income tax purposes. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Units.

U.S. Tax Risks Relating to Our REIT Subsidiary

In October 2016, we formed a wholly owned subsidiary, Landmark Infrastructure REIT LLC, a Delaware limited liability company (“REIT Sub”), that we intend will qualify as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”), in which we will own and operate certain assets.  Distributions from REIT Sub will generally be qualifying income to us for purposes of the Qualifying Income Exception and taxable to unitholders of the Partnership at ordinary income rates. In the future, we may own and operate other assets in REIT Sub.  The following risk factors pertain to REIT Sub.

Failure of REIT Sub to qualify, or maintain its qualification, as a REIT would have significant adverse consequences to us and the value of our common units.

 REIT Sub intends to elect to be taxed as a REIT commencing with its taxable year that ended December 31, 2016. We believe that REIT Sub has been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that its intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS, or an opinion of counsel, that REIT Sub qualifies as a REIT, and we cannot assure you that it so qualifies. If REIT Sub fails to qualify as a REIT, the funds available for distribution to us for each of the years involved will be substantially reduced because:

• REIT Sub would not be allowed a deduction for distributions to us in computing its taxable income and would be subject to U.S. federal income tax at regular corporate rates;

• REIT Sub also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

• unless REIT Sub is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

Any such corporate tax liability could be substantial and would reduce cash available for, among other things, REIT Sub’s operations and distributions to us. As a result of all these factors, REIT Sub’s failure to maintain its qualification as a REIT also could impair our ability to expand our business, make distributions to our unitholders and raise capital, and could materially and adversely affect the value of our common units.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations.

The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain REIT Sub’s qualification as a REIT. In order to maintain its qualification as a REIT, REIT Sub must satisfy a number of requirements, including requirements regarding the ownership of its units, requirements regarding the composition of its assets and a requirement that at least 95% of its gross income in any year must be derived from qualifying sources. The Partnership has not managed a REIT subsidiary before.  If we are not able to maintain compliance with the various REIT qualification requirements, the REIT Sub could, among other things, lose its REIT status.

We currently have no way to prevent concentrations of ownership in our common units that might cause REIT Sub to lose its REIT status.

To maintain REIT status, five or fewer individuals (defined in the Code to include certain entities) may not collectively own 50% or more in value of the equity interests, or units, in REIT Sub during the last half of any taxable year. This is known as the 5/50 Rule.  Also, rent earned by REIT Sub will not qualify under the REIT gross income tests to the extent rent is paid by certain related party tenants.  REIT Sub will initially have a small group of related tenants, so if one or more of those tenants were related party tenants, REIT Sub would fail the REIT gross income tests.  A tenant will be a related party tenant for a given year if REIT Sub owns a 10% or greater interest in such tenant at any time during the year.  Constructive ownership rules set forth in the Internal Revenue Code apply to determine whether the 5/50 Rule has been satisfied, and whether REIT Sub has a related party tenant. Since REIT Sub’s common units are currently all owned by us, REIT Sub will be relying on the permitted look-through provisions in the Code to take advantage of the wide ownership of our common units to comply with the 5/50 Rule.  Also, constructive ownership rules in the Code provide that, in some cases, ownership of tenant interests by a holder of our common units may be treated as constructively, owned by REIT Sub, and could cause REIT Sub to have a related party tenant.  We have no restrictions on the ownership of our common units which trade in the open market, and we currently do not have plans to amend our partnership agreement to impose any such restrictions. It is therefore possible that we may experience concentrations in our ownership that would cause REIT Sub to violate the 5/50 Rule, or could cause REIT Sub to have a related party tenant and, in either case, jeopardize REIT Sub’s qualification as a REIT.  We also currently have no practical way to monitor ownership in our common units on a real time basis, therefore concentrations of ownership could occur that we do not know about until well after the fact.

REIT Sub’s disposition of its assets may jeopardize its qualification as a REIT, or create additional tax liability for REIT Sub.

To continue to qualify as a REIT, REIT Sub must comply with requirements regarding its assets and its sources of income. If REIT Sub is compelled to dispose of its investments, for example to repay obligations to its lenders, which initially will be us, it may be unable to comply with these requirements, jeopardizing its qualification as a REIT.  In addition, REIT Sub may be subject to a 100% penalty tax on any gain resulting from its sale of assets that are treated as dealer property or inventory.  The possibility of this tax may prevent REIT Sub from selling its assets when it would like to do so.

 To maintain its REIT status, REIT Sub may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause it to curtail its investment activities and/or to dispose of assets at inopportune times, or make use of consent dividends creating phantom income, which could adversely affect its and our financial condition, results of operations, cash flow and value of our common units.

To qualify as a REIT, REIT Sub generally must distribute to its unitholders at least 90% of its net taxable income each year (excluding any net capital gains), and it will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year (including any net capital gains). In addition, it will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. To maintain its REIT status and avoid the payment of federal income and excise taxes, it may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. REIT Sub’s access to third-party sources of capital depends on a number of factors, including the market’s perception of its business and prospects, its current debt levels, and its current and potential future earnings. We cannot assure you that REIT Sub will have access to such capital on favorable terms at the desired times, or at all, which may cause it to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect its and our financial condition, results of operations, cash flow and the value of our common units.  In addition, REIT Sub may make use of “consent dividends” to meet the REIT distribution requirements, which would result in dividend income to us for federal income tax purposes, even though we would not receive a related cash distribution.  Any such consent dividends could create phantom income (i.e., income without commensurate cash) for our common unitholders.

The tax treatment of REITS or an investment in a REIT could be subject to legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of REITs, including REIT Sub, or an investment in REIT Sub may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for REIT Sub to qualify as a REIT. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect REIT Sub, and any such changes could negatively impact the value of an investment in our common units.

Even if REIT Sub qualifies as a REIT, it may be subject to tax.

Even if we maintain REIT Sub’s qualification as a REIT for U.S. federal income tax purposes, REIT Sub may be subject to federal, state and local income, property and excise taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer.

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

	High Sale	Low Sale	Quarterly Cash	Distribution	Record
Quarter Ended	Price	Price	Distribution per Unit	Date	Date
2016
December 31, 2016	$17.78	$12.55	$0.3500	February 15, 2017	February 6, 2017
September 30, 2016	18.44	15.93	0.3375	November 15, 2016	November 7, 2016
June 30, 2016	16.71	14.63	0.3325	August 15, 2016	August 8, 2016
March 31, 2016	15.72	11.52	0.3300	May 13, 2016	May 3, 2016
2015
December 31, 2015	$16.28	$13.00	$0.3250	February 12, 2016	February 8, 2016
September 30, 2015	16.75	10.54	0.3175	November 13, 2015	November 3, 2015
June 30, 2015	18.66	15.65	0.3075	August 14, 2015	August 4, 2015
March 31, 2015	19.00	15.66	0.2975	May 14, 2015	May 5, 2015
2014
December 31, 2014(1)	$19.25	$15.72	$0.1344	February 13, 2015	February 6, 2015

(1)

The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.2875 per unit prorated for the period from the date of the IPO of November 19, 2014 to December 31, 2014.

Under our current cash distribution policy, we intend to pay at least a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2875 per unit, or $1.15 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to pay distributions.

As of February 17, 2017, we had 106 unitholders of record of 19,457,353 common units outstanding. The number of unitholders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common units, whose units are held of record by banks, brokers and other financial institutions. As of February 17, 2017, we have issued 3,135,109 subordinated units for which there is no established trading market.

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

Intent to Distribute the Minimum Quarterly Distribution

We intend to pay at least a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2875 per unit, or $1.15 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement.

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

•

the adjusted operating surplus (as defined in our Partnership agreement) generated during each of the three consecutive, non‑overlapping four‑quarter periods immediately preceding that date equaled or exceeded the sum of $1.15 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during those periods on a fully diluted basis; and

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

•

the adjusted operating surplus (as defined in our Partnership agreement) generated during the four‑quarter period immediately preceding that date equaled or exceeded the sum of (1) $1.725 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during that period on a fully diluted basis and (2) the corresponding distributions on the incentive distribution rights; and

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

Use of Proceeds

On October 19, 2016, the Partnership closed a public offering of 3,450,000 common units representing limited partner interests in us at a price to the public of $16.30 per common unit, or $15.53 per common unit net of the underwriter’s discount. We received net proceeds of $53.3 million after deducting the underwriter’s discount and offering expenses paid by us of $2.9 million. We used all net proceeds to repay a portion of the borrowings under our revolving credit facility.

On May 20, 2015, the Partnership closed a public offering of additional 3,000,000 common units representing limited partner interests in us at a price to the public of $16.75 per common unit, or $15.9125 per common unit net of the underwriter’s discount. We received net proceeds of $46.9 million after deducting the underwriter’s discount and offering expenses paid by us of $3.3 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

Recent Sales of Unregistered Securities

In connection with the acquisition of certain assets and liabilities from Fund G on August 30, 2016, we issued 3,592,430 common units to Fund G. In connection with the acquisition of certain assets and liabilities in 2015 from Fund C, Fund E and Fund F, we issued 847,260, 1,998,852 and 1,266,317 common units to Fund C, Fund E and Fund F, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to the Consolidated and Combined Financial Statements for additional information.

ITEM 6. Selected Financial Data

During the years ended December 31, 2016 and 2015, the Partnership completed five and eight drop-down acquisitions of 539 and 761 tenant sites and related real property interests, respectively, and 14 and one investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $205.7 million and $268.2 million, respectively (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. See Note 3, Acquisitions within the Notes to the Consolidated and Combined Financial Statements in Item 15., “Exhibits, Financial Statement Schedules,” for additional information.

The following table includes selected financial data of Landmark Infrastructure Partners LP and our Predecessor for the years and as of the dates indicated in thousands. The following tables should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and accompanying notes in Item 15., “Exhibits, Financial Statement Schedules.”

	Year Ended December 31,
	2016(1)	2015(1)	2014(1)
Statements of Operations Data:
Revenue
Rental revenue	$41,171	$33,597	$24,432
Interest income on receivables	1,225	795	709
Total revenue	42,396	34,392	25,141
Expenses
Management fees to affiliate	196	480	766
Property operating	107	36	25
General and administrative	3,755	2,923	821
Acquisition-related	2,906	4,016	1,779
Amortization	11,191	8,651	6,258
Impairments	1,275	3,902	259
Total expenses	19,430	20,008	9,908
Total other income and expenses	(13,045)	(13,179)	(12,703)
Net income	$9,921	$1,205	$2,530
Less: Pre-acquisition net income from Drop-down Assets	48	469	5,228
Net income (loss) attributable to limited partners	9,873	736	(2,698)
Less: Distributions declared to preferred unitholders	(2,660)	—	—
Less: General partner's incentive distribution rights	(110)	—	—
Net income (loss) attributable to common and subordinated unitholders	$7,103	$736	$(2,698)
Net income (loss) per common and subordinated unit:
Common units – basic	$0.46	$0.16	$(0.34)
Common units – diluted	$0.41	$0.07	$(0.34)
Subordinated units – basic and diluted	$0.23	$(0.16)	$(0.34)
Cash distributions declared per common and subordinated unit	$1.3500	$1.2475	$0.1344
Balance Sheet Data (End of Period):
Land and real property interests, before accumulated amortization	$578,875	$466,052	$363,513
Land and real property interests, after accumulated amortization	$552,908	$449,671	$354,201
Total assets	$603,060	$485,619	$377,340
Revolving credit facility	$224,500	$233,000	$74,000
Secured debt facilities	$—	$74,136	$108,803
Secured notes, net	$112,435	$—	$—
Total liabilities	$358,730	$328,257	$199,377
Equity	$244,330	$157,362	$177,963
Statement of Cash Flow Data:
Cash flow provided by operating activities	$21,465	$15,955	$14,826
Cash flow used in investing activities	$(156,468)	$(134,211)	$(5,546)
Cash flow provided by (used in) financing activities	$135,798	$119,929	$(10,006)
Other Data:
Total number of leased tenant sites (end of period)	1,956	1,844	1,468
EBITDA(2)	$35,035	$20,814	$17,730
Adjusted EBITDA(2)	$39,169	$31,363	$22,338
Distributable cash flow	$20,686	$13,868	$1,182

(1)

Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 of our consolidated and combined financial statements included in Item 15 to this Annual Report on Form 10-K for additional information.

(2)

For a definition of the non‑GAAP financial measure of EBITDA and Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

Non‑GAAP Financial Measures

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized and realized gain or loss on derivatives, loss on extinguishment of debt, gain or loss on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents, and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid and maintenance capital expenditures and Preferred Units distributions. Distributable cash flow will not reflect changes in working capital balances.

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

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income:

	Year Ended December 31,
	2016(1)	2015(1)	2014(1)
Net cash provided by operating activities	$21,465	$15,955	$14,826
Unit-based compensation	(105)	(105)	(18)
Unrealized gain (loss) on derivatives	2,306	(446)	(643)
Loss on early extinguishment of debt	(1,703)	(1,872)	(2,905)
Amortization expense	(11,191)	(8,651)	(6,258)
Amortization of above- and below-market rents, net	1,338	1,467	936
Amortization of deferred loan costs and discount on secured notes	(1,703)	(1,902)	(1,842)
Receivables interest accretion	36	33	52
Impairments	(1,275)	(3,902)	(259)
Gain on sale of real property interests	374	237	—
Allowance for doubtful accounts and investments in receivables	(182)	—	(4)
Working capital changes	561	391	(1,355)
Net income	$9,921	$1,205	$2,530
Interest expense	13,923	10,958	8,942
Amortization expense	11,191	8,651	6,258
EBITDA (2)	$35,035	$20,814	$17,730
Impairments	1,275	3,902	259
Acquisition-related	2,906	4,016	1,779
Unrealized (gain) loss on derivatives	(2,306)	446	643
Realized loss on derivatives	99	140	213
Loss on early extinguishment of debt	1,703	1,872	2,905
Gain on sale of real property interests	(374)	(237)	—
Unit-based compensation	105	105	18
Straight line rent adjustments	(514)	(338)	(285)
Amortization of above- and below-market rents, net	(1,338)	(1,467)	(936)
Deemed capital contribution due to cap on general and administrative expense reimbursement	2,578	2,110	12
Adjusted EBITDA (2)	$39,169	$31,363	$22,338
Less: Drop-down Assets Adjusted EBITDA	(5,638)	(12,537)	(20,864)
Adjusted EBITDA applicable to limited partners	$33,531	$18,826	$1,474
Less: Cash interest expense	(10,185)	(4,958)	(292)
Less: Distributions declared to preferred unitholders	(2,660)	—	—
Distributable cash flow	$20,686	$13,868	$1,182

(1)

Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 of our consolidated and combined financial statements included in Item 15 to this Annual Report on Form 10-K for additional information.

(2)	For a definition of the non‑GAAP financial measure of EBITDA and Adjusted EBITDA, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms for time periods prior to our initial public offering (the “IPO”) refer to Landmark Infrastructure Partners LP Predecessor, our predecessor for accounting purposes (our “Predecessor”). Our Partnership succeeded our Predecessor, which includes substantially all the assets and liabilities that were contributed to us in connection with our IPO by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark Dividend LLC (“Landmark” or “Sponsor”). Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. The operations of the assets we acquired from Landmark and affiliates prior to acquisition dates of the Partnership, are also included in our operations and the operations of our Predecessor. For time periods subsequent to the IPO, references in this report to "Landmark Infrastructure Partners LP," "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated and combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Among other things, those historical consolidated and combined financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 93% of our tenant leases have contractual fixed‑rate escalators or CPI‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of December 31, 2016, we had a 97% occupancy rate with 1,956 of our 2,022 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Operating and Maintenance Expenses

Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the years ended December 31, 2016 and 2015, the Partnership completed five and eight drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

During the year ended December 31, 2016, the Partnership completed five drop-down acquisitions of an aggregate of 539 tenant sites and 14 investments in receivables from Landmark and affiliates in exchange for total consideration of $205.7 million. Additionally, during the year ended December 31, 2016 the Partnership acquired 40 tenant sites from third parties for a total consideration of $85.7 million. During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of an aggregate of 761 tenant sites and related real property interests from Landmark and affiliates in exchange for total consideration of $268.2 million.

Included in the Drop-down Assets acquired by the Partnership during the year ended December 31, 2016, 386 tenant sites and 5 investments in receivables were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”) for a total consideration of $140.3 million. Included in the Drop-down Assets acquired by the Partnership during the year ended December 31, 2015, 401 tenant sites were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-C LLC (“Fund C”), Landmark Dividend Growth Fund-E LLC (“Fund E”), Landmark Dividend Growth Fund-F LLC (“Fund F” and together with Fund C, Fund E and Fund G, the “Acquired Funds”) for a total consideration of $140.7 million.

Secured Notes

On June 16, 2016, the Partnership completed a securitization transaction involving certain tenant sites owned by certain special purpose subsidiaries of the Partnership, through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A principal amount of $91.5 million and Class B principal amount of $25.1 million, in an aggregate principal amount of $116.6 million. The Class A and Class B secured notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. See Note 8, Debt to the Consolidated and Combined Financial Statements for additional information.

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

General and Administrative Expenses

Under the Partnership’s Amended and Restated Agreement of Limited Partnership dated August 8, 2016 (the “Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement with Landmark (“Omnibus Agreement”), our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the funds. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the omnibus agreement.

Basis in Real Property Interests

We have concluded that the contribution of interests by the Contributing Landmark Funds and the Drop-Down Acquisitions were deemed transactions among entities under common control, since these entities have common management and ownership and are under common control. As a result, the contribution and acquisition of real property interests and other assets from the Contributing Landmark Funds and the Drop-down Assets were recorded at Landmark’s historical cost. Our statements of operations, financial position and cash flows have been adjusted retroactively as if the transactions occurred on the earliest date during which the entities were under common control.

Factors That May Influence Future Results of Operations

Acquisitions of Additional Real Property Interests

We intend to pursue acquisitions of real property interests from Landmark and its affiliates, including those real property interests subject to our right of first offer. We also intend to pursue acquisitions of real property interests from third parties, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we would pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we will target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. We expect the vast majority of our acquisitions will include leases with our Tier 1 tenants or tenants whose sub‑tenants are Tier 1 companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our initial portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our initial portfolio of real property interests into other fragmented infrastructure asset classes and expect to continue to pursue acquisitions internationally.

Changing Interest Rates

Interest rates have been at or near historic lows in recent years. If interest rates rise, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

Critical Accounting Policies

The following discussion of critical accounting policies uses “we”, “our” and the “Partnership” interchangeably. Our discussion and analysis of the historical financial condition and results of operations of the Partnership are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of significant accounting policies in Note 2 to the consolidated and combined financial statements of the Partnership, included elsewhere in Part IV, Item 15(a)(1). We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial condition and results of operations. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.

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

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The purchase consideration of the real property interests is allocated to the acquired tangible asset, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price allocation and the acquisition‑date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred.

Factors considered in estimating the fair value of tangible and intangible assets acquired include information obtained about each asset as a result of Landmark’s pre‑acquisition due diligence and its marketing and leasing activities. In order to calculate the estimated in‑place lease value, we employed the income approach in accordance with ASC 805 by multiplying the anticipated market absorption period by the market rent at the time of acquisition for each in‑place lease agreement. Based on our experience in the industry, we have determined a range of lease execution timelines to be between one and twelve months. For the in‑place lease valuation, we consider a lease‑up period of four to eight months to be representative of the market.

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

•

Wireless Communication – As a result of various factors, including the cancellation rights, ability to find alternative sites, credit risk, and historical cancellation and lease amendment rates, the lease term is generally considered to be the non‑cancellable term of the lease of 30 to 180 days. For these leases, rental abatements and contractual fixed increases are recorded in the period the amounts become due and payable.

•	Outdoor Advertising and Renewable Power Generation – The lease term is generally considered to be the non‑cancellable term of the remaining portion of the existing term of the lease.

The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site.

Our ability to accurately estimate the term of our tenant leases is critical to the amount of revenue we recognize.

Results of Operations of our Partnership

Segments

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising, and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all three businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Our results of operations for all periods presented were affected by acquisitions made during the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, we had 2,022 and 1,877 available tenant sites, respectively. The following table summarizes the combined statement of operations for years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Change
Revenue
Rental revenue	$41,171	$33,597	$7,574
Interest income on receivables	1,225	795	430
Total revenue	42,396	34,392	8,004
Expenses
Management fees to affiliate	196	480	(284)
Property operating	107	36	71
General and administrative	3,755	2,923	832
Acquisition-related	2,906	4,016	(1,110)
Amortization	11,191	8,651	2,540
Impairments	1,275	3,902	(2,627)
Total expenses	19,430	20,008	(578)
Other income and expenses
Interest expense	(13,923)	(10,958)	(2,965)
Loss on early extinguishment of debt	(1,703)	(1,872)	169
Realized loss on derivatives	(99)	(140)	41
Unrealized gain (loss) on derivatives	2,306	(446)	2,752
Gain on sale of real property interests	374	237	137
Total other income and expenses	(13,045)	(13,179)	134
Net income	$9,921	$1,205	$8,716

Rental Revenue

Rental revenue increased $7.6 million, $2.1 million of which was due to the greater number of assets in the portfolio during 2016 when compared to 2015. Additionally, $5.3 million was due to the full year impact of rental revenue in 2016 for the 409 tenant sites acquired during 2015. As of December 31, 2016, we had 2,022 available tenant sites with 1,956 leased tenant sites generating revenue compared to 1,877 available tenant sites and 1,844 leased tenant sites generating revenue as of December 31, 2015. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $30.4 million, $8.2 million, $2.6 million, or 74%, 20% and 6% of total rental revenue, respectively, during 2016, compared to $26.5 million, $6.8 million and $0.2 million, or 79%, 20% and 1% of total rental revenue, respectively, during 2015. The occupancy rates in our wireless communication, outdoor advertising and renewable power generation segments were 96%, 98% and 100%, respectively, as of December 31, 2016 compared to 98%, 98% and 100%, respectively, as of December 31, 2015. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, and renewable power generation segments were $1,776, $1,351 and $4,062, respectively, during 2016 compared to $1,756, $1,272, and $2,310, respectively, during 2015.

Interest Income on Receivables

Interest income on receivables increased $0.4 million during 2016 compared to 2015 as a result of the acquisition of certain solar sites accounted for as investments in receivables. During the year ended December 31, 2016, the Partnership acquired 14 investments in receivables compared to the 1 investment in receivable acquired in during the year ended December 31, 2015. The acquired investments in receivables are recorded at the fair value at the acquisition date, using discount rates ranging from 8.2% to 14.3%. The acquisitions made under common control from Landmark and affiliates require the prior periods to be retroactively adjusted to furnish comparative information. Interest income on receivables is generated from our wireless communication and renewable power generation segments.

Management Fees to Affiliates

Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Acquired Funds’ assets was terminated in connection with the Partnership’s acquisition of the Acquired Funds. The Acquired Fund acquisitions represent transactions under common control and require the prior periods to be retroactively adjusted to furnish comparative information. As such, prior information includes management fees to affiliates incurred by the Acquired Funds. Pursuant to the Partnership’s Omnibus Agreement, the Partnership instead reimburses Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

Property Operating

Property operating expenses increased $0.1 million during 2016 compared to 2015 due to the increase in property taxes as a result of an increase in fee simple properties during 2016. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs.

General and Administrative

General and administrative expenses increased $0.8 million during 2016 compared to 2015, due to an increase primarily in audit fees, legal fees, tax filing fees and tax preparation expenses. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2016 and 2015, Landmark reimbursed us $2.6 million and $2.1 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items, as well as legal and financial advisor expenses associated with the acquisitions. Acquisition‑related expenses decreased $1.1 million during 2016 compared to 2015 as a result of fewer assets included in the Drop-down Acquisitions that were acquired by Landmark in 2016. The acquisitions made from Landmark and affiliates represent transactions under common control and require the prior periods to be retroactively adjusted to furnish comparative information. The Drop-down Acquisitions included 145 and 409 tenant sites acquired by Landmark and affiliates during the years ended December 31, 2016 and 2015, respectively, with acquisition expenses of $0.3 million and $2.1 million, respectively, associated with the Drop-down Assets.

Amortization

Amortization expense increased $2.5 million during 2016 compared to 2015 as a result of having 2,022 tenant sites as of December 31, 2016 compared to 1,877 tenant sites as of December 31, 2015. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2016 contributing to a full year of amortization.

Impairments

Impairments decreased $2.6 million during 2016 compared to 2015, primarily due to nine lease terminations in our wireless communication and outdoor advertising segments during the year ended December 31, 2016 compared to 21 during the year ended December 31, 2015. As a result of T-Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently rescinded. As of December 31, 2016, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of past consolidation is already reflected in our occupancy rates.

Interest Expense

Interest expense increased $3.0 million during 2016 compared to 2015, primarily due to greater outstanding debt balance for the year ended December 31, 2016 compared to the outstanding debt balance for the year ended December 31, 2015. On June 16, 2016, the Partnership issued its Class A and Class B secured notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02% (weighted average of 4.27%), respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. We had $224.5 million outstanding under the revolving credit facility as of December 31, 2016 compared to $233.0 million as of December 31, 2015.

As the Drop-down Acquisitions were transactions between entities under common control, financial information has been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $2.5 million and $5.3 million for the years ended December 31, 2016 and 2015, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

Loss on Early Extinguishment of Debt

In connection with the acquisition of the Acquired Funds, cash proceeds were used to repay the Acquired
Funds’ secured indebtedness as part of the Acquired Funds’ respective liquidations. In connection with the acquisition of
Fund G during the year ended December 31, 2016 and the acquisitions of Fund F, Fund C and Fund E during the year ended December 31, 2015, $74.6 million, $24.5 million, $15.1 million and $29.2 million was used to repay each Acquired Funds’ secured indebtedness, respectively. At the time of each fund acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million and $1.9 million related to the secured debt facilities was recorded as a loss on extinguishment of debt during the years ended December 31, 2016 and 2015, respectively.

Realized loss and Unrealized Gain/(Loss) on Derivatives

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the year ended December 31, 2016 and the unrealized loss recorded for the year ended December 31, 2015 reflects the change in fair value of these contracts during those periods.

In connection with the acquisition of the Acquired Funds, the interest rate swaps held by the funds were terminated. The realized loss of $0.1 million recognized during the year ended December 31, 2016 reflects the loss on termination of interest rate swap agreements for Fund G. The realized loss of $0.1 million recognized during the year ended December 31, 2015 reflects the loss on termination of interest rate swap agreements for Fund E, Fund C and Fund F.

Gain on Sale of Real Property Interests

During the year ended December 31, 2016, we recognized a gain on the sale of real property interest of $0.4 million related to the sale of one wireless communication site. During the year ended December 31, 2015, we recognized a gain on the sale of real property interest of $0.2 million primarily related to tenant sites lost to eminent domain proceedings.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

The acquisitions made from Landmark and affiliates represent transactions under common control and require the prior periods to be retroactively adjusted to furnish comparative information. Our results of operations for all periods presented were affected by acquisitions made during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2015 and 2014, we had 1,877 and 1,474 available tenant sites, respectively. The following table summarizes the combined statement of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change
Revenue
Rental revenue	$33,597	$24,432	$9,165
Interest income on receivables	795	709	86
Total revenue	34,392	25,141	9,251
Expenses
Management fees to affiliate	480	766	(286)
Property operating	36	25	11
General and administrative	2,923	821	2,102
Acquisition-related	4,016	1,779	2,237
Amortization	8,651	6,258	2,393
Impairments	3,902	259	3,643
Total expenses	20,008	9,908	10,100
Other income and expenses
Interest expense	(10,958)	(8,942)	(2,016)
Loss on early extinguishment of debt	(1,872)	(2,905)	1,033
Realized loss on derivatives	(140)	(213)	73
Unrealized loss on derivatives	(446)	(643)	197
Gain on sale of real property interests	237	—	237
Total other income and expenses	(13,179)	(12,703)	(476)
Net income	$1,205	$2,530	$(1,325)

Rental Revenue

Rental revenue increased $9.2 million, $3.9 million of which was due to the greater number of assets in the portfolio during 2015 when compared to 2014. Additionally, $4.6 million was due to the full year impact of rental revenue in 2015 for the 359 tenant sites acquired during 2014. As of December 31, 2015, we had 1,877 available tenant sites with 1,844 leased tenant sites generating revenue compared to 1,474 available tenant sites and 1,468 leased tenant sites generating revenue as of December 31, 2014. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $26.5 million, $6.8 million and $0.2 million or 79%, 20% and 1% of total rental revenue, respectively, during the year ended December 31, 2015 compared to $20.2 million, $4.2 million and $15,258, or 83%, 17% and less than 1% of total rental revenue, respectively, for the year ended December 31, 2014. The occupancy rates in our wireless communication, outdoor advertising and renewable power generation segments were 98%, 98% and 100%, respectively, as of December 31, 2015 compared to 99%, 100% and 100%, respectively, as of December 31, 2014. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,756, $1,272, and $2,310, respectively, during 2015 compared to $1,630, $1,154, and $1,491, respectively, during 2014.

Interest Income on Receivables

Interest income on receivables increased $0.1 million during 2015 compared to 2014 as a result of the Partnership’s acquisition of an investment in receivables in connection with the July 21, 2015 acquisition as described in Note 3, Acquisitions. During the year ended December 31, 2014, no such acquisitions were made. Interest income on receivables during the years ended December 31, 2015 and 2014, is generated from our wireless communication segment.

Management Fees to Affiliate

Landmark’s right to receive management fees ranging from $45 to $75 per asset per month for managing each of the Contributing Landmark Funds and Acquired Funds’ assets was terminated in connection with the IPO and the Partnership’s acquisition of the Acquired Funds. The acquisitions made from Landmark and affiliates represent transactions under common control and require the prior periods to be retroactively adjusted to furnish comparative information. As such, prior information includes management fees to affiliates incurred by the Acquired Funds. Pursuant to the Partnership’s Omnibus Agreement, the Partnership will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter.

General and Administrative

General and administrative expenses increased $2.1 million during 2015 compared to 2014, due to an increase in additional accounting and legal related expenses associated with being a public company. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019).  The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2015 and 2014, Landmark reimbursed us $2.1 million and $12,349, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items, as well as legal and financial advisor expenses associated with the acquisitions. Acquisition‑related expenses increased $2.2 million during 2015 compared to 2014 as a result of the 761 tenant sites acquired by the Partnership during 2015. Additionally, the acquisitions made from Landmark and affiliates represent transactions under common control and require the prior periods to be retroactively adjusted to furnish comparative information. The Drop-down Acquisitions include 409 and 359 tenant sites acquired by Landmark and affiliates during the years ended December 31, 2015 and 2014, respectively, with acquisition-related expenses of $2.1 million and $1.7 million, respectively.

Amortization

Amortization expense increased $2.4 million during 2015 compared to 2014 as a result of having 1,877 tenant sites as of December 31, 2015 compared to 1,474 tenant sites as of December 31, 2014. We expect amortization of investments in real property rights with finite useful lives and in-place lease values to continue to increase based on increased acquisitions and assets acquired in 2015 contributing to a full year of amortization.

Impairments

Impairments increased $3.6 million during 2015 compared to 2014, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the year ended December 31, 2015. As a result of T-Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently rescinded. As of December 31, 2015, the majority of the MetroPCS sites where we have received termination notices have been vacated. Other recent consolidation events include Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). We believe the impact of the industry consolidation is already reflected in our occupancy rates.

Interest Expense

Interest expense increased $2.0 million during 2015 compared to 2014, due to greater outstanding debt balance under the revolving credit facility for the year ended December 31, 2015 compared to the outstanding debt balance under the secured debt facilities for the year ended December 31, 2014. As the Drop-down Acquisitions were transactions between entities under common control, the financial statements have been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $5.3 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $1.2 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively.

In connection with the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new senior secured revolving credit facility. Effective December 24, 2014, we entered into an interest rate swap agreement with a notional amount of $70.0 million to fix the floating interest rate over a four-year period at an effective rate of 4.02%. On February 5, 2015, we swapped an additional $25.0 million of the floating rate on our revolving facility at an effective rate of 3.79% over a four-year period beginning April 13, 2015. On August 24, 2015, we entered into an additional interest rate swap agreement with a notional amount of $50.0 million to fix the floating interest rate at an effective rate of 4.24% over a seven-year period beginning October 1, 2015.

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

Loss on Early Extinguishment of Debt

In connection with the acquisition of the Acquired Funds, cash proceeds were used to repay the Acquired Funds’ secured indebtedness as part of the Acquired Funds’ respective liquidations. In connection with the acquisition of Fund E, Fund C and Fund F, $29.2 million, $15.1 million and $24.5 million was used to repay each Acquired Funds’ secured indebtedness, respectively. At the time of each fund acquisition, the unamortized balance of the deferred loan costs totaling $1.9 million related to the secured debt facilities was recorded as a loss on extinguishment of debt during the years ended December 31, 2015.

In connection with the amendment and restatement of the secured debt facilities of Fund A and Fund D as a new secured revolving credit facility, as described above, we expensed the unamortized balance of the deferred loan costs of $2.9 million related to these facilities during the year ended December 31, 2014.

Realized loss and Unrealized Loss on Derivatives

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts, as described above, that fixed the floating LIBOR rate. Additionally, the Contributing Landmark Funds and the Acquired Funds mitigated exposure to fluctuations in interest rates under the secured debt facilities by entering into swap contracts that fixed the floating LIBOR rate under the facilities. These contracts were adjusted to fair value at each period end. The unrealized loss recorded for the years ended December 31, 2015 and 2014 reflects the change in fair value of the interest rate swap contracts during those periods.

The realized loss of $0.1 million recorded during the year ended December 31, 2015 reflects the loss termination of interest rate swap agreements for Fund E, Fund C and Fund F, as described above. As part of the formation transactions, the interest rate swaps held by Contributing Landmark Funds were terminated. The realized loss of $0.2 million recorded during the year ended December 31, 2014 reflects the loss termination of these contracts in 2014.

Gain on Sale of Real Property Interests

During the year ended December 31, 2015, we recognized a gain on the sale of real property interest of $0.2 million primarily related to tenant sites lost to eminent domain proceedings.

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our assets, including:

•	$15.6 million contractual obligation to acquire three tenant sites and related real property interests;
•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;
•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our common and preferred unitholders.

We intend to satisfy our short‑term liquidity requirements through borrowings available under our revolving credit facility and through cash flow from operating activities. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long term debt arrangements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC) under which we have the ability to issue and sell an indeterminate amount of common and preferred units representing limited partner interests in us and debt securities.

We intend to pay at least a quarterly distribution of $0.35 per unit per quarter, which equates to approximately $8.0 million per quarter, or $32.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of February 17, 2017. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to $1.3 million per quarter, or $5.2 million per year in the aggregate based on the number of Preferred Units outstanding as of February 17, 2017. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

The table below summarizes the quarterly distribution paid related to our financial results:

		Total Cash
	Distribution	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Date
Common and Subordinated Units
December 31, 2014	$0.1344	$1,054	February 13, 2015
March 31, 2015	0.2975	2,332	May 14, 2015
June 30, 2015	0.3075	3,334	August 14, 2015
September 30, 2015	0.3175	4,077	November 13, 2015
December 31, 2015	0.3250	4,864	February 12, 2016
March 31, 2016	0.3300	4,954	May 13, 2016
June 30, 2016	0.3325	5,089	August 15, 2016
September 30, 2016	0.3375	7,628	November 15, 2016
December 31, 2016 (1)	0.3500	7,985	February 15, 2017

Series A Preferred Units
June 30, 2016	$0.5611	$449	July 15, 2016
September 30, 2016	0.5000	432	October 17, 2016
December 31, 2016	0.5000	432	January 17, 2017

Series B Preferred Units
September 30, 2016	$0.5322	$979	November 15, 2016
December 31, 2016	0.4938	909	February 15, 2017

(1)

On January 25, 2017, the board of directors of our General Partner declared a quarterly cash distribution of $0.3500 per common and subordinated unit, or $1.40 per unit on an annualized basis, for the quarter ended December 31, 2016. This distribution was paid on February 15, 2017 to unitholders of record as of February 6, 2017.

As of December 31, 2016, we had $340.5 million of total outstanding indebtedness. On October 19, 2016, we exercised our option to increase the available commitments under our revolving credit facility for an additional $32.0 million, resulting in aggregate commitments of $282.0 million under the revolving credit facility. As of December 31, 2016, we had $224.5 million of outstanding borrowings on our revolving credit facility, and we had $57.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$21,465	$15,955	$14,826
Net cash used in investing activities	(156,468)	(134,211)	(5,546)
Net cash provided by (used in) financing activities	135,798	119,929	(10,006)

Comparison of year ended December 31, 2016 to year ended December 31, 2015

Net cash provided by operating activities.  Net cash provided by operating activities increased $5.5 million to $21.5 million for the year ended December 31, 2016 compared to $16.0 million for the year ended December 31, 2015. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.    Net cash used in investing activities increased by $22.3 million to $156.5 million for the year ended December 31, 2016 compared to $134.2 million for the year ended December 31, 2015. The change in cash used in investing activities was due to a higher level of cash acquisitions during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Net cash provided by financing activities.    Net cash provided by financing activities was $135.8 million for the year ended December 31, 2016 compared to net cash provided by financing activities of $119.9 million for the year ended December 31, 2015. The increase in cash provided by financing activities is primarily attributable to the increase in proceeds from equity offerings of $76.7 million and offset by increased net principal debt payments of $90.9 million and the increase in distributions of $13.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to the General Partner in the financial statements.

Comparison of year ended December 31, 2015 to year ended December 31, 2014

Net cash provided by operating activities.    Net cash provided by operating activities increased by $1.2 million to $16.0 million for the year ended December 31, 2015 compared to $14.8 million for the year ended December 31, 2014. The increase is primarily attributable to the increase in the number of assets generating operating cash flows in 2015 compared to 2014 and the timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.    Net cash used in investing activities increased by $128.7 million to $134.2 million for the year ended December 31, 2015 compared to $5.5 million for the year ended December 31, 2014. The increase is due to the increase in acquisitions of real property interests by the Partnership during the year ended December 31, 2015.

Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $119.9 million for the year ended December 31, 2015 compared to the net cash used in financing activities of $10.0 million for the year ended December 31, 2014. The net cash provided by financing activities during the year ended December 31, 2015 is primarily attributable to $122.2 million of net borrowings for the acquisition of real property interests and $46.9 million of net proceeds from a public offering of common units offset by distributions to unitholders during the year ended December 31, 2015. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark. The net cash used in financing activities during the year ended December 31, 2014 is primarily attributable to $34.1 million of net borrowings for the acquisition of real property interests and $82.0 million of net proceeds from the issuance of common units and sale of subordinated units during the IPO offset by the distribution of $67.3 million to the Contributing Landmark Funds’ members during 2014.

Revolving Credit Facility

Credit Facility

At the closing of the IPO, we amended and restated the existing secured debt facilities of Fund A and D as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On June 3, 2015, the Partnership exercised its option to increase the available commitments under its revolving credit facility for an additional $60.0 million, resulting in aggregate commitments of $250.0 million. On October 19, 2016, we exercised our option to increase the available commitments under our revolving credit facility for an additional $32.0 million, resulting in aggregate commitments of $282.0 million under the revolving credit facility. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries is pledged as collateral under our revolving credit facility.

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

As of December 31, 2016, the Partnership had $224.5 million of total outstanding indebtedness under the revolving credit facility with $57.5 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at December 31, 2016.

Secured Notes

On June 16, 2016, the Partnership completed a Securitization transaction involving certain tenant sites owned by certain special purpose subsidiaries of the Partnership (the “Obligors”), through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes in an aggregate principal amount of $116.6 million. The secured notes were issued in two separate classes as indicated in the table below. The Class B notes are subordinated in right of payment to the Class A notes.

	Initial Principal		Anticipated
Class	Balance (in thousands)	Note Rate	Repayment Date
Class A	$91,500	3.52%	June 15, 2021
Class B	$25,100	7.02%	June 15, 2021

The secured notes are secured by (1) mortgages and deeds of trust on substantially all of the tenant sites and their operating cash flows, (2) a security interest in substantially all of the personal property of the Obligors, and (3) the rights of the Obligors under a management agreement. Under the Indenture, the Obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio of LMRK Issuer is at least 2.0 to 1.0.

In connection with the issuance and sale of the secured notes, the Obligors, Deutsche Bank Trust Company Americas, as Indenture Trustee and as Securities Intermediary, and the General Partner entered into a cash management agreement, dated as of June 16, 2016 (the “Cash Management Agreement”). Pursuant to the Cash Management Agreement, the Indenture Trustee will administer the reserve funds in the manner set forth in the Indenture. Under the Cash Management Agreement, the Partnership is required to maintain reserve accounts for cash flows generated from the operation of the Secured Tenant Site Assets. As of December 31, 2016, the Partnership held $2.9 million in the reserve accounts which are classified as Restricted Cash on the accompanying consolidated and combined balance sheets.

Amounts due under the secured notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets. We are required to make monthly payments of principal and interest on Class A notes and monthly payments of interest only on Class B notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021. However, if the DSCR, or debt service coverage ratio, generally calculated as the ratio of annualized net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees that we will be required to pay over the succeeding twelve Payment Dates, is 1.30 to 1.0 or less for one calendar month (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make certain other payments required under the Indenture, referred to as Excess Cash Flow, will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released unless and until the debt service coverage ratio exceeds the Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period” commences if, as of the end of any calendar month, the debt service coverage ratio falls below 1.15 to 1.0 (the “Minimum DSCR”) and will continue to exist until the debt service coverage ratio exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period, excess cash flow is applied to repay the secured notes. As of December 31, 2016, the DSCR is above 2.0.

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

Commitments

Our contractual obligations as of December 31, 2016 were (in thousands):

	Payments by Period
		Less than	Between	Between
	Total	1 year	1 - 3 years	3 - 5 years
Revolving credit facility (principal)	$224,500	$—	$224,500	$—
Revolving credit facility (interest)(1)	24,852	8,629	16,223	—
Secured notes (principal and interest)	137,342	6,686	16,593	114,063

(1)	Interest payable is based on the interest rates in effect on December 31, 2016, including the effect of the interest rate swaps and unused commitment fees.

In connection with the Fund G August 30, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests. Upon the closing of these acquisitions, the Partnership is obligated to pay cash consideration of approximately $11.3 million to the property owner and to issue 221,729 Common Units to Fund G as additional consideration. Additionally, in connection with the December 22, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire one additional tenant site and related real property interest. Upon the closing of this acquisition, the Partnership is obligated to pay cash consideration of approximately $3.7 million to the property owner and $0.6 million to Landmark as additional consideration.

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

Distributions on the Series B Preferred Units are cumulative from the date of the original issuance and will be payable quarterly in arrears on the 15th day of February, May, August and November of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series B Preferred Units was paid on November 15, 2016 in an amount equal to $0.5321527 per unit. Distributions on the Series B Preferred Units will accumulate at a rate of 7.9% per annum per $25.00 stated liquidation preference per Series B Preferred Unit. The Series B Preferred Units will rank on parity to our Series A Preferred Units with respect to distributions and distributions upon a liquidation event.

In connection with the closing of the Series B Preferred Unit offering, on August 8, 2016, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP for the purpose of creating the Series B Preferred Units and defining the preferences, rights, powers and duties of holders of Series B Preferred Units.

ATM Programs

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million, pursuant to our previously filed and effective registration statement on Form S-3. On June 24, 2016, the Partnership established a Preferred Unit at-the-market offering program (the “Preferred Unit ATM Program” and together with the Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2016, the Partnership issued 405,156 Common Units under our Common Unit ATM Program, generating gross proceeds of $6.9 million. During the year ended December 31, 2016, the Partnership issued 63,957 Series A Preferred Units under our Preferred Unit ATM Program, generating gross proceeds of $1.6 million.

Off Balance Sheet Arrangements

As of December 31, 2016, our partnership does not have any off balance sheet arrangements.

Inflation

Substantially all of our tenant lease arrangements are triple net or effectively triple net and provide for fixed‑rate escalators or rent escalators tied to CPI increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and our tenants’ (or the underlying property owners’) obligations to pay taxes and expenses under our triple net and effectively triple net lease arrangements. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Newly Issued Accounting Standards

For a discussion of newly issued accounting standards updates, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Notes to the Consolidated and Combined Financial Statements in Item 15., “Exhibits, Financial Statement Schedules.”

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

Interest Rate Risk

As of December 31, 2016, our revolving credit facility has outstanding debt balance of $224.5 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of December 31, 2016, we have hedged $145.0 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 75 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flow by approximately $0.6 million annually. If LIBOR were to decrease by approximately 75 basis points, the decrease in interest expense on our pro forma debt would be approximately $0.6 million annually.

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

Foreign Currency Risk

As we expand to internal markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. As of December 31, 2016, less than 1% of rental revenue was denominated in foreign currencies. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2016.

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

Name	Age	Position with Landmark Infrastructure Partners GP LLC
Arthur P. Brazy, Jr.	57	Chief Executive Officer and Director
George P. Doyle	47	Chief Financial Officer and Treasurer
Daniel R. Parsons	52	Senior Vice President – Information Systems and Technology
Matthew P. Carbone	50	Chairman of the Board of Directors
James F. Brown	52	Director
Nandit Gandhi	49	Director
Edmond G. Leung	36	Director
Ronald W. Readmond	74	Director
Thomas Carey White III	51	Director
Gerald A. Tywoniuk	55	Director

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

Edmond G. Leung was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Leung was elected as a member of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Leung has been a Managing Director of AIM since December 2015, was a Principal of AIM from December 2013 until November 2015, a Vice President with AIM from January 2010 until November 2013 and an Associate from September 2007 to December 2009. Mr. Leung has served as a member of the board of managers of Arrow Holdings LLC, an AIM portfolio company, since November 2016. Mr. Leung has served as a member of the board of managers of Nordic Cold Storage LLC, an AIM portfolio company, since July 2011 until November 2016. Mr. Leung received a B.A. in Economics and a B.S. in Business Administration from University of California, Berkeley. We believe that Mr. Leung’s extensive investing and corporate finance experience, as well as his in depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

Ronald W. Readmond was appointed a director of our general partner. Mr. Readmond serves as CEO of Total Worth Financial LLC, a financial services firm engaged in the conforming residential mortgage market. Mr. Readmond has served as a Senior Advisor with Kelly Park Capital LLC, an investment advisory and consulting firm, since March 2009. Mr. Readmond previously served as Founder and Chief Executive Officer of Milestone International Asset Management, Inc., a private wealth management firm, from 2004 to 2007. Prior to that, Mr. Readmond served as Interim Chief Executive Officer of TruMarkets, an electronic fixed income trading platform, from January 2001 to June 2001, as a director of ProBusiness Services, Inc. from February 1997 to June 2003, and as President and Co‑Chief Executive Officer of Wit Capital Corporation, now Soundview Technology Group, a part of UBS, from June 1998 to June 2000. From 1989 to 1996, Mr. Readmond served in various capacities, including Chief Operating Officer and Vice Chairman, at Charles Schwab & Co., Inc., a brokerage and investing company. Mr. Readmond has also previously served as a General Partner and Managing Director of Alex Brown & Sons, as Chairman of International Equity Partners, and as a director of NASDAQ. Mr. Readmond received a B.A. in Economics from Western Maryland College. We believe that Mr. Readmond’s significant financial expertise and experience provide him with the necessary experience to be a member of the Board of Directors of our general partner.

Thomas Carey White III was appointed a Director of our general partner. Mr. White has served as the Chief Executive Officer of Positive Arts LLC, a systems architecture, engineering and management firm, since January 2011. Mr. White has also served as Chief Financial Officer of Active Wellness, a management services company operating corporate fitness centers, since January 2014. Mr. White has also served as the Chairman of Feeding Your Kids Foundation, a nonprofit organization that runs an international program focused on teaching parents how to feed their children healthier food, since he cofounded the Foundation in May 2010. From November 2011 to February 2016, Mr. White served as Chief Financial Officer of Itrim US, LLC, a fitness and health company. Mr. White also served as the Chief Financial Officer and Chief Technology Officer of Club One, a fitness company, from January 2004 to December 2010. Mr. White received a BA from Stanford University and an MBA from Harvard Business School. We believe that Mr. White’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

Gerald A. Tywoniuk was appointed a Director of our general partner in January 2015. Mr. Tywoniuk currently serves on the board of directors of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, and chairs the board’s audit committee. He also serves as an independent director and audit committee chairperson at American Midstream GP, LLC, the general partner of American Midstream Partners, L.P. Mr. Tywoniuk has been providing interim and project CFO consulting services since May 2010. From June 2008 through August 2013, Mr. Tywoniuk served Pacific Energy Resources Ltd. in various senior roles (Senior Vice President, Finance beginning June 2008, Chief Financial Officer beginning August 2008, acting Chief Executive Officer and CFO beginning September 2009, Plan Representative beginning December 2010). He held these positions as an employee until May 2010 and as a consultant on a part-time basis until August 2013. Pacific Energy Resources Ltd. was an oil and gas acquisition, exploitation and development company. Mr. Tywoniuk joined the company in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and in August 2013 completed its liquidation. Mr. Tywoniuk has over 34 years of experience in accounting and finance and has previously served a number of public companies in senior executive and management roles, including as chief financial officer and director of MarkWest Energy Partners, L.P. in connection with its initial public offering. We believe that Mr. Tywoniuk’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2016.

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

Except with respect to any equity incentive awards in us that may be granted under our 2014 Long‑Term Incentive Plan, or “LTIP,” our general partner’s executive officers do not receive any separate amounts of compensation for their services to us and all compensation decisions for our general partner’s executive officers are made by Landmark, without input from our general partner’s board of directors or any committees thereof. Any awards granted to our general’s partner’s executive officers under our LTIP are determined and granted by our general partner’s board of directors or one of its applicable committees. No equity incentive awards were granted to any of our executive officers in 2016.

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

The following table sets forth the total compensation paid to our non-employee directors as compensation for their year of service to us in 2016.

Director Compensation
Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
Ronald W. Readmond	$63,500	$35,000	$98,500
Thomas Carey White III	60,500	35,000	95,500
Gerald A. Tywoniuk	51,000	70,000	121,000

(1)	Amounts shown represent 2016 retainer and meeting fees.
(2)

The amounts shown represent the grant date fair value of awards granted in 2016. In 2016, each of our independent directors who was serving on the Board as of December 31, 2015, received 2,460 common units grants for 2016 services. Additionally, as Mr. Tywoniuk was appointed as a Director in January 2015 he received 2,460 common units in 2016 for 2015 services.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of units of Landmark Infrastructure Partners LP as of December 31, 2016, held by beneficial owners of 5% or more of the units, by each director, director nominee and named executive officer of Landmark Infrastructure Partners GP LLC, our general partner, and by all directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 19,450,555 common units and 3,135,109 subordinated units outstanding as of December 31, 2016. Unless otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the units and the business address of each such beneficial owner is c/o Landmark Infrastructure Partners LP, 2141 Rosecrans Avenue, Suite 2100, El Segundo, CA 90245.

					Total
					Partnership
	Common Units		Subordinated Units		Interests
Name of beneficial owner(1)	Number	Percent	Number	Percent	Percent
Landmark Dividend Holdings LLC(2)	308,906	1.6%	3,135,109	100%	15.2%
Directors/Named Executive Officers
Arthur P. Brazy, Jr.	57,165	*	—	—	*
George P. Doyle	6,071	*	—	—	*
Matthew P. Carbone	6,314	*	—	—	*
James F. Brown	—	—	—	—	—
Nandit Gandhi	2,303	*	—	—	*
Edmond G. Leung	2,606	*	—	—	*
Ronald W. Readmond	4,985	*	—	—	*
Thomas Carey White III	6,735	*	—	—	*
Gerald A. Tywoniuk	6,928	*	—	—	*
All Directors and Executive Officers as a group (9 persons)	93,107	* %	—	—%	* %

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 2141 Rosecrans Avenue, Suite 2100, P.O. Box 3429, El Segundo, CA 90245.
(2)

Includes (1) 253,809 common units and 3,135,109 Subordinated Units held directly by Landmark Dividend LLC and (2) 55,097 common units held directly by Landmark Z-Unit Holdings LLC. Landmark Dividend LLC and Landmark Z-Unit Holdings LLC are indirectly owned and managed by Landmark Dividend Holdings LLC. Landmark Dividend Holdings LLC is managed by a board of managers. The board of managers of Landmark Dividend Holdings LLC is comprised of Matthew P. Carbone, Edmond G. Leung, Nandit Gandhi, Fenton R. Talbott, Jeffrey J. Knyal, Arthur P. Brazy, Jr., James F. Brown, Trevor J. Brock and David L. Hollon. AIM Landmark Holdings, LLC is the record holder of approximately 57% of the limited liability company interests of Landmark Dividend Holdings, LLC and is entitled to elect the majority of the members of the board of managers of Landmark Dividend Holdings LLC. AIM Landmark Holdings, LLC is controlled by AIM Universal Holdings, LLC. AIM Universal Holdings, LLC is managed by Robert B. Hellman, Matthew P. Carbone and Judy N. Bornstein, and voting and investment determinations with respect to the securities held by Landmark Dividend LLC are ultimately controlled by the following AIM Universal Holdings, LLC persons: Robert B. Hellman, Jr., Matthew P. Carbone, Brian Barlow, Ryan Barnes, Judy N. Bornstein, Edward Diffendal, Nandit Gandhi, Matthew Garibaldi, Nancy Katz and Edmond G. Leung. Each of the foregoing persons and each member of the board of managers of Landmark Dividend Holdings LLC, disclaims beneficial ownership of such securities. Each of AIM Universal Holdings, LLC, AIM Landmark Holdings, LLC and Landmark Dividend Holdings, LLC may be deemed to indirectly beneficially own the securities held by Landmark Dividend LLC and Landmark Z-Unit Holdings LLC, but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein. The principal business address of AIM Universal Holdings, LLC and AIM Landmark Holdings, LLC is 950 Tower Lane, Suite 800, Foster City, California 94404. The principal business address of Landmark Dividend LLC, Landmark Dividend Holdings LLC and Landmark Z-Unit Holdings LLC is 2141 Rosecrans Avenue, Suite 2100, El Segundo, California 90245.

*The percentage of units beneficially owned by each director or each executive officer does not exceed 1% of the common units outstanding. The percentage of units beneficially owned by all directors and executive officers as a group does not exceed 1% of the common units outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, the following equity securities were authorized for issuance under our existing compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding,	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights (#)	and Rights ($)	reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	770,110 (1)
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	770,110

(1)	Amount shown represents Common Units available for issuance under the LTIP as of December 31, 2016.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2016, Landmark and affiliates own 308,906 common units and 3,135,109 subordinated units, representing a 15% limited partner interest in us. In addition, our general partner owns a non‑economic general partner interest in us.

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

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to the unitholders pro rata, including Landmark and affiliates, as holder of an aggregate of 308,906 common units and 3,135,109 subordinated units as of December 31, 2016. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, Landmark and affiliates would receive annual distributions of $0.4 million on its common units and $3.6 million on its subordinated units.

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

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the years ended December 31, 2016 and 2015, the Partnership completed the acquisition of 386 and 401 tenant sites subject to our right of first offer for total consideration of $140.3 million and $140.7 million, respectively. See further discussion of the ROFO acquisitions in Note 3, Acquisitions and Note 14, Related Party Transactions to the Consolidated and Combined Financial Statements for additional information.

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

Indemnification

Environmental Indemnification by Landmark.  Under the omnibus agreement, Landmark will indemnify us for all violations of environmental laws and all environmental remediation or corrective action that is required by environmental laws, in each case to the extent related to the assets contributed to us by Landmark in connection with the IPO and arising prior to the closing of the IPO, or relating to a condition existing as of closing that continues after closing, under laws in existence prior to the closing of the IPO. Landmark will not be obligated to indemnify us for any environmental losses unless Landmark is notified of such losses prior to the fifth anniversary of the closing of the IPO. Furthermore, Landmark will not be obligated to indemnify us for any environmental losses of $50,000 or less, nor will Landmark be obligated to indemnify us until our aggregate indemnifiable losses exceed a $0.5 million deductible (and then Landmark will only be obligated to indemnify us for amounts in excess of such deductible). Finally, the aggregate amount that Landmark is obligated to indemnify us for is capped at $5.0 million.

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

Tax Indemnification by Landmark.    For a period up to 60 days past the expiration of any applicable statute of limitations, Landmark will indemnify us for any federal, state, local and foreign tax liability attributable to the operations or ownership of the assets contributed to us arising prior to the closing of the IPO or otherwise related to Landmark’s contribution of those assets to us in connection with the IPO, including any such income tax liability of Landmark and its affiliates that may result from our formation transactions or that arises under Treasury Regulation Section 1.1502‑6.

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

Other Agreements with Landmark and Related Parties

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. For the years ended December 31, 2016 and 2015, we incurred $0.1 million and $6,250 of license fees related to the AIF patent license agreement.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Fees for professional services rendered by Ernst & Young LLP, our independent auditor, for the years ended December 31, 2016 and 2015 are presented in the following table (in thousands).

Category	2016	2015
Audit fees (1)	$952	$820
Audit-related fees (2)	198	639
Tax fees	—	—
All other fees	—	—
Total	$1,150	$1,459

(1)

The Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, and services that were provided in connection with statutory and regulatory filings including other SEC registration statement and consent services.

(2)

Audit-related fees incurred in connection with the offering in October 2016, 3-14 audit and ATM Programs in 2016. Audit-related fees incurred in connection with the offering in May 2015 and shelf registration statement on Form S-3 in November 2015.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm	F‑2
Consolidated and Combined Balance Sheets as of December 31, 2016 and 2015	F‑3
Consolidated and Combined Statements of Operations for the years ended December 31, 2016, 2015 and 2014	F‑4
Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F‑5
Consolidated and Combined Statements of Partners’ Capital	F‑6
Consolidated and Combined Statements of Cash Flows	F‑7
Notes to Consolidated and Combined Financial Statements	F‑8

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

3.1

Certificate of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-11 (Registration No. 333-199221), initially filed on October 8, 2014, as amended).

3.2

First Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 25, 2014)

3.3	Second Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 4, 2016
3.4	Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 8, 2016).
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

10.16

Management Agreement, dated as of June 16, 2016, by and among Landmark Infrastructure Partners GP LLC, as Manager, and LMRK Issuer Co. LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC and LD Acquisition Company 10 LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2016).

10.17

Guarantee and Security Agreement, dated as of June 16, 2016, by and between LMRK Guarantor Co. LLC and the Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 22, 2016).

10.18

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

10.19

Servicing Agreement, dated as of June 16, 2016, by and between Midland Loan Services, a division of PNC Bank, National Association, as Servicer, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 22, 2016).

10.20

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

10.21

Membership Interest Contribution Agreement, dated as of August 30, 2016, by and among Landmark Dividend Growth Fund G — LLC, Landmark Infrastructure Partners LP and Landmark Dividend LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 2, 2016).

10.22

Purchase Agreement dated as of, October 12, 2016, by and among Recurrent Energy Landco LLC and Landmark Infrastructure Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 13, 2016).

10.23

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

*Filed herewith.

†Previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 23, 2017.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 23, 2017.

Signature	Title	Date

/s/ Arthur P. Brazy, Jr.	Director and Chief Executive Officer	February 23, 2017
Arthur P. Brazy, Jr.	(Principal Executive Officer)

/s/ George P. Doyle	Chief Financial Officer and Treasurer	February 23, 2017
George P. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Carbone	Chairman of the Board of Directors	February 23, 2017
Matthew P. Carbone

/s/ James F. Brown	Director	February 23, 2017
James F. Brown

/s/ Nandit Gandhi	Director	February 23, 2017
Nandit Gandhi

/s/ Edmond G. Leung	Director	February 23, 2017
Edmond G. Leung

/s/ Ronald W. Readmond	Director	February 23, 2017
Ronald W. Readmond

/s/ Thomas Carey White III	Director	February 23, 2017
Thomas Carey White III

/s/ Gerald A. Tywoniuk	Director	February 23, 2017
Gerald A. Tywoniuk

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F‑2
Consolidated and Combined Balance Sheets as of December 31, 2016 and 2015	F‑3
Consolidated and Combined Statements of Operations for the years ended December 31, 2016, 2015, and 2014	F‑4
Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-5
Consolidated and Combined Statements of Partners’ Capital	F‑6
Consolidated and Combined Statements of Cash Flows	F‑7
Notes to Consolidated and Combined Financial Statements	F‑8
F-45

Report of Independent Registered Public Accounting Firm

The Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of Landmark Infrastructure Partners LP

We have audited the accompanying consolidated and combined balance sheets of Landmark Infrastructure Partners LP as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the ﬁnancial statement schedule listed in the index to these financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Landmark Infrastructure Partners LP at December 31, 2016 and 2015, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related ﬁnancial statement schedule, when considered in relation to the basic ﬁnancial statements taken as a whole, presents fairly in all material respects the ﬁnancial information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

February 23, 2017

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

(in thousands, except unit data)

	December 31,
	2016	2015*
Assets
Land	$88,845	$12,887
Real property interests	490,030	453,165
Total land and real property interests	578,875	466,052
Accumulated amortization of real property interests	(25,967)	(16,381)
Land and net real property interests	552,908	449,671
Investments in receivables, net	17,440	12,136
Cash and cash equivalents	2,711	1,984
Restricted cash	2,851	—
Rent receivables, net	2,372	1,340
Due from Landmark and affiliates	566	2,206
Deferred loan costs, net	2,797	3,090
Deferred rent receivable	1,379	865
Derivative assets	1,860	—
Other intangible assets, net	15,730	13,120
Other assets	2,446	1,207
Total assets	$603,060	$485,619
Liabilities and equity
Revolving credit facility	$224,500	$233,000
Secured debt facility, net	—	74,136
Secured notes, net	112,435	—
Accounts payable and accrued liabilities	4,374	1,787
Other intangible liabilities, net	13,061	14,380
Prepaid rent	3,984	4,131
Derivative liabilities	376	823
Total liabilities	358,730	328,257
Commitments and contingencies (Note 14)
Equity
Series A cumulative redeemable preferred units, 863,957 and zero units issued and outstanding at December 31, 2016 and 2015, respectively	19,393	—
Series B cumulative redeemable preferred units, 1,840,000 and zero units issued and outstanding at December 31, 2016 and 2015, respectively	44,256	—
Common units, 19,450,555 and 11,820,144 units issued and outstanding at December 31, 2016 and 2015, respectively	294,296	179,045
Subordinated units, 3,135,109 units issued and outstanding	22,524	25,942
General Partner	(135,630)	(47,633)
Accumulated other comprehensive income (loss)	(509)	8
Total equity	244,330	157,362
Total liabilities and equity	$603,060	$485,619

*   Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

(in thousands, except per unit data)

	Year ended December 31,
	2016*	2015*	2014*
Revenue
Rental revenue	$41,171	$33,597	$24,432
Interest income on receivables	1,225	795	709
Total revenue	42,396	34,392	25,141
Expenses
Management fees to affiliate	196	480	766
Property operating	107	36	25
General and administrative	3,755	2,923	821
Acquisition-related	2,906	4,016	1,779
Amortization	11,191	8,651	6,258
Impairments	1,275	3,902	259
Total expenses	19,430	20,008	9,908
Other income and expenses
Interest expense	(13,923)	(10,958)	(8,942)
Loss on early extinguishment of debt	(1,703)	(1,872)	(2,905)
Realized loss on derivatives	(99)	(140)	(213)
Unrealized gain (loss) on derivatives	2,306	(446)	(643)
Gain on sale of real property interests	374	237	—
Total other income and expenses	(13,045)	(13,179)	(12,703)
Net income	9,921	1,205	2,530
Less: Pre-acquisition net income from Drop-down Assets	48	469	5,228
Net income (loss) attributable to limited partners	9,873	736	(2,698)
Less: Distributions declared to preferred unitholders	(2,660)	—	—
Less: General partner's incentive distribution rights	(110)	—	—
Net income (loss) attributable to common and subordinated unitholders	$7,103	$736	$(2,698)
Net income (loss) per common and subordinated unit
Common units – basic	$0.46	$0.16	$(0.34)
Common units – diluted	$0.41	$0.07	$(0.34)
Subordinated units – basic and diluted	$0.23	$(0.16)	$(0.34)
Weighted average common and subordinated units outstanding
Common units – basic	13,986	7,558	4,703
Common units – diluted	17,121	10,693	4,703
Subordinated units – basic and diluted	3,135	3,135	3,135

*   Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Comprehensive Income

(in thousands)

	Year ended December 31,
	2016*	2015*	2014*
Net income	$9,921	$1,205	$2,530
Other comprehensive income (loss):
Foreign currency translation adjustment	(517)	5	3
Other comprehensive income (loss)	(517)	5	3
Comprehensive income	$9,404	$1,210	$2,533

*Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

(in thousands)

										Accumulated
			Preferred	Preferred			Preferred	Preferred		Other
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Total
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Equity(2)
Balance as of December 31, 2013	—	—	—	—	$—	$—	$—	$—	$130,756	$—	$130,756
Contributions of real property interests to predecessor	—	—	—	—	—	—	—	—	32,202	—	32,202
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(11,648)	—	(11,648)
Net income	—	—	—	—	—	—	—	—	5,228	—	5,228
Contribution of assets by Landmark Infrastructure Partners LP Predecessor	1,953	1,068	—	—	93,222	(8,448)	—	—	(83,020)	—	1,754
Balance post reorganization(1)	1,953	1,068	—	—	$93,222	$(8,448)	$—	$—	$73,518	$3	$158,295
Proceeds from initial public offering, net	2,750	—	—	—	42,731	—	—	—	—	—	42,731
Proceeds from sale of subordinated units to Landmark	—	2,067	—	—	—	39,273	—	—	—	—	39,273
Distributions to Contributing Landmark Funds	—	—	—	—	(59,668)	—	—	—	—	—	(59,668)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	12	—	12
Unit-based compensation	—	—	—	—	18	—	—	—	—	—	18
Net loss attributable to partners	—	—	—	—	(1,619)	(1,079)	—	—	—	—	(2,698)
Balance as of December 31, 2014	4,703	3,135	—	—	$74,684	$29,746	$—	$—	$73,530	$3	$177,963
Net income from Drop-down Assets attributable to Predecessor	—	—	—	—	—	—	—	—	469	—	469
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(120,853)	—	(120,853)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	5	5
Issuance of units in connection with the Acquired Funds	4,112	—	—	—	63,571	—	—	—	—	—	63,571
Issuance of Common Units, net	3,000	—	—	—	46,942	—	—	—	—	—	46,942
Distributions	—	—	—	—	(7,484)	(3,313)	—	—	(2,889)	—	(13,686)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,110	—	2,110
Unit-based compensation	5	—	—	—	105	—	—	—	—	—	105
Net income (loss) attributable to partners	—	—	—	—	1,227	(491)	—	—	—	—	736
Balance as of December 31, 2015	11,820	3,135	—	—	$179,045	$25,942	$—	$—	$(47,633)	$8	$157,362
Pre-acquisition net income from Drop-down Assets	—	—	—	—	—	—	—	—	48	—	48
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(90,701)	—	(90,701)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(517)	(517)
Issuance of Preferred Units, net	—	—	864	1,840	—	—	19,393	44,256	—	—	63,649
Issuance of Common Units, net	7,621	—	—	—	127,128	—	—	—	—	—	127,128
Distributions	—	—	—	—	(18,349)	(4,154)	(1,250)	(1,410)	(32)	—	(25,195)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,578	—	2,578
Unit-based compensation	10	—	—	—	105	—	—	—	—	—	105
Net income attributable to partners	—	—	—	—	6,367	736	1,250	1,410	110	—	9,873
Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$244,330

(1)

Prior to the reorganization and closing of the IPO on November 19, 2014, amounts represent the combined and consolidated results of the Contributing Landmark Funds and the Drop-down Assets. For time periods subsequent to the reorganization and IPO, these financial statements represent the results of Landmark Infrastructure Partners LP and its Drop-down Assets. See Notes 2 and 3 for additional information.

(2)

Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2016*	2015*	2014*
Operating activities
Net income	$9,921	$1,205	$2,530
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	105	105	18
Unrealized (gain) loss on derivatives	(2,306)	446	643
Loss on early extinguishment of debt	1,703	1,872	2,905
Amortization expense	11,191	8,651	6,258
Amortization of above- and below- market lease	(1,338)	(1,467)	(936)
Amortization of deferred loan costs	1,701	1,902	1,842
Amortization of discount on secured notes	2	—	—
Receivables interest accretion	(36)	(33)	(52)
Impairments	1,275	3,902	259
Gain on sale of real property interests	(374)	(237)	—
Allowance for investments in receivables	—	—	4
Allowance for doubtful accounts	182	—	—
Changes in operating assets and liabilities:
Rent receivables, net	(1,217)	(1,182)	(124)
Accounts payable and accrued liabilities	911	1,279	746
Deferred rent receivables	(514)	(338)	(285)
Prepaid rent	(101)	1,612	1,036
Due from Landmark and affiliates	1,369	(914)	381
Other assets	(1,009)	(848)	(399)
Net cash provided by operating activities	21,465	15,955	14,826
Investing activities
Acquisition of land	(78,032)	(8,917)	—
Acquisition of real property interests	(70,958)	(126,234)	(6,298)
Proceeds from sales of real property interests	1,789	378	—
Acquisition of receivables	(10,172)	(142)	—
Repayments of receivables	905	704	752
Net cash used in investing activities	(156,468)	(134,211)	(5,546)
Financing activities
Proceeds from the issuance of Common Units, net	59,990	46,942	42,731
Proceeds from the issuance of Series A Preferred Units, net	19,393	—	—
Proceeds from the issuance of Series B Preferred Units, net	44,256	—	—
Proceeds from the issuance of subordinated units to Landmark	—	—	39,273
Proceeds from revolving credit facility	230,800	210,200	75,000
Principal payments on revolving credit facility	(239,299)	(51,200)	(1,000)
Proceeds from the issuance of secured notes	116,583	—	—
Principal payments on secured notes	(583)	—	—
Proceeds from secured debt facilities	—	34,767	56,456
Principal payments on secured debt facilities	(76,235)	(71,585)	(96,352)
Deferred loan costs	(4,345)	(1,873)	(5,357)
Changes in restricted cash	(2,851)	—	—
Capital contribution to fund general and administrative expense reimbursement	2,678	1,477	—
Distributions to Contributing Landmark Funds members	—	—	(67,282)
Distributions to preferred unitholders	(1,860)	—	—
Distributions to limited partners	(22,535)	(10,797)	—
Consideration received from (paid to) General Partner associated with Drop-down Acquisitions	9,806	(38,002)	(53,475)
Net cash provided by (used in) financing activities	135,798	119,929	(10,006)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	(68)	—	—
Net increase (decrease) in cash and cash equivalents	727	1,673	(726)
Cash and cash equivalents at beginning of the period	1,984	311	1,037
Cash and cash equivalents at end of the period	$2,711	$1,984	$311

*   Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated and Combined Financial Statements

1. Organization

Landmark Infrastructure Partners, LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) as a master limited partnership organized in the State of Delaware and completed its initial public offering on November 19, 2014 (the “IPO”). References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms for time periods prior to our IPO, refer to our predecessor for accounting purposes (our “Predecessor”) and for time periods subsequent to the IPO, refer to Landmark Infrastructure Partners LP.

The Partnership was formed to own a portfolio of primarily real property interests that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership also own certain interests in receivables associated with similar assets.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of December 31, 2016, Landmark and affiliates own (a) our general partner; (b) 308,906 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us and; (c) all of the incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

The Partnership succeeded our Predecessor upon completion of our IPO. Substantially all the assets and liabilities that were contributed to us in connection with our IPO were held by Landmark Dividend Growth Fund-A LLC (“Fund A”) and Landmark Dividend Growth Fund-D LLC (“Fund D” and together with Fund A, the “Contributing Landmark Funds”), two investment funds formerly managed by Landmark. Our Predecessor includes the results of such assets during any period they were previously owned by Landmark or any of its affiliates. For periods presented prior to the IPO, these consolidated and combined financial statements were derived from the Predecessor based on historical results of operations, cash flows, assets and liabilities.

During the years ended December 31, 2016 and 2015, the Partnership completed five and eight drop-down acquisitions of 539 and 761 tenant sites and related real property interests, respectively, and 14 and one investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $205.7 million and $268.2 million, respectively (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to include the historical results and financial position of the Drop-down Assets prior to the acquisition dates. The accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. The differences between the cash consideration of each acquisition and the historical cost basis were allocated to the General Partner. All intercompany transactions and account balances have been eliminated. See Note 3, Acquisitions for additional information.

All financial information presented for the periods after the IPO represent the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Drop-down Assets during the periods the assets were under common control. Additionally, to the extent certain real property interests within the Contributing Landmark Funds and the Acquired Funds (as defined in note 3 below) were owned by Landmark, or its affiliates, prior to the Contributing Landmark Funds and the Acquired Funds owned such real property interest, an allocation of management fees at the same rate that Landmark charges the Contributing Landmark Funds and the Acquired Funds for administrative services is reflected in the consolidated and combined financial statements. See further discussion in Note 14, Related‑Party Transactions.

The consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and account balances have been eliminated. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements herein do not necessarily reflect what the Partnership’s financial position, results of operations, comprehensive income or cash flows would have been if the Partnership had been a stand‑alone entity during the periods presented. As a result, historical financial information is not necessarily indicative of the Partnership’s future results of operations, comprehensive income, financial position or cash flows. All references to tenant sites are unaudited.

Use of Estimates

The preparation of the consolidated and combined financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates.

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The purchase consideration for the real property interests is allocated to the acquired tangible assets, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 6% and 20%. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price allocation and the acquisition‑date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred.

Factors considered in estimating the fair value of tangible and intangible assets acquired include information obtained about each asset as a result of Landmark’s pre‑acquisition due diligence and its marketing and leasing activities. In order to calculate the estimated in‑place lease value, we employed the income approach in accordance with ASC 805 by multiplying the anticipated market absorption period by the market rent at the time of acquisition for each in‑place lease agreement. Based on our experience in the industry, we have determined a range of lease execution timelines to be between one and twelve months. For the in‑place lease valuation, we consider a lease-up period of four to eight months to be representative of the market.

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

Real Property Interests

Real property interests consist of land, easements and lease assignments underlying wireless communication, outdoor advertising and renewable power generation infrastructure. The real property interests are typically held as ownership of land or easements to use land, or roof tops, both of which allow us to use the asset for a specific purpose. Real property interests, excluding land, are intangibles that are recorded at cost. Amortization is computed using the straight‑line method over the estimated useful lives of the real property interests, which is estimated as the shorter of the revenue generating period of the asset or the term of the real estate rights which range from 12 to 99 years. Real property interests with a perpetual term are not amortized but evaluated periodically for impairment.

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

Restricted Cash

Restricted cash primarily consists of amounts pledged as collateral to secure obligations.

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

Investments in Receivables, Net

The Partnership acquired streams of future cash flows associated with real property interests and certain lease arrangements that meet the definition of a financial asset within the wireless communication and renewable power generation industries. The Partnership has no significant rights or obligations associated with the cash flows other than in certain arrangements, to pass a portion of the cash flows received to the owner of the respective lease. The future cash flow streams are recorded at their net present value based on the estimated net cash flows to be received by the Partnership using the implied discount rate at the date of the acquisition.

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

On a regular basis, the Partnership assesses investments in receivables for impairment. Internally generated cash flow projections are used to determine if the receivables are expected to be repaid in accordance with the terms of the related agreements. If it is probable that a receivable will not be repaid in accordance with the related agreement, the General Partner considers the receivable impaired. To measure impairment, the General Partner calculates the present value of the expected future cash flows discounted at the original effective interest rate. If the present value is less than the carrying value of the receivable, a specific impairment reserve is recorded for the difference. For the years ended December 31, 2016 and 2015, the Partnership recorded zero allowance on investments in receivables.

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

For the years ended December 31, 2016, 2015, and 2014, leases obtained by the Partnership through its acquisition and ownership of real property interests in the wireless communication industry and the outdoor advertising industry were generally cancelable upon 30 ‑ 180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non‑cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable.

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

•	Outdoor Advertising and Renewable Power Generation – The lease term is generally considered to be the non‑cancellable term of the remaining portion of the existing term of the lease.

The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site.

Certain leases provide for the greater of a minimum rent or a percentage of the revenue generated by the tenant (“Contingent Rent”). Contingent rent is recognized when measurable and all possible contingencies have been eliminated. During the years ended December 31, 2016, 2015, and 2014, the Partnership recognized $0.6 million, $0.2 million and $0.1 million of Contingent Rent, respectively.

Rents Receivable, net

Rents receivables consists of tenant receivables arising in the normal course of business. Tenant receivables are uncollateralized customer obligations requiring payment within various time frames not to exceed one year from the invoice date. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowances for doubtful accounts. The amounts due from tenants are periodically reviewed and an allowance for doubtful accounts is maintained for estimated losses resulting from the inability of tenants to make required payments under lease agreements. Judgment is exercised in establishing these allowances with the payment history and the current credit status of tenants considered in developing these estimates. At December 31, 2016 and 2015, the allowance for doubtful accounts was $0.2 million and zero, respectively.

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our wholly owned subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”). Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. Certain foreign wholly owned subsidiaries of the Partnership conduct certain activities in international locations that generate taxable income and will be treated as taxable entities. Additionally, our consolidated subsidiary Landmark Infrastructure REIT LLC (“REIT Sub”) files as a corporation for U.S. federal income tax purposes. The REIT Sub has elected to be treated as a REIT and we believe that it has operated in a manner that has allowed the REIT Sub to qualify as a REIT for federal income tax purposes commencing with such taxable year, and the REIT Sub intends to continue operating in such manner. If the REIT Sub fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions, all of its taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated and combined financial statements, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains and losses resulting from translation adjustments are included in accumulated other comprehensive income (loss).

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

In the normal course of business, the Partnership encounters economic risk, including interest rate risk, credit risk, and market risk. Interest rate risk is the result of movements in the underlying variable component of financing rates. Credit risk is the risk of default that results from an underlying tenant/borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the valuation of real property interests and investments in receivables held by the Partnership.

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

The Partnership’s real property interests are located throughout the United States. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. In certain instances, the Partnership’s position in the real property interest may be subordinate to a mortgage lender on the real property.

Business Segments

The FASB accounting guidance with regard to disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Partnership has three reportable segments, wireless communication, outdoor advertising, and renewable power generation for all periods presented.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The adoption of ASU 2017-01 is expected to have an impact on the Partnership’s consolidated financial statements as we expect the majority of future acquisitions to not meet the definition of a business and the related asset acquisition cost will be capitalized instead of expensed. The Partnership will continue to assess the impact of the adoption of this ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU No. 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects the adoption of ASU 2016-16 to increase the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. As of December 31, 2016, the amount of restricted cash was $2.9 million.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Partnership is currently evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard mandates the use of the modified retrospective transition method. The Partnership is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

3. Acquisitions

Drop-down Acquisitions

During the years ended December 31, 2016 and 2015, the Partnership completed five and eight Drop-down Acquisitions, respectively, from our Sponsor and affiliates. Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership during 2016 and 2015 were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”), Landmark Dividend Growth Fund-F LLC (“Fund F”), Landmark Dividend Growth Fund-C LLC (“Fund C”) and Landmark Dividend Growth Fund-E LLC (“Fund E” and together with Fund G, Fund F and Fund C, the “Acquired Funds”). All other Drop-down Acquisitions have been made from Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly-owned subsidiary of Landmark. The following table presents the Drop-down Acquisitions completed by the Partnership during 2016 and 2015:

		Number of Tenant Sites					Consideration (in millions)
				Renewable		Investments	Borrowings
		Wireless	Outdoor	Power		in	and Available	Common
Acquisition Date	Source	Communication	Advertising	Generation	Total	Receivables	Cash	Units	Total
December 22, 2016	HoldCo	28	5	2	35	2	$13.6	$—	$13.6
August 30, 2016	HoldCo	28	5	30	63	—	21.1	—	21.1
August 30, 2016	Fund G	214	171	1	386	5	75.6	64.7	140.3
August 1, 2016	HoldCo	37	4	12	53	6	24.4	—	24.4
April 20, 2016	HoldCo	1	—	1	2	1	6.3	—	6.3
2016 Acquisitions		308	185	46	539	14	$141.0	$64.7	$205.7

December 18, 2015	HoldCo	23	16	2	41	—	$24.2	$—	$24.2
November 19, 2015	Fund F	99	37	—	136	—	25.0	19.5	44.5
November 19, 2015	Fund C	67	5	—	72	—	17.3	13.0	30.3
September 21, 2015	HoldCo	50	13	2	65	—	20.3	—	20.3
August 18, 2015	Fund E	135	57	1	193	—	34.9	31.0	65.9
July 21, 2015	HoldCo	81	16	3	100	1	35.7	—	35.7
April 8, 2015	HoldCo	45	28	—	73	—	22.1	—	22.1
March 4, 2015	HoldCo	41	39	1	81	—	25.2	—	25.2
2015 Acquisitions		541	211	9	761	1	$204.7	$63.5	$268.2

The assets and liabilities acquired from Landmark and affiliates are recorded at the historical cost of Landmark, as the Drop-down Acquisitions are deemed to be transactions between entities under common control with the statements of operations of the Partnership adjusted retroactively as if the Drop-down Acquisitions occurred on the earliest date during which the Drop-down Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, comprehensive income, financial position and cash flows of the Drop-down Assets as if we owned the Drop-down Assets as of the date acquired by Landmark for all periods presented. The following tables present our results of operations, comprehensive income, financial position and cash flows reflecting the effect of the Drop-down Acquisitions on pre-acquisition periods.

Consolidated statement of operations and comprehensive income for the year ended December 31, 2016 (in thousands):

		Pre-Acquisition
	Landmark	results of the
	Infrastructure	Drop-down	Consolidated
	Partners LP	Acquisitions	Results
Revenue
Rental revenue	$35,208	$5,963	$41,171
Interest income on receivables	1,029	196	1,225
Total revenue	36,237	6,159	42,396
Expenses
Management fees to affiliate	—	196	196
Property operating	105	2	107
General and administrative	3,755	—	3,755
Acquisition-related	2,648	258	2,906
Amortization	9,703	1,488	11,191
Impairments	1,275	—	1,275
Total expenses	17,486	1,944	19,430
Other income and expenses	(8,878)	(4,167)	(13,045)
Net income	$9,873	$48	$9,921
Other comprehensive loss	(513)	(4)	(517)
Comprehensive income	$9,360	$44	$9,404

Consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2015 (in thousands):

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	Acquisitions	Partners LP	Acquisitions	Partners LP
	Infrastructure	Prior to	(As Previously Reported	Post	(As Currently
	Partners LP	December 31, 2015	February 16, 2016)	December 31, 2015	Reported)
Revenue
Rental revenue	$19,808	$7,194	$27,002	$6,595	$33,597
Interest income on receivables	783	3	786	9	795
Total revenue	20,591	7,197	27,788	6,604	34,392
Expenses
Management fees to affiliate	—	231	231	249	480
Property operating	24	3	27	9	36
General and administrative	2,913	10	2,923	—	2,923
Acquisition-related	1,956	1,730	3,686	330	4,016
Amortization	5,219	1,702	6,921	1,730	8,651
Impairments	3,902	—	3,902	—	3,902
Total expenses	14,014	3,676	17,690	2,318	20,008
Other income and expenses	(5,841)	(4,691)	(10,532)	(2,647)	(13,179)
Net income (loss)	$736	$(1,170)	$(434)	$1,639	$1,205
Other comprehensive income	—	—	—	5	5
Comprehensive income (loss)	$736	$(1,170)	$(434)	$1,644	$1,210

Consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014 (in thousands):

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	Acquisitions	Partners LP	Acquisitions	Partners LP
	Infrastructure	Prior to	(As Previously Reported	Post	(As Currently
	Partners LP	December 31, 2015	February 16, 2016)	December 31, 2015	Reported)
Revenue
Rental revenue	$13,489	$7,912	$21,401	$3,031	$24,432
Interest income on receivables	709	—	709	—	709
Total revenue	14,198	7,912	22,110	3,031	25,141
Expenses
Management fees to affiliate	362	280	642	124	766
Property operating	25	—	25	—	25
General and administrative	817	4	821	—	821
Acquisition-related	38	489	527	1,252	1,779
Amortization	3,497	1,885	5,382	876	6,258
Impairments	259	—	259	—	259
Total expenses	4,998	2,658	7,656	2,252	9,908
Other income and expenses	(8,655)	(2,938)	(11,593)	(1,110)	(12,703)
Net income (loss)	$545	$2,316	$2,861	$(331)	$2,530
Other comprehensive income	—	—	—	3	3
Comprehensive income (loss)	$545	$2,316	$2,861	$(328)	$2,533

Balance Sheet as of December 31, 2015 (in thousands):

	Landmark	Pre-Acquisition
	Infrastructure	results of the	Landmark
	Partners LP	Acquisitions	Infrastructure
	(As Previously Reported	Post	Partners LP
	February 16, 2016)	December 31, 2015	(As Currently Reported)
Assets
Land	$10,813	$2,074	$12,887
Real property interests	358,074	95,091	453,165
Total land and real property interests	368,887	97,165	466,052
Accumulated amortization of real property interest	(14,114)	(2,267)	(16,381)
Land and net real property interests	354,773	94,898	449,671
Investments in receivables, net	8,137	3,999	12,136
Cash and cash equivalents	1,984	—	1,984
Rent receivables, net	952	388	1,340
Due from Landmark and affiliates	2,206	—	2,206
Deferred loan cost, net	3,090	—	3,090
Deferred rent receivable	676	189	865
Other intangible assets, net	10,731	2,389	13,120
Other assets	1,207	—	1,207
Total assets	$383,756	$101,863	$485,619
Liabilities and equity
Revolving credit facility	$233,000	$—	$233,000
Secured debt facility, net	—	74,136	74,136
Accounts payable and accrued liabilities	1,683	104	1,787
Other intangible liabilities, net	12,001	2,379	14,380
Prepaid rent	2,981	1,150	4,131
Derivative liabilities	736	87	823
Total liabilities	250,401	77,856	328,257
Commitments and contingencies
Equity	133,355	24,007	157,362
Total liabilities and equity	$383,756	$101,863	$485,619

Consolidated summarized cash flows for the year ended December 31, 2016 (in thousands):

		Pre-Acquisition
	Landmark	results of the
	Infrastructure	Drop-down	Consolidated
	Partners LP	Acquisitions	Results
Net cash provided by operating activities	$18,982	$2,483	$21,465
Net cash used in investing activities	(156,468)	—	(156,468)
Net cash provided by (used in) financing activities	138,281	(2,483)	135,798

Consolidated summarized cash flows for the year ended December 31, 2015 (in thousands):

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	Acquisitions	Partners LP	Acquisitions	Partners LP
	Infrastructure	Prior to	(As Previously Reported	Post	(As Currently
	Partners LP	December 31, 2015	February 16, 2016)	December 31, 2015	Reported)
Net cash provided by operating activities	$9,691	$2,531	$12,222	$3,733	$15,955
Net cash used in investing activities	(134,220)	—	(134,220)	9	(134,211)
Net cash provided by (used in) financing activities	126,203	(2,531)	123,672	(3,743)	119,929

Consolidated summarized cash flows for the year ended December 31, 2014 (in thousands):

		Pre-Acquisition	Landmark	Pre-Acquisition	Landmark
		results of the	Infrastructure	results of the	Infrastructure
	Landmark	Acquisitions	Partners LP	Acquisitions	Partners LP
	Infrastructure	Prior to	(As Previously Reported	Post	(As Currently
	Partners LP	December 31, 2015	February 16, 2016)	December 31, 2015	Reported)
Net cash provided by operating activities	$8,803	$4,773	$13,576	$1,250	$14,826
Net cash used in investing activities	(5,546)	—	(5,546)	—	(5,546)
Net cash used in financing activities	(3,983)	(4,773)	(8,756)	(1,250)	(10,006)

The Pre-acquisition results of the Acquisitions Prior to December 31, 2015 column includes the retroactive adjustments to reflect the results of operations and cash flows of the Drop-down Acquisitions made during 2015 prior to the acquisition dates for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported February 16, 2016) column refers to information previously filed within the Partnerships’ Form 10-K as filed on February 16, 2016. The Pre-acquisition results of the Acquisitions Post December 31, 2015 column includes the retroactive adjustments to reflect the results of operations and cash flows of the Drop-down Acquisitions made during 2016 prior to the acquisition dates for the periods under common control.

Third Party Acquisitions

During the year ended December 31, 2016, the Partnership completed several direct third party acquisitions, including several acquisitions in exchange for Common Units pursuant to a previously filed and effective registration statement on Form S-4, in which the Partnership may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third party acquisitions completed by the Partnership during 2016:

	No. of Tenant Sites				Consideration (in millions)
			Renewable		Borrowings
	Wireless	Outdoor	Power		and Available	Common
Acquisition Description	Communication	Advertising	Generation	Total	Cash	Units	Total
Second Quarter
International	2	—	—	2	$0.1	$—	$0.1
UEP	3	—	—	3	—	1.6	1.6
Total	5	—	—	5	$0.1	$1.6	$1.7

Third Quarter
International	4	1	—	5	$4.4	$—	$4.4
UEP	1	—	—	1	—	0.1	0.1
Total	5	1	—	6	$4.4	$0.1	$4.5

Fourth Quarter
International	6	5	—	11	$2.0	$—	$2.0
UEP	1	1	—	2	—	0.9	0.9
Domestic	8	2	6	16	76.6	—	76.6
Total	15	8	6	29	$78.6	$0.9	$79.5

2016 Total Direct Acquisitions	25	9	6	40	$83.1	$2.6	$85.7

4. Real Property Interests

The following summarizes the Partnership’s real property interests (in thousands):

	December 31,
	2016	2015
Land	$88,845	$12,887
Real property interests – perpetual	99,911	97,212
Real property interests – finite life	390,119	355,953
Total land and real property interests	578,875	466,052
Accumulated amortization of real property interests	(25,967)	(16,381)
Land and net real property interests	$552,908	$449,671

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

During the years ended December 31, 2016 and 2015, the Partnership paid total consideration of $205.7 million and $268.2 million, respectively, for Drop-down Acquisitions. The Drop-down Acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. During the year ended December 31, 2016, the difference between the total consideration of $205.7 million and the historical cost basis of $141.1 million was allocated to the General Partner. During the year ended December 31, 2015, the difference between the total consideration of $268.2 million and the historical cost basis of $198.8 million was allocated to the General Partner. The Partnership finalized the purchase price allocations for the 2016 acquisitions during the year ended December 31, 2016.

The following table summarizes final allocations for the Drop-down Acquisitions of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition by Landmark (in thousands). Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2016	$75,959	$34,096	$4,003	$972	$(864)	$114,166
2015	6,473	100,986	3,210	2,533	(4,637)	108,565
2014	4,375	83,466	2,423	864	(4,067)	87,061

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of December 31, 2016, are as follows (in thousands):

2017	$10,703
2018	10,425
2019	10,070
2020	9,512
2021	8,924
Thereafter	314,518
Total	$364,152

The weighted average remaining amortization period for non‑perpetual real property interests is 51 and 52 years at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, nine of the Partnership’s real property interests were impaired as a result of termination notices received. During the year ended December 31, 2015, 21 of the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. During the year ended December 31, 2014, two of the Partnership’s real property interests were impaired as a result of a termination notice received. As a result of T-Mobile’s acquisition of MetroPCS (completed in 2013), we have received termination notices related to 23 MetroPCS tenant sites, two of which have subsequently been rescinded. During the years ended December 31, 2016, 2015 and 2014, we recognized impairment charges totaling $1.3 million, $3.9 million and $0.3 million, respectively. The carrying value of each real property interest we determined impaired was estimated to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	December 31,
	2016	2015
Acquired in-place lease
Gross amount	$16,729	$12,813
Accumulated amortization	(4,491)	(2,992)
Net amount	$12,238	$9,821
Acquired above-market leases
Gross amount	$5,523	$4,551
Accumulated amortization	(2,031)	(1,252)
Net amount	$3,492	$3,299
Total other intangible assets, net	$15,730	$13,120
Acquired below-market leases
Gross amount	$(19,366)	$(18,662)
Accumulated amortization	6,305	4,282
Total other intangible liabilities, net	$(13,061)	$(14,380)

We recorded net amortization of above and below‑market lease intangibles of $1.3 million, $1.5 million and $0.9 million as an increase to rental revenue for the years ended December 31, 2016, 2015, and 2014, respectively. We recorded amortization of in‑place lease intangibles of $1.5 million, $1.4 million and $1.0 million as amortization expense for the years ended December 31, 2016, 2015, and 2014, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2016 follows (in thousands):

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2017	$1,496	$727	$(1,952)
2018	1,422	483	(1,902)
2019	1,351	409	(1,847)
2020	1,280	337	(1,785)
2021	1,215	280	(1,643)
Thereafter	5,474	1,256	(3,932)
Total	$12,238	$3,492	$(13,061)

6. Future Minimum Rents

At December 31, 2016, future minimum receipts from tenants on leases with non‑cancellable terms, including cancellable leases where the tenant is economically compelled to extend the lease term, for each of the next five years and thereafter are as follows (in thousands):

2017	$10,639
2018	10,617
2019	10,586
2020	10,560
2021	10,360
Thereafter	128,769
Total	$181,531

7. Investments in Receivables

As a result of the transfer of investments in receivables from the Predecessor to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions, the Partnership acquired additional investments in receivables that were recorded at the fair value at the acquisition date, using a discount rates ranging from 7.7% to 14.3%. Interest income recognized on the receivables totaled $1.2 million, $0.8 million and $0.7 million during 2016, 2015, and 2014, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	Year Ended December 31,
	2016	2015
Investments in receivables – beginning	$12,136	$8,665
Acquisitions	5,934	4,130
Fair value adjustment	239	12
Repayments	(905)	(704)
Interest accretion	36	33
Investments in receivables – ending	$17,440	$12,136

Annual amounts due as of December 31, 2016, are as follows (in thousands):

2017	$2,550
2018	2,375
2019	1,900
2020	1,888
2021	1,946
Thereafter	23,439
Total	$34,098
Interest	$16,658
Principal	17,440
Total	$34,098

8. Debt

The following table summarizes the Partnership’s debt (in thousands):

	Original	Maturity	Outstanding Balance
	Balance	Date	December 31, 2016	December 31, 2015
Revolving credit facility	$282,000	November 19, 2019	$224,500	$233,000

Secured debt facility	82,000	December 17, 2018	—	76,235
Deferred loan costs			—	(2,099)
Secured debt facility, net			$—	$74,136

Series 2016-1 Class A	91,500	June 1, 2021	$90,917	$—
Series 2016-1 Class B	25,100	June 1, 2021	25,100	—
Secured notes	$116,600		116,017	—
Discount on secured notes			(15)	—
Deferred loan costs			(3,567)	—
Secured notes, net			$112,435	$—

Revolving Credit Facility

At the closing of the IPO on November 19, 2014, we amended and restated the Fund A and Fund D secured debt facilities as a new $190.0 million senior secured revolving credit facility, which we refer to as our “revolving credit facility,” with SunTrust Bank, as administrative agent, and a syndicate of lenders. Our revolving credit facility will mature on November 19, 2019 and will be available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On October 19, 2016, the Partnership exercised its option to increase the available commitments under its revolving credit facility, resulting in aggregate commitments of $282.0 million. Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged (or secured by mortgages), as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance due upon maturity on November 19, 2019. As of December 31, 2016, $224.5 million was outstanding and there was $57.5 million of undrawn borrowing capacity, subject to compliance with certain covenants. As of December 31, 2016, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

Secured Notes

On June 16, 2016, the Partnership completed a securitization transaction (the “Securitization”) involving 629 tenant sites and related real property interests (the “Secured Tenant Site Assets”) owned by certain unrestricted special purpose subsidiaries of the Partnership (the “Obligors”), through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B, in an aggregate principal amount of $116.6 million. The net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B notes are subordinated in right of payment to the Class A notes. The secured notes were issued at a discount of $17,292, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B secured notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively.

The secured notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the Obligors, and (3) the rights of the Obligors under a management agreement. Amounts due under the secured notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets. The Partnership is required to make monthly payments of principal and interest on Class A notes and monthly payments of interest only on Class B notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021. If the DSCR, or debt service coverage ratio, generally calculated as the ratio of annualized net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees that we will be required to pay over the succeeding twelve payment dates, is 1.30 to 1.0 or less for one calendar month (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make certain other payments required under the Indenture, referred to as Excess Cash Flow, will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released unless and until the debt service coverage ratio exceeds the Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period” commences if, as of the end of any calendar month, the debt service coverage ratio falls below 1.15 to 1.0 (the “Minimum DSCR”) and will continue to exist until the debt service coverage ratio exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period, excess cash flow is applied to repay the secured notes.

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

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the Obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the Guarantor and the Obligors were amended to contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. As of December 31, 2016, the Partnership was in compliance with all financial covenants under the secured notes.

The secured notes’ annual principal payment amounts due as of December 31, 2016, are as follows (in thousands):

2017	$1,747
2018	2,913
2019	4,083
2020	5,249
2021	102,025
Total	$116,017

Interest Expense

For the years ended December 31, 2016, 2015 and 2014, the Partnership incurred interest expense of $13.9 million, $11.0 million and $8.9 million, respectively, and had interest payable of $0.4 million at December 31, 2016 and 2015, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $1.7 million, $1.9 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Drop-down Acquisitions

Interest expense for the years ended December 31, 2016, 2015 and 2014 includes retroactive adjustments of $2.5 million, $5.3 million and $4.0 million, respectively, associated with the Acquired Funds’ secured debt facilities. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million, $1.2 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In connection with the acquisition of the Acquired Funds, cash proceeds were used to repay the Acquired Funds’ secured indebtedness as part of the Acquired Funds’ respective liquidations. In connection with the acquisition of Fund G during the year ended December 31, 2016 and the acquisitions of Fund F, Fund C and Fund E during the year ended December 31, 2015, $74.6 million, $24.5 million, $15.1 million and $29.2 million was used to repay each Acquired Funds’ secured indebtedness, respectively. At the time of each fund acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million and $1.9 million related to the Acquired Funds’ secured debt facilities was recorded as a loss on extinguishment of debt during the years ended December 31, 2016 and 2015, respectively.

9. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at December 31,
Entered	Value	Rate	Date	Date	2016	2015 (1)
December 24, 2014	$ 70,000	4.02%	12/24/2014	12/24/2018	$(376)	$(646)
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	13	(26)
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	354	(64)
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	720	—
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	347	—
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	426	—
April 1, 2015	10,000	4.21	4/1/2015	(1)	—	(30)
December 30, 2015	50,000	4.11	1/4/2016	(1)	—	(57)
					$1,484	$(823)

(1)

Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. The Acquired Funds’ interest rate swap agreements were terminated in connection with the repayment of the Acquired Funds’ secured indebtedness.

During the years ended December 31, 2016, 2015 and 2014, the Partnership recorded a gain of $2.3 million, a loss of $0.4 million and a loss of $0.6 million, respectively, resulting from the change in fair value of the interest rate swap agreements which is reflected as an unrealized gain (loss) on derivatives on the consolidated and combined statements of operations. During the years ended December 31, 2016, 2015 and 2014, the Partnership recorded a realized loss on derivatives of $0.1 million, $0.1 million and $0.2 million, respectively, as a result of the termination of the Contributing Landmark Funds and Acquired Funds’ interest rate swap agreements.

Financial information has been retroactively adjusted to include an unrealized gain on derivative financial instruments related to the Acquired Funds’ interest rate swap agreements of $0.1 million during the year ended December 31, 2016. During the year ended December 31, 2015, financial information was retroactively adjusted to include an unrealized gain on derivatives of $0.1 million related to Fund C, Fund E and Fund F and an unrealized loss on derivatives of $0.1 million related to Fund G. Additionally, financial information has been retroactively adjusted to include an unrealized loss on derivative financial instruments related to the Acquired Funds’ interest rate swap agreements of $0.1 million during the year ended December 31, 2014.

The fair value of the interest rate swap agreements is derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at December 31, 2016. The following table summarizes the results of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$274	$(1,049)	$924	$(1,672)
February 5, 2015	4/13/2019	285	(265)	555	(527)
August 24, 2015	10/1/2022	1,681	(1,001)	2,961	(2,372)
March 23, 2016	12/24/2021	1,413	13	2,075	(727)
March 31, 2016	12/24/2021	625	67	889	(228)
March 31, 2016	4/13/2022	773	78	1,100	(291)

10. Unit-Based Compensation

Compensation of our Directors

The Non-Employee Director Compensation Plan provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner with annualized compensation consisting of $35,000 in cash, payable quarterly, plus an annual grant of Common Units valued at $35,000 and additional cash compensation for attending meetings of the board of directors of the General Partner or a committee thereof. The chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $10,000 and the chairman of any other committee of the board of directors, as may be established at any time, shall be entitled to an amount in cash as determined by the board of directors.

Our Long‑Term Incentive Plan

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners LP 2014 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of equity-based awards. The purpose of the LTIP is to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to individuals providing services to the Partnership or the General Partner to encourage superior performance. The LTIP is also intended to enhance the ability of the Partnership and the General Partner to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and the General Partner and to encourage these individuals to devote their best efforts to advancing the business of the Partnership and the General Partner. The LTIP will initially limit the number of units that may be delivered pursuant to vested awards to 785,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events, with such amount increased annually on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024 by a number of Common Units equal to the least of (i) 1,570,000 Common Units, (ii) 2% of the total number of common and subordinated units outstanding on the last day of the immediately preceding calendar year and (iii) such smaller number of Common Units as determined by the board of directors of the General Partner. Common Units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations, or otherwise terminated without delivery of the Common Units will be available for delivery pursuant to other awards. We have granted 9,840 and 5,050 units under our LTIP as compensation to our Non-Employee Directors during the years ended December 31, 2016 and 2015, respectively, and no other awards were granted to any of our executive officers in 2016.

11. Equity

The table below summarizes changes in the numbers of units outstanding for the years ended December 31, 2016, 2015 and 2014 (in units):

			Series A	Series B
	Common	Subordinated	Preferred	Preferred
Balance at December 31, 2013	—	—	—	—
Contribution of assets by Landmark Infrastructure Partners LP Predecessor	1,952,665	1,068,114	—	—
Initial public offering	2,750,000	—	—	—
Sale of subordinated units to Landmark	—	2,066,995	—	—
Balance at December 31, 2014	4,702,665	3,135,109	—	—
Issuance of Common Units - May 20, 2015	3,000,000	—	—	—
Issuance of units in connection with the Acquired Funds	4,112,429	—	—	—
Unit-based compensation	5,050	—	—	—
Balance at December 31, 2015	11,820,144	3,135,109	—	—
Issuance of Series A Preferred Units - April 4, 2016	—	—	800,000	—
Issuance of Series B Preferred Units - August 8, 2016	—	—	—	1,840,000
Issuance of units in connection with the Acquired Funds	3,592,430	—	—	—
Issuance of Common Units - October 19, 2016	3,450,000	—	—	—
ATM Programs	405,156	—	63,957	—
Unit Exchange Program	172,985	—	—	—
Unit-based compensation	9,840	—	—	—
Balance at December 31, 2016	19,450,555	3,135,109	863,957	1,840,000

On November 19, 2014, the Partnership completed the initial public offering of 2,750,000 common units representing limited partner interests, including 100,000 units issued upon exercise of the underwriters’ over-allotment option. In addition, Landmark purchased from us of an additional 2,066,995 subordinated units for cash at the initial public offering price of our common units. The contribution by Fund A and Fund D to us of substantially all of their assets and liabilities, including their obligations under their secured debt facilities, in exchange for, in the aggregate, 1,952,665 common units, 1,068,114 subordinated units and a cash distribution of $59.7 million.

We received $52.3 million of gross proceeds from the sale of 2,750,000 common units and $39.3 million gross proceeds from the sale of 2,066,995 subordinated units to Landmark at the initial offering price of $19.00. After deducting underwriting discounts, structuring fees, and other offering costs of $9.5 million, our net proceeds from the IPO were $82.0 million. We used the net proceeds from the IPO, together with the proceeds from our sale of subordinated units to Landmark, as follows:

•	to make a distribution of $59.7 million to Fund A and D; and

•	to pay down $19.2 million of outstanding indebtedness under our revolving credit facility, net of $2.9 million in commitment fees and expenses under our revolving credit facility.

In connection with the acquisition of the Acquired Funds, the Partnership issued Common Units as partial consideration for the transactions as part of the Acquired Fund’s respective liquidations. The Common Units were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. See Note 3 Acquisitions and Note 14, Related-Party Transactions for additional information.

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

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2016, the Partnership issued 405,156 Common Units under our Common Unit ATM Program, generating proceeds of approximately $6.9 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the year ended December 31, 2016, under the Unit Exchange Program we completed acquisitions of six wireless communication tenant sites in exchange for 172,985 Common Units, valued at approximately $2.6 million as described in Note 3, Acquisitions.

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

On June 24, 2016, the Partnership established a Preferred Unit at-the-market offering program (the “Preferred Unit ATM Program” and together with the Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2016, the Partnership issued 63,957 Series A Preferred Units under our Preferred Unit ATM Program, generating proceeds of approximately $1.6 million before issuance costs.

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

Distributions on the Series B Preferred Units are cumulative from the date of the original issuance and will be payable quarterly in arrears on the 15th day of February, May, August and November of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series B Preferred Units was paid on November 15, 2016 in an amount equal to $0.5321527 per unit. Distributions on the Series B Preferred Units will accumulate at a rate of 7.9% per annum per $25.00 stated liquidation preference per Series B Preferred Unit. The Series B Preferred Units will rank on parity to our Series A Preferred Units with respect to distributions and distributions upon a liquidation event. In connection with the closing of the Series B Preferred Unit offering, on August 8, 2016, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (the “Partnership Agreement”) for the purpose of updating the form of Partnership Agreement and defining the preferences, rights, powers and duties of holders of Series B Preferred Units.

The Preferred Units represent perpetual equity interests in us, and they have no maturity or mandatory redemption date and will remain outstanding indefinitely unless redeemed by the Partnership or converted into Common Units in connection with a change in control, as described in the Partnership Agreement. As a result, the Preferred Units will not give rise to a claim for payment of a principal amount at a particular date and are not redeemable at the option of investors under any circumstances. Instead, the Preferred Units may be redeemed by us at our option in the event of a change of control or at any time on or after April 4, 2021 for the Series A Preferred Units and on August 8, 2021 for the Series B Preferred Units, in whole or in part, out of funds legally available for such redemption, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, if we do not exercise the option to redeem the Preferred Units following certain changes of control, as described in the Partnership Agreement, then the holders of the Preferred Units have the option to convert the Preferred Units into a number of Common Units as set forth in the Partnership Agreement. If we exercise the right to redeem all outstanding Preferred Units, the holders of Preferred Units will not have the conversion right described above.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
December 31, 2014	January 26, 2015	February 13, 2015	$0.1344	$1,054
March 31, 2015	April 23, 2015	May 14, 2015	0.2975	2,332
June 30, 2015	July 21, 2015	August 14, 2015	0.3075	3,334
September 30, 2015	October 22, 2015	November 13, 2015	0.3175	4,077
December 31, 2015	January 28, 2016	February 12, 2016	0.3250	4,864
March 31, 2016	April 20, 2016	May 13, 2016	0.3300	4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016 (1)	January 25, 2017	February 15, 2017	0.3500	7,985

Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432

Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909

(1)

On January 25, 2017, the board of directors of our General Partner declared a quarterly cash distribution of $0.35 per common and subordinated unit, or $1.40 per unit on an annualized basis, for the quarter ended December 31, 2016. This distribution was paid on February 15, 2017 to unitholders of record as of February 6, 2017.

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net income (loss) attributable to limited partners	$9,873	$736	$(2,698)
Less:
Distributions declared on Preferred Units	(2,660)	—	—
General partner's incentive distribution rights	(110)	—	—
Net income (loss) attributable to common and subordinated unitholders	7,103	736	(2,698)
Distributions declared on common units	(21,314)	(10,693)	(632)
Distributions declared on subordinated units	(4,232)	(3,911)	(421)
Undistributed net loss	$(18,443)	$(13,868)	$(3,751)

The calculation of net income (loss) per unit related to the Partnership for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands, except per unit data):

	Year ended December 31,
	2016		2015		2014
	Common	Subordinated	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units	Units	Units
Distributions declared	$21,314	$4,232	$10,693	$3,911	$632	$421
Undistributed net loss	(14,947)	(3,496)	(9,466)	(4,402)	(2,251)	(1,500)
Net income (loss) attributable to common and subordinated units - basic	6,367	736	1,227	(491)	(1,619)	(1,079)
Net income (loss) attributable to subordinated units	736	—	(491)	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$7,103	$736	$736	$(491)	$(1,619)	$(1,079)

Weighted-average units outstanding:
Basic	13,986	3,135	7,558	3,135	4,703	3,135
Effect of diluted subordinated units	3,135	—	3,135	—	—	—
Diluted	17,121	3,135	10,693	3,135	4,703	3,135

Net income (loss) per common and subordinated unit:
Basic	$0.46	$0.23	$0.16	$(0.16)	$(0.34)	$(0.34)
Diluted (1)	$0.41	$0.23	$0.07	$(0.16)	$(0.34)	$(0.34)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The diluted effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net income (loss) per unit for the years ended December 31, 2016 and 2015, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	December 31,
	2016		2015
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$17,440	$17,550	$12,136	$12,401
Revolving credit facility	224,500	224,500	233,000	233,000
Secured debt facilities, net	—	—	74,136	74,136
Secured notes, net	112,435	112,608	—	—

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

For the years ended December 31, 2016 and 2015, the Partnership measured the following liabilities at fair value on a recurring basis (in thousands):

	December 31,
	2016	2015
Derivative Assets(1)	$1,860	$—
Derivative Liabilities(1)	$376	$823

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

14. Related‑Party Transactions

General and Administrative Reimbursement

Under the omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the years ended December 31, 2016, 2015 and 2014, Landmark reimbursed us $2.6 million, $2.1 million and $12,349, respectively, for expenses related to certain general and administrative services that exceeded the cap. As of December 31, 2016, $0.5 million is included within due from affiliates related to the fourth quarter general and administrative reimbursement from Landmark.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. During the years ended December 31, 2016 and 2015, we incurred $0.1 million and $6,250 of license fees related to the AIF patent license agreement.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the years ended December 31, 2016 and 2015, the Partnership completed the following ROFO acquisitions:

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

Management Fee

In accordance with the limited liability company agreements for each of the Contributing Landmark Funds and Acquired Funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Management fees totaled $0.2 million, $0.5 million and $0.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. Upon execution of the omnibus agreement and completion of the closing of the IPO and the formation transactions, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the years ended December 31, 2016, 2015 and 2014, financial information has been retroactively adjusted to include management fees of $0.2 million, $0.5 million and $0.4 million, respectively, incurred by the Acquired Funds during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the secured notes, the Partnership entered into a management agreement, dated as of June 16, 2016 (the “Secured Notes Management Agreement”), with the General Partner. Pursuant to the Secured Notes Management Agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the Secured Notes Management Agreement. The Secured Tenant Site Assets’ Management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $10,215 of secured tenant site assets’ management fees during the year ended December 31, 2016.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our general partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of December 31, 2016, no such fees have been incurred.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. Accordingly, based on the cash distribution declared on October 26, 2016, our General Partner receive 15% of the cash distribution in excess of our second target distribution as defined in our Partnership agreement for the quarter ended December 31, 2016. During the year ended December 31, 2016, we paid $0.1 million of incentive distribution rights.

Due from Affiliates

At December 31, 2016 and 2015, the General Partner and affiliates owed $0.6 million and $2.2 million, respectively, to the Partnership primarily for general and administrative reimbursement and for rents received on our behalf.

15. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising, and renewable power generation for all periods presented:

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

The reportable segments are strategic business units that offer different products and services. They are commonly managed as all three businesses require similar marketing and business strategies. Because our tenant lease arrangements are mostly triple net or effectively triple net, we evaluate our segments based on revenue. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis. The following tables have been retroactively adjusted to reflect the effect of the Drop-down Acquisitions on pre-acquisition periods.

The statements of operations for the reportable segments are as follows:

For the year ended December 31, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$30,440	$8,176	$2,555	$—	$41,171
Interest income on receivables	693	—	532	—	1,225
Total revenue	31,133	8,176	3,087	—	42,396
Expenses
Management fees to affiliate	112	83	1	—	196
Property operating	62	29	16	—	107
General and administrative	—	—	—	3,755	3,755
Acquisition-related	244	52	25	2,585	2,906
Amortization	9,649	1,247	295	—	11,191
Impairments	1,130	145	—	—	1,275
Total expenses	11,197	1,556	337	6,340	19,430
Total other income and expenses	374	—	—	(13,419)	(13,045)
Net income (loss)	$20,310	$6,620	$2,750	$(19,759)	$9,921

For the year ended December 31, 2015 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$26,546	$6,846	$205	$—	$33,597
Interest income on receivables	786	—	9	—	795
Total revenue	27,332	6,846	214	—	34,392
Expenses
Management fees to affiliate	319	161	—	—	480
Property operating	24	12	—	—	36
General and administrative	—	—	—	2,923	2,923
Acquisition-related	1,951	80	29	1,956	4,016
Amortization	7,581	1,022	48	—	8,651
Impairments	3,426	476	—	—	3,902
Total expenses	13,301	1,751	77	4,879	20,008
Total other income and expenses	10	227	—	(13,416)	(13,179)
Net income (loss)	$14,041	$5,322	$137	$(18,295)	$1,205

For the year ended December 31, 2014 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$20,184	$4,233	$15	$—	$24,432
Interest income on receivables	709	—	—	—	709
Total revenue	20,893	4,233	15	—	25,141
Expenses
Management fees to affiliate	615	151	—	—	766
Property operating	10	15	—	—	25
General and administrative	39	10	—	772	821
Acquisition-related	1,497	276	6	—	1,779
Amortization	5,597	655	6	—	6,258
Impairments	259	—	—	—	259
Total expenses	8,017	1,107	12	772	9,908
Total other income and expenses	(41)	(10)	—	(12,652)	(12,703)
Net income (loss)	$12,835	$3,116	$3	$(13,424)	$2,530

The Partnership’s total assets by segment were (in thousands):

	December 31,
	2016	2015
Segments
Wireless communication	$394,991	$376,028
Outdoor advertising	92,660	84,917
Renewable power generation	103,052	16,146
Corporate assets	12,357	8,528
Total assets	$603,060	$485,619

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

In connection with the Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests. Upon the closing of these acquisitions, the Partnership is obligated to pay cash consideration of approximately $11.3 million to the property owner and to issue 221,729 Common Units to Fund G as additional consideration. Additionally, in connection with the December 22, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest.  Upon the closing of this acquisition, the Partnership is obligated to pay cash consideration of approximately $3.7 million to the property owner and $0.6 million to Landmark as additional consideration.

As of December 31, 2016, the Partnership had approximately $61.2 million of real property interests subject to subordination to lenders of the property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

17. Tenant Concentration

For the years ended December 31, 2016, 2015 and 2014, the Partnership had the following tenant revenue concentrations:

	Year Ended December 31,
Tenant	2016	2015	2014
T-Mobile	13.8%	15.4%	16.3%
Verizon	9.7%	9.8%	10.3%
Sprint	11.4%	12.5%	13.1%
AT&T Mobility	12.6%	13.1%	12.8%
Crown Castle	10.3%	11.1%	12.3%

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

18. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our wholly owned subsidiary Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal and state income tax purposes.  Additionally, our consolidated subsidiary Landmark Infrastructure REIT LLC (“REIT Sub”) files as a corporation for U.S. federal income tax purposes. The REIT Sub has elected to be treated as a REIT. The REIT Sub may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, certain subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

The statutory federal income tax rate is 34 percent (for all years presented) and the foreign income tax rates range from 15 percent to 39 percent.  The difference between income tax expense recorded by us and income taxes computed by applying the statutory corporate income tax rates to income before income tax expense is due to the fact that the majority of our income is not subject to federal, state and foreign income tax as described above. Asset OpCo generated a net operating loss and no income tax provision was recorded for the year ended December 31, 2016.

Deferred income taxes are recorded based on temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and operating loss carry forwards.  Asset OpCo routinely assesses its ability to realize its deferred tax assets. If Asset OpCo concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance.  During the year ended December 31, 2016, Asset OpCo’s acquisition activity and results of operations generated $5.5 million in deferred taxes, including a net operating loss (“NOL”) of $2.1 million. We have recorded a valuation allowance of $5.3 million against the deferred tax assets due to the uncertainty as to the timing of, and ability to recover, net deferred tax assets. As of December 31, 2015, Asset OpCo had a $0.2 million deferred tax liability included in accounts payable and accrued liabilities primarily as a result of differences between book and tax bases of the contributed and purchased assets into Asset OpCo. The change in deferred taxes is primarily a result of differences between book and tax bases of the contributed and purchased assets into Asset OpCo, and operating loss carry forwards.

Asset OpCo generated a NOL for the year ended December 31, 2016 which can be used to offset taxable income in future and prior years, subject to specified limitations.  At December 31, 2016 Asset OpCo had a NOL carryforward of $5.2 million, translating to a deferred tax asset before valuation allowance of $2.1 million.  The NOL carryforwards expire at the end of 2036.

As of December 31, 2016 and 2015, we had no liability reported for unrecognized tax benefits. We did not have any significant interest or penalties related to income taxes during the years ended December 31, 2016, 2015, and 2014.

19. Supplemental Cash Flow Information

Noncash activities for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Capital contribution to fund general and administrative expense reimbursement due from Landmark	$545	$645	$12
Purchase price for acquisitions included in due to Landmark and affiliates	217	—	—
Issuance of common units for Acquired Funds	64,664	63,571	—
Issuance of common units for UEP acquisitions	2,639	—	—
Fair value adjustment of investments in receivables	239	12	284
Distributions payable to preferred unitholders	800	—	—
Offering costs included in accounts payable and accrued liabilities	165	—	—
Deferred loan costs included in accounts payable and accrued liabilities	235	—	—
Purchase price for acquisitions included in accounts payable	405	—	—
Contributions of real property interests by Landmark to the Predecessor	—	—	11,159

Cash flows related to interest paid was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest	$12,349	$8,746	$7,072

20. Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except unit data). Quarterly financial information has been retroactively adjusted for transactions between entities under common control.

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$10,021	$10,044	$10,517	$11,814
Net income	146	611	372	8,792
Less: Pre-acquisition net income (loss) from Drop-down Assets	573	582	(1,102)	(5)
Net income (loss) attributable to limited partners	(427)	29	1,474	8,797
Net income (loss) per limited partner unit:
Common units – basic	(0.03)	(0.02)	0.06	0.34
Common units – diluted	(0.03)	(0.02)	0.06	0.34
Subordinated units – basic and diluted	(0.03)	(0.03)	(0.10)	0.33
Cash distribution declared per unit	0.3300	0.3325	0.3375	0.3500

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$7,671	$8,235	$9,025	$9,461
Net income (loss)	(2,684)	1,766	(340)	2,463
Less: Pre-acquisition net income (loss) from Drop-down Assets	208	657	(70)	(326)
Net income (loss) attributable to limited partners	(2,892)	1,109	(270)	2,789
Net income (loss) per limited partner unit
Common units – basic	(0.37)	0.16	(0.01)	0.21
Common units – diluted	(0.37)	0.16	(0.01)	0.20
Subordinated units – basic and diluted	(0.37)	0.05	(0.06)	0.17
Cash distribution declared per unit	0.2975	0.3075	0.3175	0.3250

Landmark Infrastructure Partners LP

Schedule III – Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2016

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2016 (1)(2)
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	improvements	Total	Land	improvements	Total	depreciation	Acquired
Wireless Communication	Mound House, NV	$—	$100	$—	$100	$100	$—	$100	$—	2012
Wireless Communication	Las Vegas, NV	—	536	—	536	536	—	536	—	2012
Wireless Communication	Tombstone, AZ	—	593	—	593	593	—	593	—	2012
Outdoor Advertising	Rosemont, IL	—	971	—	971	971	—	971	—	2013
Outdoor Advertising	Gary, IN	—	119	—	119	119	—	119	—	2013
Wireless Communication	Walnut Creek, CA	—	705	—	705	705	—	705	—	2013
Wireless Communication	Los Angeles, CA	—	331	—	331	331	—	331	—	2013
Outdoor Advertising	Largo, FL	—	168	—	168	168	—	168	—	2014
Outdoor Advertising	Grand Prairie, TX	—	300	—	300	300	—	300	—	2014
Outdoor Advertising	Terrell, TX	—	48	—	48	48	—	48	—	2014
Outdoor Advertising	Phoenix, AZ	—	321	—	321	321	—	321	—	2014
Outdoor Advertising	Houston, TX	—	258	—	258	258	—	258	—	2014
Outdoor Advertising	Saint Petersburg, FL	—	200	—	200	200	—	200	—	2014
Outdoor Advertising	Vadnais Heights, MN	—	390	—	390	390	—	390	—	2014
Outdoor Advertising	West Palm Beach, FL	—	215	—	215	215	—	215	—	2014
Outdoor Advertising	West Palm Beach, FL	—	107	—	107	107	—	107	—	2014
Wireless Communication	Orlando, FL	—	531	—	531	531	—	531	—	2014
Outdoor Advertising	Chattanooga, TN	—	73	—	73	73	—	73	—	2014
Outdoor Advertising	Monroe, MI	—	447	—	447	447	—	447	—	2014
Outdoor Advertising	Mary Esther, FL	—	22	—	22	22	—	22	—	2015
Renewable Power Generation	West Deptford, NJ	—	1,813	—	1,813	1,813	—	1,813	—	2015
Wireless Communication	Mary Esther, FL	—	262	—	262	262	—	262	—	2015
Wireless Communication	Milwaukee, WI	—	273	—	273	273	—	273	—	2015
Renewable Power Generation	West Chicago, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Renewable Power Generation	Joliet, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Outdoor Advertising	Phoenix, AZ	—	325	—	325	325	—	325	—	2015
Renewable Power Generation	Hubbardston, MA	—	1,229	—	1,229	1,229	—	1,229	—	2015
Outdoor Advertising	London, UK	—	3,454	—	3,454	3,454	—	3,454	—	2016
Renewable Power Generation	Valley Center, CA	—	880	—	880	880	—	880	—	2016
Outdoor Advertising	Homebush West, New South Wales	—	488	—	488	488	—	488	—	2016
Outdoor Advertising	Golden Square, Victoria	—	251	—	251	251	—	251	—	2016
Outdoor Advertising	Forbes, New South Wales	—	31	—	31	31	—	31	—	2016
Renewable Power Generation	Rosamond, CA	—	41,505	—	41,505	41,505	—	41,505	—	2016
Renewable Power Generation	Rosamond, CA	—	14,136	—	14,136	14,136	—	14,136	—	2016
Renewable Power Generation	Rosamond, CA	—	3,215	—	3,215	3,215	—	3,215	—	2016
Renewable Power Generation	Leemore, CA	—	11,267	—	11,267	11,267	—	11,267	—	2016
Renewable Power Generation	Jacksonville, FL	—	731	—	731	731	—	731	—	2016
	Total	$—	$88,845	$—	$88,845	$88,845	$—	$88,845	$—

(1)	A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year Ended December 31,
	2016*	2015*	2014*
Balances at beginning of year	$12,887	$7,730	$1,459
Acquisition of land	75,958	5,157	6,271
Balances at end of year	$88,845	$12,887	$7,730

*   Prior-period financial information, including quarterly information, has been retroactively adjusted for transactions between entities under common control. See Note 2 and 3 for additional information.

(2)	The aggregate cost of real estate for federal income tax purposes is $96.9 million (unaudited).