Form 10-Q
period 2017-03-31
Landmark Infrastructure Partners LP
filed 2017-05-04
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

The registrant had 19,687,628  common units and 3,135,109 subordinated units outstanding at May 1, 2017.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

(in thousands, except unit data)

	March 31, 2017	December 31, 2016
Assets
Land	$88,935	$88,845
Real property interests	501,990	490,030
Total land and real property interests	590,925	578,875
Accumulated amortization of real property interests	(28,686)	(25,967)
Land and net real property interests	562,239	552,908
Investments in receivables, net	17,204	17,440
Cash and cash equivalents	9,467	2,711
Restricted cash	1,840	2,851
Rent receivables, net	2,312	2,372
Due from Landmark and affiliates	427	566
Deferred loan costs, net	2,563	2,797
Deferred rent receivable	1,623	1,379
Derivative assets	2,119	1,860
Other intangible assets, net	15,618	15,730
Other assets	2,305	2,446
Total assets	$617,717	$603,060
Liabilities and equity
Revolving credit facility	$244,500	$224,500
Secured notes, net	112,342	112,435
Accounts payable and accrued liabilities	2,817	4,374
Other intangible liabilities, net	12,596	13,061
Prepaid rent	5,296	3,984
Derivative liabilities	141	376
Total liabilities	377,692	358,730
Commitments and contingencies (Note 14)
Equity
Series A cumulative redeemable preferred units, 863,957 units issued and outstanding at March 31, 2017 and December 31, 2016	19,393	19,393
Series B cumulative redeemable preferred units, 1,840,000 units issued and outstanding at March 31, 2017 and December 31, 2016	44,256	44,256
Common units, 19,465,899 and 19,450,555 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively	289,531	294,296
Subordinated units, 3,135,109 units issued and outstanding	21,707	22,524
General Partner	(134,664)	(135,630)
Accumulated other comprehensive income (loss)	(301)	(509)
Total partners' equity	239,922	244,330
Noncontrolling interests	103	—
Total equity	240,025	244,330
Total liabilities and equity	$617,717	$603,060

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

(In thousands, except per unit data)

	Three Months Ended March 31,
	2017	2016*
Revenue
Rental revenue	$11,841	$9,739
Interest income on receivables	359	282
Total revenue	12,200	10,021
Expenses
Management fees to affiliate	—	73
Property operating	87	5
General and administrative	1,408	1,103
Acquisition-related	467	72
Amortization	3,129	2,521
Impairments	156	—
Total expenses	5,247	3,774
Other income and expenses
Interest expense	(3,920)	(3,305)
Unrealized gain (loss) on derivatives	494	(3,170)
Gain on sale of real property interests	—	374
Total other income and expenses	(3,426)	(6,101)
Net income	3,527	146
Less: Pre-acquisition net income from Drop-down Assets	—	574
Less: Net income attributable to noncontrolling interest	3	—
Net income (loss) attributable to limited partners	3,524	(428)
Less: Distributions declared to preferred unitholders	(1,344)	—
Less: General partner's incentive distribution rights	(88)	—
Net income (loss) attributable to common and subordinated unitholders	$2,092	$(428)
Net income (loss) per common and subordinated unit
Common units – basic	$0.09	$(0.03)
Common units – diluted	$0.09	$(0.03)
Subordinated units – basic and diluted	$0.09	$(0.03)
Weighted average common and subordinated units outstanding
Common units – basic	19,457	11,830
Common units – diluted	19,457	14,965
Subordinated units – basic and diluted	3,135	3,135
Cash distributions declared per common and subordinated unit	$0.3525	$0.3300

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2017	2016*
Net income	$3,527	$146
Other comprehensive income:
Foreign currency translation adjustment	208	(4)
Other comprehensive income (loss)	208	(4)
Comprehensive income	3,735	142
Less: Comprehensive income attributable to Drop-down Assets	—	570
Less: Comprehensive income attributable to noncontrolling interest	3	—
Comprehensive income (loss) attributable to limited partners	$3,732	$(428)

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

(in thousands)

										Accumulated
			Preferred	Preferred			Preferred	Preferred		Other
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity
Balance as of December 31, 2015*	11,820	3,135	—	—	$179,045	$25,942	$—	$—	$(47,633)	$8	$—	$157,362
Pre-acquisition net income from Drop-down Assets	—	—	—	—	—	—	—	—	574	—	—	574
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	557	—	—	557
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Distributions	—	—	—	—	(3,845)	(1,019)	—	—	—	—	—	(4,864)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	800	—	—	800
Unit-based compensation	10	—	—	—	105	—	—	—	—	—	—	105
Net loss attributable to partners	—	—	—	—	(335)	(93)	—	—	—	—	—	(428)
Balance as of March 31, 2016*	11,830	3,135	—	—	$174,970	$24,830	$—	$—	$(45,702)	$4	$—	$154,102

Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	208	—	208
Issuance of Common Units, net	8	—	—	—	128	—	—	—	—	—	—	128
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	103	103
Distributions	—	—	—	—	(6,810)	(1,097)	(422)	(922)	(77)	—	(3)	(9,331)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	955	—	—	955
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105
Net income	—	—	—	—	1,812	280	422	922	88	—	3	3,527
Balance as of March 31, 2017	19,466	3,135	864	1,840	$289,531	$21,707	$19,393	$44,256	$(134,664)	$(301)	$103	$240,025

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016*
Operating activities
Net income	$3,527	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	105	105
Unrealized (gain) loss on derivatives	(494)	3,170
Amortization expense	3,129	2,521
Amortization of above- and below- market lease	(283)	(395)
Amortization of deferred loan costs	437	377
Amortization of discount on secured notes	1	—
Receivables interest accretion	(9)	(19)
Impairments	156	—
Gain on sale of real property interests	—	(374)
Allowance for doubtful accounts	15	—
Changes in operating assets and liabilities:
Rent receivables, net	46	70
Accounts payable and accrued liabilities	(1,443)	(554)
Deferred rent receivables	(244)	(94)
Prepaid rent	1,306	(69)
Due from Landmark and affiliates	384	805
Other assets	146	(147)
Net cash provided by operating activities	6,779	5,542
Investing activities
Acquisition of real property interests	(12,437)	—
Proceeds from sales of real property interests	—	1,790
Repayments of receivables	245	197
Net cash provided by (used in) investing activities	(12,192)	1,987
Financing activities
Proceeds from the issuance of non-controlling interests, net	103	—
Proceeds from revolving credit facility	20,000	2,500
Principal payments on revolving credit facility	—	(7,000)
Principal payments on secured debt facilities	—	(400)
Principal payments on secured notes	(291)	—
Deferred loan costs	—	(150)
Changes in restricted cash	1,011	—
Capital contribution to fund general and administrative expense reimbursement	544	645
Distributions to preferred unitholders	(1,337)	—
Distributions to limited partners	(7,985)	(4,864)
Distributions to non-controlling interests	(3)	—
Consideration paid to General Partner associated with Drop-down Acquisitions	—	167
Net cash provided by (used in) financing activities	12,042	(9,102)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	127	—
Net increase (decrease) in cash and cash equivalents	6,756	(1,573)
Cash and cash equivalents at beginning of the period	2,711	1,984
Cash and cash equivalents at end of the period	$9,467	$411

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of March 31, 2017, the Sponsor and affiliates own (a) our general partner; (b) 96,324 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us; and (c) all of our incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During the year ended December 31, 2016, the Partnership completed five drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Acquisitions are deemed to be transactions between entities under common control, which requires that the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. The differences between the cash consideration of each acquisition and the historical cost basis were allocated to the General Partner. All intercompany transactions and account balances have been eliminated.

Our results of operations, cash flows, assets and liabilities consist of the consolidated Landmark Infrastructure Partners LP activities and balances with retroactive adjustments of the combined results of operations, cash flows, assets and liabilities of the Drop-down Assets as if the Drop-down Acquisitions occurred on the earliest date during which the Drop-down Assets were under common control. See further discussion in Note 3, Acquisitions for additional information.

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three months ended March 31, 2017 and 2016 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All references to tenant sites are unaudited.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Partnership early adopted ASU No. 2017-01 on April 1, 2017. The adoption of ASU 2017-01 is expected to have an impact on the Partnership’s consolidated financial statements as we expect the majority of future acquisitions to not meet the definition of a business and certain of the related asset acquisition costs will be capitalized instead of expensed. Internal acquisition costs will continue to be expensed. Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets between entities under common control that are not a business generally does not constitute a change in the reporting entity. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU No. 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects the adoption of ASU 2016-16 to increase the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. As of March 31, 2017, the amount of restricted cash was $1.8 million.

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

3. Acquisitions

Drop-down Acquisitions

Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership during 2016 were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”). All other Drop-down Acquisitions have been made directly from our Sponsor or Landmark Infrastructure Holding Company LLC (“HoldCo”), a wholly-owned subsidiary of Landmark. In connection with the Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests. The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining tenant site for $3.8 million on April 28, 2017. Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017. Additionally, in connection with the December 22, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest.  On April 28, 2017 the Partnership completed the acquisition for cash consideration of approximately $3.7 million to the property owner and $0.6 million to Landmark as additional consideration. During the year ended December 31, 2016, the Partnership completed five Drop-down Acquisitions, respectively, from our Sponsor and affiliates. The following table presents the Drop-down Acquisitions completed by the Partnership during 2017 and 2016:

		Number of Tenant Sites					Consideration (in millions)
				Renewable		Investments	Borrowings
		Wireless	Outdoor	Power		in	and Available	Common
Acquisition Date	Source	Communication	Advertising	Generation	Total	Receivables	Cash	Units	Total
March 31, 2017	Fund G	—	1	—	1	—	$7.5	$—	$7.5
2017 Acquisitions		—	1	—	1	—	$7.5	$—	$7.5
December 22, 2016	HoldCo	28	5	2	35	2	$13.6	$—	$13.6
August 30, 2016	HoldCo	28	5	30	63	—	21.1	—	21.1
August 30, 2016	Fund G	214	171	1	386	5	75.6	64.7	140.3
August 1, 2016	HoldCo	37	4	12	53	6	24.4	—	24.4
April 20, 2016	HoldCo	1	—	1	2	1	6.3	—	6.3
2016 Acquisitions		308	185	46	539	14	$141.0	$64.7	$205.7

The assets and liabilities acquired from our Sponsor and affiliates prior to April 1, 2017 are recorded at the historical cost of Landmark, as the Drop-down Acquisitions are deemed to be transactions between entities under common control with the statements of operations of the Partnership adjusted retroactively as if the Drop-down Acquisitions occurred on the earliest date during which the Drop-down Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the Drop-down Assets as if we owned the Drop-down Assets as of the date acquired by Landmark for all periods presented. The following tables present our results of operations and financial position reflecting the effect of the Drop-down Acquisitions on pre-acquisition periods.

Consolidated statement of operations for the three months ended March 31, 2016 (in thousands):

	Landmark
	Infrastructure	Pre-Acquisition	Landmark
	Partners LP	results of the	Infrastructure
	(As Previously	Acquisitions	Partners LP
	Reported	Post	(As Currently
	May 5, 2016)	March 31, 2016	Reported)
Revenue
Rental revenue	$7,573	$2,166	$9,739
Interest income on receivables	203	79	282
Total revenue	7,776	2,245	10,021
Expenses
Management fees to affiliate	—	73	73
Property operating	5	—	5
General and administrative	1,103	—	1,103
Acquisition-related	72	—	72
Amortization	2,002	519	2,521
Impairments	—	—	—
Total expenses	3,182	592	3,774
Other income and expenses	(5,022)	(1,079)	(6,101)
Net income (loss)	(428)	574	146
Other comprehensive loss	—	(4)	(4)
Comprehensive income (loss)	$(428)	$570	$142

Consolidated summarized cash flows for the three months ended March 31, 2016 (in thousands):

	Landmark
	Infrastructure	Pre-Acquisition	Landmark
	Partners LP	results of the	Infrastructure
	(As Previously	Acquisitions	Partners LP
	Reported	Post	(As Currently
	May 5, 2016)	March 31, 2016	Reported)
Net cash provided by operating activities	$4,310	$1,232	$5,542
Net cash provided by investing activities	1,976	11	1,987
Net cash used in financing activities	(7,860)	(1,242)	(9,102)

The Landmark Infrastructure Partners LP (As Previously Reported May 5, 2016) column refers to periods previously filed within the Partnership’s Form 10-Q as filed on May 5, 2016. The Pre-Acquisition results of the Acquisitions Post March 31, 2016 include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-down Acquisitions made during 2016 prior to the acquisition dates for the periods under common control. No Drop-down Acquisitions from our Sponsor and affiliates were completed during the three months ended March 31, 2017.

Third Party Acquisitions

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Partnership completed several direct third party acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000

Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third party acquisitions completed by the Partnership during the three months ended March 31, 2017 and the year ended December 31, 2016:

	No. of Tenant Sites				Consideration (in millions)
			Renewable		Borrowings
	Wireless	Outdoor	Power		and Available	Common
Acquisition Description	Communication	Advertising	Generation	Total	Cash	Units	Total
First Quarter
International	3	4	—	7	$3.6	$—	$3.6
UEP	1	—	—	1	—	0.1	0.1
Domestic	5	3	—	8	1.2	—	1.2
Total	9	7	—	16	$4.8	$0.1	$4.9
2017 Total	9	7	—	16	$4.8	$0.1	$4.9
Second Quarter
International	2	—	—	2	$0.1	$—	$0.1
UEP	3	—	—	3	—	1.6	1.6
Total	5	—	—	5	$0.1	$1.6	$1.7
Third Quarter
International	4	1	—	5	$4.4	$—	$4.4
UEP	1	—	—	1	—	0.1	0.1
Total	5	1	—	6	$4.4	$0.1	$4.5
Fourth Quarter
International	6	5	—	11	$2.0	$—	$2.0
UEP	1	1	—	2	—	0.9	0.9
Domestic	8	2	6	16	76.6	—	76.6
Total	15	8	6	29	$78.6	$0.9	$79.5
2016 Total	25	9	6	40	$83.1	$2.6	$85.7

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	March 31, 2017	December 31, 2016
Land	$88,935	$88,845
Real property interests – perpetual	100,074	99,911
Real property interests – finite life	401,916	390,119
Total land and real property interests	590,925	578,875
Accumulated amortization of real property interests	(28,686)	(25,967)
Land and net real property interests	$562,239	$552,908

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

During the year ended December 31, 2016, the Partnership paid total consideration of $205.7 million for Drop-down Acquisitions. The Drop-down Acquisitions are deemed to be transactions between entities under common control, which requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. During the year ended December 31, 2016 the difference between the total consideration of $205.7 million and the historical cost basis of $141.1 million was allocated to the General Partner. The Partnership finalized the purchase price allocations for the 2016 acquisitions during the year ended December 31, 2016.

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

The following table summarizes final allocations for acquisitions during the three months ended March 31, 2017 and the year ended December 31, 2016 of estimated fair values of the assets acquired and liabilities assumed (in thousands). Prior-period financial information, has been retroactively adjusted for transactions between entities under common control.

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2017	$—	$11,985	$436	$52	$(30)	$12,443
2016	75,959	34,096	4,003	972	(864)	114,166

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of March 31, 2017, are as follows (in thousands):

2017 (nine months)	$8,302
2018	10,792
2019	10,437
2020	9,879
2021	9,291
Thereafter	324,529
Total	$373,230

The weighted average remaining amortization period for non‑perpetual real property interests is 50 years as of March 31, 2017.

During the three months ended March 31, 2017, two of the Partnership’s real property interests were impaired as a result of termination notices received during the quarter. During the three months ended March 31, 2017, we recognized impairment charges totaling $0.2 million. The carrying value of each real property interest was determined to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	March 31, 2017	December 31, 2016
Acquired in-place lease
Gross amount	$17,166	$16,729
Accumulated amortization	(4,882)	(4,491)
Net amount	$12,284	$12,238
Acquired above-market leases
Gross amount	$5,579	$5,523
Accumulated amortization	(2,245)	(2,031)
Net amount	$3,334	$3,492
Total other intangible assets, net	$15,618	$15,730
Acquired below-market leases
Gross amount	$(19,397)	$(19,366)
Accumulated amortization	6,801	6,305
Total other intangible liabilities, net	$(12,596)	$(13,061)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.3 million and $0.4 million as an increase to rental revenue for the three months ended March 31, 2017 and 2016, respectively. We recorded amortization of in‑place lease intangibles of $0.4 million and $0.4 million as amortization expense for the three months ended March 31, 2017 and 2016, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2017 follows (in thousands):

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2017 (nine months)	$1,137	$521	$(1,460)
2018	1,451	491	(1,905)
2019	1,379	417	(1,850)
2020	1,307	345	(1,788)
2021	1,242	287	(1,647)
Thereafter	5,768	1,273	(3,946)
Total	$12,284	$3,334	$(12,596)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Predecessor to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the Drop-down Acquisitions from our Sponsor and affiliates, the Partnership acquired additional investments in receivables that were recorded at the fair value at the acquisition date, using discount rates ranging from 7.7% to 14.3%.

Interest income recognized on the receivables totaled $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	March 31, 2017	December 31, 2016
Investments in receivables – beginning	$17,440	$12,136
Acquisitions	—	5,934
Fair value adjustment	—	239
Repayments	(245)	(905)
Interest accretion	9	36
Investments in receivables – ending	$17,204	$17,440

Annual amounts due as of March 31, 2017, are as follows (in thousands):

2017 (nine months)	$1,954
2018	2,375
2019	1,900
2020	1,888
2021	1,946
Thereafter	23,436
Total	$33,499
Interest	$16,295
Principal	17,204
Total	$33,499

7. Debt

The following table summarizes the Partnership’s debt (in thousands):

	Original	Maturity	Outstanding Balance
	Balance	Date	March 31, 2017	December 31, 2016
Revolving credit facility	$282,000	November 19, 2019	$244,500	$224,500

Series 2016-1 Class A	$91,500	June 1, 2021	$90,626	$90,917
Series 2016-1 Class B	25,100	June 1, 2021	25,100	25,100
Secured notes	$116,600		115,726	116,017
Discount on secured notes			(15)	(15)
Deferred loan costs			(3,369)	(3,567)
Secured notes, net			$112,342	$112,435

Revolving Credit Facility

Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, are pledged (or secured by mortgages), as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

Borrowings under the revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which will be the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one-month LIBOR plus an applicable margin of 2.50%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity.  As of March 31, 2017, there was $37.5 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of March 31, 2017, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

Secured Notes

On June 16, 2016, the Partnership completed a securitization transaction (the “Securitization”) involving certain tenant sites and related real property interests (the “Secured Tenant Site Assets”) owned by certain unrestricted special purpose subsidiaries of the Partnership (the “Obligors”), through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B, in an aggregate principal amount of $116.6 million. The net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B Notes are subordinated in right of payment to the Class A Notes. The secured notes were issued at a discount of $17,292, which will be accreted and recognized to interest expense over the term of the secured notes. The Class A and Class B secured notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively.

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

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the Obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the Guarantor and the Obligors were amended to contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. As of March 31, 2017, the Partnership was in compliance with all financial covenants under the secured notes.

The secured notes’ annual principal payment amounts due as of March 31, 2017, are as follows (in thousands):

2017 (nine months)	$1,455
2018	2,913
2019	4,083
2020	5,250
2021	102,025
Total	$115,726

Interest Expense

The Partnership incurred interest expense of $3.9 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016 we had interest payable of $0.3 million and $0.4 million, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Drop-down Acquisitions

Interest expense for the three months ended March 31, 2016 includes retroactive adjustments of $1.0 million, associated with the Fund G secured debt facility. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.2 million for the three months ended March 31, 2016.

8. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Date	Date	March 31, 2017	December 31, 2016
December 24, 2014	$70,000	4.02%	12/24/2014	12/24/2018	$(141)	$(376)
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	89	13
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	546	354
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	717	720
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	346	347
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	421	426
					$1,978	$1,484

During the three months ended March 31, 2017 and 2016, the Partnership recorded a gain of $0.5 million and a loss of $3.2 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated and combined statements of operations.

Prior-period information has been retroactively adjusted to include an unrealized loss on derivative financial instruments related to Fund G’s interest rate swap agreement of $0.1 million for the three months ended March 31, 2016. Fund G’s interest rate swap agreement was terminated in connection with the repayment of Fund G’s secured indebtedness.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at March 31, 2017. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$432	$(727)	$1,002	$(1,316)
February 5, 2015	4/13/2019	332	(158)	573	(407)
August 24, 2015	10/1/2022	1,817	(735)	3,037	(2,071)
March 23, 2016	12/24/2021	1,411	22	2,069	(710)
March 31, 2016	12/24/2021	624	70	886	(221)
March 31, 2016	4/13/2022	769	77	1,095	(289)

9. Equity

The table below summarizes changes in the number of units outstanding for the three months ended March 31, 2017 and 2016 (in units):

			Series A	Series B
	Common	Subordinated	Preferred	Preferred
Balance as of December 31, 2015	11,820,144	3,135,109	—	—
Unit-based compensation	9,840	—	—	—
Balance as of March 31, 2016	11,829,984	3,135,109	—	—

Balance as of December 31, 2016	19,450,555	3,135,109	863,957	1,840,000
Unit Exchange Program	8,546	—	—	—
Unit-based compensation	6,798	—	—	—
Balance as of March 31, 2017	19,465,899	3,135,109	863,957	1,840,000

On December 3, 2015, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on December 30, 2015 and permits us to issue and sell Common and Preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $250.0 million.

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No common units were issued by the Partnership under the Common Unit ATM Program during the three months ended March 31, 2017 and 2016.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the three months ended March 31, 2017, under the Unit Exchange Program, we completed an acquisition of one wireless communication tenant site in exchange for 8,546 Common Units, valued at approximately $0.1 million.

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

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program” and together with the Series B Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series A Preferred Units were issued under our Series A Preferred Unit ATM Program during the three months ended March 31, 2017. Subsequent to March 31, 2017, the Partnership issued 143,930 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $3.6 million before issuance costs.

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

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell Common and Preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the three months ended March 31, 2017. Subsequent to March 31, 2017, the Partnership issued 50,780 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $1.3 million before issuance costs.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
March 31, 2016	April 20, 2016	May 13, 2016	$0.3300	$4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016	January 25, 2017	February 15, 2017	0.3500	7,985
March 31, 2017 (1)	April 20, 2017	May 15, 2017	0.3525	8,133
Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432
March 31, 2017	March 16, 2017	April 17, 2017	0.5000	432
Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909
March 31, 2017	April 20, 2017	May 15, 2017	0.4938	934

(1)

On April 20, 2017, the board of directors of our General Partner declared a quarterly cash distribution of $0.3525 per common and subordinated unit, or $1.41 per unit on an annualized basis, including IDRs, but excluding distributions on Preferred Units, for the quarter ended March 31, 2017.  This distribution is payable on May 15, 2017 to common and subordinated unitholders of record as of May 1, 2017.

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three months ended March 31, 2017 and 2016 follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to limited partners	$3,524	$(428)
Less:
Distributions declared on Preferred Units	(1,344)	—
General partner's incentive distribution rights	(88)	—
Net income (loss) attributable to common and subordinated unitholders	2,092	(428)
Distributions declared on common units	(6,940)	(3,919)
Distributions declared on subordinated units	(1,105)	(1,035)
Undistributed net loss	$(5,953)	$(5,382)

The calculation of net income (loss) per common and subordinated unit for the three months ended March 31, 2017 and 2016 follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$6,940	$1,105	$3,919	$1,035
Undistributed net loss	(5,128)	(825)	(4,254)	(1,128)
Net income (loss) attributable to common and subordinated units - basic	1,812	280	(335)	(93)
Net income (loss) attributable to subordinated units	—	—	(93)	—
Net income (loss) attributable to common and subordinated units - diluted	$1,812	$280	$(428)	$(93)
Weighted-average units outstanding:
Basic	19,457	3,135	11,830	3,135
Effect of diluted subordinated units	—	—	3,135	—
Diluted	19,457	3,135	14,965	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.09	$0.09	$(0.03)	$(0.03)
Diluted (1)	$0.09	$0.09	$(0.03)	$(0.03)

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	March 31, 2017		December 31, 2016
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$17,204	$17,312	$17,440	$17,550
Revolving credit facility	244,500	244,500	224,500	224,500
Secured notes, net	112,342	113,266	112,435	112,608

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

As of March 31, 2017 and December 31, 2016, the Partnership measured the following assets and liabilities at fair value on a recurring basis (in thousands):

	March 31, 2017	December 31, 2016
Derivative Assets (1)	$2,119	$1,860
Derivative Liabilities (1)	141	376

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three months ended March 31, 2017 and 2016, Landmark reimbursed us $1.0 million and $0.8 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. During the three months ended March 31, 2017 and 2016, we incurred $25,000 and $12,500, respectively, of license fees related to the AIF patent license agreement.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the year ended December 31, 2016, the Partnership completed the following ROFO acquisitions:

Common Units
		Total No.	Total No. of	Total	Total	Issued to
	Acquired	of Tenant	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	Sites	Receivables	(in millions)	Issued	and Affiliates
August 30, 2016	Fund G	386	5	$140.3	3,592,430	25,220

See further discussion in Note 3, Acquisitions for additional information.

Management Fee

In accordance with the limited liability company agreements for each of the funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the three months ended March 31,

2016, financial information has been retroactively adjusted to include management fees of $0.1 million, incurred by Fund G during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the secured notes, the Partnership entered into a management agreement, dated as of June 16, 2016 (the “Secured Notes Management Agreement”), with the General Partner. Pursuant to the Secured Notes Management Agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the Secured Notes Management Agreement. The Secured Tenant Site Assets’ Management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $4,638 of secured tenant site assets’ management fees during the three months ended March 31, 2017.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of March 31, 2017, no such fees have been incurred.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. Accordingly, based on the cash distribution declared on October 26, 2016, our General Partner will receive 15% of the cash distribution in excess of our second target distribution as defined in our Partnership agreement for the quarter ended March 31, 2017.

Due from Affiliates

At March 31, 2017 and December 31, 2016, the General Partner and its affiliates owed $0.4 million and $0.6 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the three months ended March 31, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,963	$2,105	$1,773	$—	$11,841
Interest income on receivables	180	—	179	—	359
Total revenue	8,143	2,105	1,952	—	12,200
Expenses
Property operating	1	8	78	—	87
General and administrative	—	—	—	1,408	1,408
Acquisition-related	14	174	—	279	467
Amortization	2,654	338	137	—	3,129
Impairments	110	46	—	—	156
Total expenses	2,779	566	215	1,687	5,247
Total other income and expenses	—	—	—	(3,426)	(3,426)
Net income (loss)	$5,364	$1,539	$1,737	$(5,113)	$3,527

For the three months ended March 31, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,462	$2,011	$266	$—	$9,739
Interest income on receivables	203	—	79	—	282
Total revenue	7,665	2,011	345	—	10,021
Expenses
Management fees to affiliate	42	31	—	—	73
Property operating	5	—	—	—	5
General and administrative	—	—	—	1,103	1,103
Acquisition-related	—	—	—	72	72
Amortization	2,170	311	40	—	2,521
Total expenses	2,217	342	40	1,175	3,774
Total other income and expenses	374	—	—	(6,475)	(6,101)
Net income (loss)	$5,822	$1,669	$305	$(7,650)	$146

The Partnership’s total assets by segment were (in thousands):

	March 31, 2017	December 31, 2016
Segments
Wireless communication	$394,501	$394,991
Outdoor advertising	101,729	92,660
Renewable power generation	102,108	103,052
Corporate assets	19,379	12,357
Total assets	$617,717	$603,060

14. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. We believe the impact of past consolidation is already reflected in our occupancy rates. The termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

In connection with the Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests.  Upon the closing of these acquisitions, the Partnership is obligated to pay cash consideration of approximately $11.3 million to the property owner and to issue 221,729 Common Units to Fund G as additional consideration. The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining additional tenant site for $3.8 million on April 28, 2017. Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017. Additionally, in connection with the December 22, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest.  Upon the closing of this acquisition, the Partnership is obligated to pay cash consideration of approximately $3.7 million to the property owner and $0.6 million to our Sponsor as additional consideration. The Partnership satisfied the full obligations and completed the acquisition on April 28, 2017.

As of March 31, 2017, the Partnership had approximately $63.3 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

Substantially all of our tenant sites are subject to triple net or effectively triple-net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations.

15. Tenant Concentration

For the three months ended March 31, 2017 and 2016, the Partnership had the following tenant revenue concentrations:

	Three Months Ended March 31,
Tenant	2017	2016
T-Mobile	12.4%	14.2%
Sprint	10.1%	12.0%
AT&T Mobility	11.5%	13.2%
Crown Castle	9.3%	10.7%

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

16. Supplemental Cash Flow Information

Noncash activities for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Capital contribution to fund general and administrative expense reimbursement	$955	$800
Purchase price for acquisitions included in due to Landmark and affiliates	227	—
Unit Exchange Program acquisitions	128	—
Distributions payable to preferred unitholders	807	—
Deferred loan costs included in accounts payable and accrued liabilities	241	—
Purchase price for acquisitions included in accounts payable	285	—

Cash flows related to interest paid was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$3,527	$2,972

17. Subsequent Events

On April 20, 2017, the board of directors of the Partnership’s General Partner approved the pursuit of proposed changes to the Partnership’s organizational structure through which the Partnership conducts its business. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account.  The implementation of the changes contemplates moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust (“REIT”). These proposed changes to the Partnership’s legal structure are not expected to be completed until common and subordinated unitholders approve an amendment to the partnership agreement that imposes ownership limits on the holding of units in the Partnership necessary to support the new REIT subsidiary structure. The Partnership currently expects to hold the meeting of the limited partners to approve the amendment to the partnership agreement during the third quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” or “us.” The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated and combined financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated and combined financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2016 and other factors noted in this Quarterly Report on Form 10-Q could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

On April 20, 2017, the board of directors of the Partnership’s General Partner approved the pursuit of proposed changes to the Partnership’s organizational structure through which the Partnership conducts its business. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account.  The implementation of the changes contemplates moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust (“REIT”). In addition, the reorganization is intended to facilitate our future acquisition of additional assets that generate income satisfying the REIT, but not the master limited partnership, qualifying income rules. The proposed changes are not expected to impact the presentation of the Partnership’s financial results.  These proposed changes to the Partnership’s legal structure are not expected to be completed until common and subordinated unitholders approve an amendment to the partnership agreement that imposes ownership limits on the holding of units in the Partnership necessary to support the new REIT subsidiary structure. The Partnership currently expects to hold the meeting of the limited partners to approve the amendment to the partnership agreement during the third quarter of 2017.

How We Generate Rental Revenue

We generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 93% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of March 31, 2017, we had a 96% occupancy rate with 1,966 of our 2,039 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been consolidation in the wireless communication industry historically  that has led to certain lease terminations. We believe the impact of past consolidation is already reflected in our occupancy rates. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

Operating and Maintenance Expenses

Substantially all of our tenant sites are subject to triple net or effectively triple-net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have in the past pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the three months ended March 31, 2017, the Partnership acquired 17 tenant sites and real property interest for a total consideration of $12.4 million.

During the year ended December 31, 2016, the Partnership completed five drop-down acquisitions, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”) of an aggregate of 539 tenant sites and 14 investments in receivables from Landmark and affiliates in exchange for total consideration of $205.7 million. The Drop-down Acquisitions are deemed to be transactions between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Operating results from the acquisition of real property interests are reflected from the date of acquisition by Landmark. Additionally, during the year ended December 31, 2016, the Partnership acquired 40 tenant sites from third parties for a total consideration of $85.7 million. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

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

The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining additional tenant site for $3.8 million on April 28, 2017. Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017. Additionally, in connection with the December 22, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest.  Upon the closing of this acquisition, the Partnership is obligated to pay cash consideration of approximately $3.7 million to the property owner and $0.6 million to our Sponsor as additional consideration. The Partnership satisfied the full obligations and completed the acquisition on April 28, 2017.

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

Basis in Real Property Interests

We have concluded that the contribution of interests by the funds and the Drop-Down Acquisitions were deemed transactions among entities under common control, since these entities have common management and ownership and are under common control. As a result, the contribution and acquisition of real property interests and other assets from the funds and the Drop-down Assets were recorded at Landmark’s historical cost. Our statements of operations, financial position and cash flows have been adjusted retroactively as if the transactions occurred on the earliest date during which the entities were under common control.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Partnership early adopted ASU No. 2017-01 on April 1, 2017. The adoption of ASU 2017-01 is expected to have an impact on the Partnership’s consolidated financial statements as we expect the majority of future acquisitions to not meet the definition of a business and certain of the related asset acquisition costs will be capitalized instead of expensed. Internal acquisition costs will continue to be expensed. Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets between entities under common control that are not a business generally does not constitute a change in the reporting entity. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

Changing Interest Rates

Interest rates have been at or near historic lows in recent years. If interest rates rise, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated and combined financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended

December 31, 2016, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2017.

Historical Results of Operations of our Partnership

Segments

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all three businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple-net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the three months ended March 31, 2017 and the year ended December 31, 2016. As of March 31, 2017 and 2016, we had 2,039 and 1,865 available tenant sites with 1,966 and 1,827 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Revenue
Rental revenue	$11,841	$9,739	$2,102
Interest income on receivables	359	282	77
Total revenue	12,200	10,021	2,179
Expenses
Management fees to affiliate	—	73	(73)
Property operating	87	5	82
General and administrative	1,408	1,103	305
Acquisition-related	467	72	395
Amortization	3,129	2,521	608
Impairments	156	—	156
Total expenses	5,247	3,774	1,473
Other income and expenses
Interest expense	(3,920)	(3,305)	(615)
Unrealized gain (loss) on derivatives	494	(3,170)	3,664
Gain on sale of real property interests	—	374	(374)
Total other income and expenses	(3,426)	(6,101)	2,675
Net income	$3,527	$146	$3,381

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Rental Revenue

Rental revenue increased $2.1 million, $2.1 million of which was due to the greater number of assets in the portfolio during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $7.9 million, $2.1 million, and $1.8 million, or 67%, 18%, and 15% of total rental revenue, respectively, during the three months ended March 31, 2017, compared to $7.4 million, $2.0 million, and $0.3 million, or 76%, 21%, and 3% of total rental revenue, respectively, during the three months ended March 31, 2016. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at March 31, 2017 compared to 97%, 98%, and 100%, respectively, at March 31, 2016. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,847, $1,355, and $9,382, respectively, during the three months ended March 31, 2017 compared to $1,806, $1,364, and $2,121, respectively, during the three months ended March 31, 2016.

Interest Income on Receivables

Interest income on receivables increased $0.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of the acquisitions of certain solar sites accounted for as investments in receivables in connection with the 2016 Drop-down Acquisitions from Landmark and affiliates as described in Note 3 to the Consolidated and Combined Financial Statement. The Partnership acquired investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 8.2% to 14.3%. Interest income on receivables is generated from our wireless communication and renewable power generation segments.

Management Fees to Affiliate

Management fees to affiliates decreased $0.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to $0.1 million of management fees to affiliates that are associated with Fund G during the three months ended March 31, 2016. Landmark’s right to receive management fees of $65 per asset per month for managing Fund G’s assets was terminated in connection with the Partnership’s acquisition of the acquired fund. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

Property Operating

Property operating expenses increased $0.1 million the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs.

General and Administrative

General and administrative expenses increased $0.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in additional accounting, tax and legal related expenses. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended March 31, 2017 and 2016, Landmark reimbursed us $1.0 million and $0.8 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses increased $0.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the acquisition of 17 tenant sites and related real property interests made during the three months ended March 31, 2017. The Partnership did not make any acquisitions during the three months ended March 31, 2016. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. The Partnership early adopted ASU No. 2017-01 on April 1, 2017. The adoption of ASU 2017-01 is expected to have an impact on the Partnership’s consolidated financial statements as we expect the majority of future acquisitions to not meet the definition of a business and certain of the related asset acquisition costs will be capitalized instead of expensed. Internal acquisition costs will continue to be expensed. Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted.

Amortization

Amortization expense increased $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of having 2,039 tenant sites as of March 31, 2017 compared to 1,865 tenant sites as of March 31, 2016. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2016 contributing to a full period of amortization.

Impairments

Impairments increased $0.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the three months ended March 31, 2017. During the three months ended March 31, 2017, two of the Partnership’s real property interests were impaired for $0.2 million as a result of termination notices received during the quarter. There was no impairment during the three months ended March 31, 2016.

Interest Expense

Interest expense increased $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to greater outstanding debt balance during the three months ended March 31, 2017 compared to the outstanding debt balance for the three months ended March 31, 2016. On June 16, 2016, the Partnership issued its Class A and Class B secured notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of March 31, 2017, the Partnership had $145.0 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $244.5 million outstanding under the revolving credit facility as of March 31, 2017.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $1.0 million related to Fund G’s secured debt facilities for the three months ended March 31, 2016. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.2 million for the three months ended March 31, 2016.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing debt by entering into swap contracts that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain (loss) recorded for the three months ended March 31, 2017 and 2016 reflects the change in fair value of these contracts during those periods.

Gain on Sale of Real Property Interests

During the three months ended March 31, 2016, we recognized a gain on the sale of real property interest of $0.4 million related to the sale of one wireless communication site.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended March 31,
	2017	2016 *
Net cash provided by operating activities	$6,779	$5,542
Unit-based compensation	(105)	(105)
Unrealized gain (loss) on derivatives	494	(3,170)
Amortization expense	(3,129)	(2,521)
Amortization of above- and below-market rents, net	283	395
Amortization of deferred loan costs	(437)	(377)
Amortization of discount on secured notes	(1)	—
Receivables interest accretion	9	19
Impairments	(156)	—
Gain on sale of real property interests	—	374
Allowance for doubtful accounts	(15)	—
Working capital changes	(195)	(11)
Net income	$3,527	$146
Interest expense	3,920	3,305
Amortization expense	3,129	2,521
EBITDA	$10,576	$5,972
Impairments	156	—
Acquisition-related	467	72
Unrealized (gain) loss on derivatives	(494)	3,170
Gain on sale of real property interests	—	(374)
Unit-based compensation	105	105
Straight line rent adjustments	(244)	(94)
Amortization of above- and below-market rents, net	(283)	(395)
Deemed capital contribution due to cap on general and administrative expense reimbursement	955	800
Adjusted EBITDA	$11,238	$9,256
Less: Pre-acquisition adjusted EBITDA from Drop-down Assets	—	(2,030)
Adjusted EBITDA applicable to limited partners	$11,238	$7,226
Less: Cash interest expense	(3,482)	(2,151)
Less: Distributions declared to preferred unitholders	(1,344)	—
Less: Net income attributable to noncontrolling interests	(3)	—
Distributable cash flow	$6,409	$5,075

*  Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Note 3 to the Consolidated and Combined Financial Statements.

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, committed acquisitions and other expenditures directly associated with our assets, including:

•	$8.1 million contractual obligation to acquire two tenant sites and related real property interests;
•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;
•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our common and preferred unitholders.

We intend to satisfy our short‑term liquidity requirements through borrowings available under our revolving credit facility and through cash flow from operating activities. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long term debt arrangements. The Partnership has a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC), effective March 27, 2017, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

We intend to pay at least a quarterly distribution of $0.3525 per unit per quarter, which equates to approximately $8.1 million per quarter, or $32.4 million per year in the aggregate, based on the number of common and subordinated units outstanding as of May 1, 2017. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to $1.4 million per quarter, or $5.7 million per year in the aggregate based on the number of Preferred Units outstanding as of May 1, 2017. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Date
Common and Subordinated Units
March 31, 2016	$0.3300	$4,954	May 13, 2016
June 30, 2016	0.3325	5,089	August 15, 2016
September 30, 2016	0.3375	7,628	November 15, 2016
December 31, 2016	0.3500	7,985	February 15, 2017
March 31, 2017 (1)	0.3525	8,133	May 15, 2017
Series A Preferred Units
June 30, 2016	$0.5611	$449	July 15, 2016
September 30, 2016	0.5000	432	October 17, 2016
December 31, 2016	0.5000	432	January 17, 2017
March 31, 2017	0.5000	432	April 17, 2017
Series B Preferred Units
September 30, 2016	$0.5322	$979	November 15, 2016
December 31, 2016	0.4938	909	February 15, 2017
March 31, 2017	0.4938	934	May 15, 2017

(1)On April 20, 2017, the board of directors of our General Partner declared a quarterly cash distribution of $0.3525 per common and subordinated unit, or $1.41 per unit on an annualized basis, including IDRs, but excluding distributions on Preferred Units, for the quarter ended March 31, 2017.  This distribution is payable on May 15, 2017 to common and subordinated unitholders of record as of May 1, 2017.

As of March 31, 2017, we had $356.8 million of total outstanding indebtedness. On October 19, 2016, we exercised our option to increase the available commitments under our revolving credit facility for an additional $32.0 million, resulting in aggregate commitments of $282.0 million under the revolving credit facility. As of March 31, 2017, we had approximately $244.5 million of outstanding borrowings on our revolving credit facility, and we had approximately $37.5 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$6,779	$5,542
Net cash provided by (used in) investing activities	(12,192)	1,987
Net cash provided by (used in) financing activities	12,042	(9,102)

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Net cash provided by operating activities.  Net cash provided by operating activities increased $1.2 million to $6.8 million for the three months ended March 31, 2017 compared to $5.5 million for the three months ended March 31, 2016. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and timing of payments of accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities.  Net cash used in investing activities was $12.2 million for the three months ended March 31, 2017 compared to net cash provided by investing activities of $2.0 million for the three months ended March 31, 2016. The change in cash used in investing activities was due to the cash used to acquire 17 tenant sites during the three months ended March 31, 2017 compared to the cash received for the sale of 13 tenant sites during the three months ended March 31, 2016.

Net cash provided (used in) by financing activities.  Net cash provided by financing activities was $12.0 million for the three months ended March 31, 2017 compared to net cash used in financing activities of $9.1 million for the three months ended March 31, 2016. The cash provided by financing activities during the three months ended March 31, 2017 was primarily attributable to an increase in net borrowings of $19.7 million compared to a net decrease in borrowings of $4.9 million during the three months ended March 31, 2016. The increase in cash provided by investing activities during the three months ended March 31, 2017 was offset by the distributions to unitholders of $9.3 million during the three months ended March 31, 2017 compared to $4.9 million during the three months ended March 31, 2016. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us during the three months ended March 31, 2016 is treated as a distribution to Landmark.

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

Loans under our revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which is the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one month LIBOR plus an applicable margin of 2.50%.

As of March 31, 2017, we had $244.5 million of total outstanding indebtedness under our revolving credit facility with $37.5 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at March 31, 2017.

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

Class	Initial Principal Balance (in thousands)	Note Rate	Anticipated Repayment Date
Class A	$91,500	3.52%	June 15, 2021
Class B	$25,100	7.02%	June 15, 2021

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

In connection with the issuance and sale of the secured notes, the Obligors, Deutsche Bank Trust Company Americas, as Indenture Trustee and as Securities Intermediary, and the General Partner entered into a cash management agreement, dated as of June 16, 2016 (the “Cash Management Agreement”). Pursuant to the Cash Management Agreement, the Indenture Trustee will administer the reserve funds in the manner set forth in the Indenture. Under the Cash Management Agreement, the Partnership is required to maintain reserve accounts for cash flows generated from the operation of the Secured Tenant Site Assets. As of March 31, 2017, the Partnership held $1.8 million in the reserve accounts which is classified as Restricted Cash on the accompanying consolidated and combined balance sheets.

Amounts due under the secured notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets. We are required to make monthly payments of principal and interest on Class A Notes based on a 30-year amortization period and monthly payments of interest only on Class B Notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A Notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021. However, if the DSCR, or debt service coverage ratio, generally calculated as the ratio of annualized net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees that we will be required to pay over the succeeding twelve Payment Dates, is 1.30 to 1.0 or less for one calendar month (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make certain other payments required under the Indenture, referred to as Excess Cash Flow, will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released unless and until the debt service coverage ratio exceeds the Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period” commences if, as of the end of any calendar month, the debt service coverage ratio falls below 1.15 to 1.0 (the “Minimum DSCR”) and will continue to exist until the debt service coverage ratio exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period, excess cash flow is applied to repay the secured notes. As of March 31, 2017, the DSCR is above 2.0.

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

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million.

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

ATM Programs

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million, pursuant to our previously filed and effective registration statement on Form S-3. On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit Program and the Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

No common and preferred units were issued under our ATM Programs during the three months ended March 31, 2017 and 2016. As of March 31, 2017, under our ATM Programs the Partnership has issued a total of 405,156 common units and 63,957 Series A Preferred Units, generating total proceeds of approximately $8.6 million before issuance costs. Subsequent to March 31, 2017, the Partnership issued 143,930 Series A Preferred Units under our Series A Preferred Unit ATM Program and 50,780 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating total proceeds of approximately $4.9 million before issuance costs.

Off Balance Sheet Arrangements

As of March 31, 2017, we do not have any other off balance sheet arrangements.

Inflation

Substantially all of our tenant lease arrangements are triple net or effectively triple-net and provide for fixed‑rate escalators or rent escalators tied to increases in the consumer price index. We believe that inflationary increases may be at least partially offset by the contractual rent increases and our tenants’ (or the underlying property owners’) obligations to pay taxes and expenses under our triple net or effectively triple-net lease arrangements. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

Interest Rate Risk

As of March 31, 2017, our revolving credit facility had an outstanding balance of $244.5 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of March 31, 2017, we have hedged $145.0 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 98 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flows by approximately $1.0 million annually. If LIBOR were to decrease by approximately 98 basis points, the decrease in interest expense on our pro forma debt would be approximately $1.0 million annually.

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

Foreign Currency Risk

As we expand to internal markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. As of March 31, 2017, less than 1% of rental revenue was denominated in foreign currencies. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

Exhibit number	Description

1.1

At-the-Market Issuance Sales Agreement, dated as of March 30, 2017, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC and Landmark Infrastructure Operating Company LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 30, 2017).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 4, 2017.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer