Form 10-Q/A
period 2017-03-31
Landmark Infrastructure Partners LP
filed 2017-05-08
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 4, 2017 (the “Original Filing”), for the sole purpose of re-filing Exhibits 12.1 as revised.

This Amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update the disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

PART II—OTHER INFORMATION

Item 6. Exhibits

Reference is made to the “Exhibits” list following the signature page, which we hereby incorporate into this Item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 8, 2017.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Item 6. Exhibits

Exhibit number	Description

1.1*

At-the-Market Issuance Sales Agreement, dated as of March 30, 2017, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC and Landmark Infrastructure Operating Company LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 30, 2017).

12.1**	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1**	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

31.2**	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

32.1**	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*Previously filed.

**Filed herewith.