Form 10-Q
period 2017-06-30
Landmark Infrastructure Partners LP
filed 2017-08-03
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had 19,749,563  common units and 3,135,109 subordinated units outstanding at July 31, 2017.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

(in thousands, except unit data)

	June 30, 2017	December 31, 2016
Assets
Land	$98,532	$88,845
Real property interests	525,148	490,030
Total land and real property interests	623,680	578,875
Accumulated amortization of real property interests	(31,510)	(25,967)
Land and net real property interests	592,170	552,908
Investments in receivables, net	20,151	17,440
Cash and cash equivalents	7,462	2,711
Restricted cash	1,202	2,851
Rent receivables, net	3,899	2,372
Due from Landmark and affiliates	722	566
Deferred loan costs, net	3,524	2,797
Deferred rent receivable	2,298	1,379
Derivative assets	1,518	1,860
Other intangible assets, net	16,425	15,730
Other assets	1,476	2,446
Total assets	$650,847	$603,060
Liabilities and equity
Revolving credit facility	$279,000	$224,500
Secured notes, net	112,251	112,435
Accounts payable and accrued liabilities	3,876	4,374
Other intangible liabilities, net	12,296	13,061
Prepaid rent	4,822	3,984
Derivative liabilities	84	376
Total liabilities	412,329	358,730
Commitments and contingencies (Note 14)
Equity
Series A cumulative redeemable preferred units, 1,074,602 and 863,957 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively	24,557	19,393
Series B cumulative redeemable preferred units, 2,004,060 and 1,840,000 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively	47,790	44,256
Common units, 19,749,563 and 19,450,555 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively	287,972	294,296
Subordinated units, 3,135,109 units issued and outstanding	20,750	22,524
General Partner	(142,665)	(135,630)
Accumulated other comprehensive income (loss)	11	(509)
Total partners' equity	238,415	244,330
Noncontrolling interests	103	—
Total equity	238,518	244,330
Total liabilities and equity	$650,847	$603,060

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
Revenue
Rental revenue	$12,803	$9,768	$24,644	$19,508
Expenses
Management fees to affiliate	—	73	—	146
Property operating	74	69	161	74
General and administrative	1,437	1,041	2,845	2,145
Acquisition-related	285	355	752	427
Amortization	3,239	2,785	6,368	5,307
Impairments	692	—	848	—
Total expenses	5,727	4,323	10,974	8,099
Other income and expenses
Interest and other income	379	275	738	559
Interest expense	(4,234)	(3,315)	(8,154)	(6,620)
Unrealized loss on derivatives	(544)	(1,797)	(50)	(4,967)
Gain on sale of real property interests	—	—	—	374
Total other income and expenses	(4,399)	(4,837)	(7,466)	(10,654)
Net income	2,677	608	6,204	755
Less: Pre-acquisition net income from Drop-down Assets	—	580	—	1,155
Less: Net income attributable to noncontrolling interest	4	—	7	—
Net income (loss) attributable to limited partners	2,673	28	6,197	(400)
Less: Distributions declared to preferred unitholders	(1,510)	(382)	(2,854)	(382)
Less: General partner's incentive distribution rights	(98)	(5)	(187)	(5)
Net income (loss) attributable to common and subordinated unitholders	$1,065	$(359)	$3,156	$(787)
Net income (loss) per common and subordinated unit
Common units – basic and diluted	$0.05	$(0.02)	$0.14	$(0.05)
Subordinated units – basic and diluted	$0.05	$(0.03)	$0.14	$(0.06)
Weighted average common and subordinated units outstanding
Common units – basic	19,650	11,915	19,554	11,872
Common units – diluted	22,785	15,050	22,689	15,007
Subordinated units – basic and diluted	3,135	3,135	3,135	3,135
Cash distributions declared per common and subordinated unit	$0.3550	$0.3325	$0.7075	$0.6625

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
Net income	$2,677	$608	$6,204	$755
Other comprehensive income:
Foreign currency translation adjustment	312	(3)	520	(2)
Other comprehensive income (loss)	312	(3)	520	(2)
Comprehensive income	2,989	605	6,724	753
Less: Comprehensive income attributable to Drop-down Assets	—	577	—	1,153
Less: Comprehensive income attributable to noncontrolling interest	4	—	7	—
Comprehensive income (loss) attributable to limited partners	$2,985	$28	$6,717	$(400)

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

(in thousands)

										Accumulated
			Preferred	Preferred			Preferred	Preferred		Other
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity
Balance as of December 31, 2015*	11,820	3,135	—	—	$179,045	$25,942	$—	$—	$(47,633)	$8	$—	$157,362
Pre-acquisition net income from Drop-down Assets	—	—	—	—	—	—	—	—	1,155	—	—	1,155
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	15,749	—	—	15,749
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Distributions	—	—	—	—	(7,764)	(2,053)	(382)	—	—	—	—	(10,199)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	1,619	—	—	1,619
Issuance of Preferred Units, net	—	—	800	—	—	—	17,832	—	—	—	—	17,832
Issuance of Common Units, net	236	—	—	—	3,474	—	—	—	—	—	—	3,474
Unit-based compensation	10	—	—	—	105	—	—	—	—	—	—	105
Net loss attributable to partners	—	—	—	—	(600)	(187)	382	—	5	—	—	(400)
Balance as of June 30, 2016*	12,066	3,135	800	—	$174,260	$23,702	$17,832	$—	$(29,105)	$6	$—	$186,695

Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(9,086)	—	—	(9,086)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	520	—	520
Issuance of Preferred Units, net	—	—	211	164	—	—	5,164	3,534	—	—	—	8,698
Issuance of Common Units, net	292	—	—	—	4,591	—	—	—	—	—	—	4,591
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	103	103
Distributions	—	—	—	—	(13,749)	(2,201)	(948)	(1,906)	(165)	—	(7)	(18,976)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,029	—	—	2,029
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105
Net income	—	—	—	—	2,729	427	948	1,906	187	—	7	6,204
Balance as of June 30, 2017	19,750	3,135	1,075	2,004	$287,972	$20,750	$24,557	$47,790	$(142,665)	$11	$103	$238,518

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016*
Operating activities
Net income	$6,204	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	105	105
Unrealized loss on derivatives	50	4,967
Amortization expense	6,368	5,307
Amortization of above- and below- market lease	(652)	(737)
Amortization of deferred loan costs	909	783
Amortization of discount on secured notes	2	—
Receivables interest accretion	(7)	(23)
Impairments	848	—
Gain on sale of real property interests	—	(374)
Allowance for doubtful accounts	26	—
Changes in operating assets and liabilities:
Rent receivables, net	(1,556)	(94)
Accounts payable and accrued liabilities	(560)	(202)
Deferred rent receivables	(220)	(173)
Prepaid rent	832	(124)
Due from Landmark and affiliates	563	1,716
Other assets	1,078	974
Net cash provided by operating activities	13,990	12,880
Investing activities
Acquisition of land	(9,476)	(1,229)
Acquisition of real property interests	(33,759)	(467)
Proceeds from sales of real property interests	—	1,790
Acquisition of receivables	(3,240)	(4,211)
Repayments of receivables	525	406
Net cash used in investing activities	(45,950)	(3,711)
Financing activities
Proceeds from the issuance of Common Units, net	—	2,002
Proceeds from the issuance of Series A Preferred Units, net	5,164	18,368
Proceeds from the issuance of Series B Preferred Units, net	3,534	—
Proceeds from the issuance of non-controlling interests, net	103	—
Proceeds from revolving credit facility	54,500	12,300
Proceeds from the issuance of secured notes	—	116,583
Principal payments on revolving credit facility	—	(139,300)
Principal payments on secured debt facilities	—	(1,201)
Principal payments on secured notes	(583)	—
Deferred loan costs	(1,239)	(3,304)
Changes in restricted cash	1,649	(955)
Capital contribution to fund general and administrative expense reimbursement	1,499	800
Distributions to preferred unitholders	(2,706)	—
Distributions to limited partners	(16,115)	(9,817)
Distributions to non-controlling interests	(7)	—
Consideration paid to General Partner associated with Drop-down Acquisitions	(9,086)	(899)
Net cash provided by (used in) financing activities	36,713	(5,423)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	(2)	—
Net increase (decrease) in cash and cash equivalents	4,751	3,746
Cash and cash equivalents at beginning of the period	2,711	1,984
Cash and cash equivalents at end of the period	$7,462	$5,730

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated and Combined Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership also owns certain interests in receivables associated with similar assets. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms for time periods prior to our IPO, refer to our predecessor for accounting purposes (our “Predecessor”) and for time periods subsequent to the IPO, refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of June 30, 2017, the Sponsor and affiliates own (a) our general partner; (b) 318,053 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us; and (c) all of our incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During the year ended December 31, 2016, the Partnership completed five drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “2016 Drop-down Acquisitions” or “2016 Drop-down Assets”). The 2016 Drop-down Acquisitions are deemed to be transactions between entities under common control, which prior to the adoption of ASU No. 2017-01, on April 1, 2017, as described below, requires assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the 2016 Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. The differences between the cash consideration of each acquisition and the historical cost basis were allocated to the General Partner. All intercompany transactions and account balances have been eliminated.

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

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and six months ended June 30, 2017 and 2016 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All references to tenant sites are unaudited.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU No. 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects the adoption of ASU 2016-16 to increase the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. As of June 30, 2017, the amount of restricted cash was $1.2 million.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Partnership is currently in compliance with substantially all of the clarifications of ASU 2016-15 and as such, the Partnership does not expect the adoption of this ASU to have a material impact to its consolidated statements of cash flows.

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

3. Acquisitions

Drop-down Acquisitions

During the six months ended June 30, 2017 and for the year ended December 31, 2016, the Partnership completed one and five drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively referred to as the “Drop-down Acquisitions”). Certain real property interests and financing assets included in the 2016 Drop-down Acquisitions completed by the Partnership during 2016 were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly-owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership during 2017 and 2016:

		Number of Tenant Sites					Consideration (in millions)
Acquisition Date	Source	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
June 8, 2017	Sponsor(1)	30	9	2	41	—	$24.7	$—	$24.7
April 28, 2017	Sponsor(2)	—	1	—	1	—	4.3	—	4.3
April 28, 2017	Fund G(2)	—	1	—	1	—	3.8	3.5	7.3
March 31, 2017	Fund G(2)	—	1	—	1	—	7.5	—	7.5
2017 Acquisitions		30	12	2	44	—	$40.3	$3.5	$43.8
December 22, 2016	Sponsor	28	5	2	35	2	$13.6	$—	$13.6
August 30, 2016	Sponsor	28	5	30	63	—	21.1	—	21.1
August 30, 2016	Fund G	214	171	1	386	5	75.6	64.7	140.3
August 1, 2016	Sponsor	37	4	12	53	6	24.4	—	24.4
April 20, 2016	Sponsor	1	—	1	2	1	6.3	—	6.3
2016 Acquisitions		308	185	46	539	14	$141.0	$64.7	$205.7

(1)

In connection with the June 8, 2017 Drop-down acquisition from our Sponsor, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest for cash consideration of $1.6 million which has not closed as of June 30, 2017.

(2)

In connection with the August 30, 2016 Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests. The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining tenant site for $3.8 million on April 28, 2017. Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017. Additionally, in connection with the December 22, 2016 drop-down acquisition, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest.  On April 28, 2017 the Partnership completed the acquisition for cash consideration of approximately $3.7 million to the property owner and $0.6 million to Landmark as additional consideration.

The assets and liabilities acquired from our Sponsor and affiliates are recorded at the historical cost of Landmark, as the Drop-down Acquisitions are deemed to be transactions between entities under common control with the statements of operations, prior to the adoption of ASU No. 2017-01 on April 1, 2017, of the Partnership adjusted retroactively as if the Drop-down Acquisitions completed prior to April 1, 2017 occurred on the earliest date during which the Drop-down Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the Drop-down Assets prior to April 1, 2017 as if we owned the assets as of the date acquired by Landmark for all periods presented. The following tables present our results of operations and financial position reflecting the effect of the Drop-down Acquisitions prior to April 1, 2017 on pre-acquisition periods.

Consolidated statement of operations for the three months ended June 30, 2016 (in thousands):

	Landmark Infrastructure Partners LP	PreAcquisition results of the Acquisitions Prior to June 30, 2016	Landmark Infrastructure Partners LP (As Previously Reported August 2, 2016)	PreAcquisition results of the Acquisitions Post June 30, 2016	Landmark Infrastructure Partners LP (As Currently Reported)
Revenue
Rental revenue	$7,588	$10	$7,598	$2,170	$9,768
Expenses
Management fees to affiliate	—	—	—	73	73
Property operating	67	—	67	2	69
General and administrative	1,041	—	1,041	—	1,041
Acquisition-related	263	—	263	92	355
Amortization	2,239	2	2,241	544	2,785
Total expenses	3,610	2	3,612	711	4,323
Other income and expenses	(3,950)	29	(3,921)	(916)	(4,837)
Net income	28	37	65	543	608
Other comprehensive loss	—	—	—	(3)	(3)
Comprehensive income	$28	$37	$65	$540	$605

Consolidated statement of operations for the six months ended June 30, 2016 (in thousands):

	Landmark Infrastructure Partners LP	Pre¬Acquisition results of the Acquisitions Prior to June 30, 2016	Landmark Infrastructure Partners LP (As Previously Reported August 2, 2016)	PreAcquisition results of the Acquisitions Post June 30, 2016	Landmark Infrastructure Partners LP (As Currently Reported)
Revenue
Rental revenue	$15,160	$38	$15,198	$4,310	$19,508
Expenses
Management fees to affiliate	—	—	—	146	146
Property operating	72	—	72	2	74
General and administrative	2,145	—	2,145	—	2,145
Acquisition-related	335	—	335	92	427
Amortization	4,241	3	4,244	1,063	5,307
Total expenses	6,793	3	6,796	1,303	8,099
Other income and expenses	(8,767)	107	(8,660)	(1,994)	(10,654)
Net income (loss)	(400)	142	(258)	1,013	755
Other comprehensive loss	—	—	—	(2)	(2)
Comprehensive income (loss)	$(400)	$142	$(258)	$1,011	$753

Consolidated summarized cash flows for the six months ended June 30, 2016 (in thousands):

	Landmark Infrastructure Partners LP	PreAcquisition results of the Acquisitions Prior to June 30, 2016	Landmark Infrastructure Partners LP (As Previously Reported August 2, 2016)	PreAcquisition results of the Acquisitions Post June 30, 2016	Landmark Infrastructure Partners LP (As Currently Reported)
Net cash provided by operating activities	$10,243	$125	$10,368	$2,512	$12,880
Net cash used in investing activities	(3,717)	—	(3,717)	6	(3,711)
Net cash used in financing activities	(2,780)	(125)	(2,905)	(2,518)	(5,423)

The Pre-Acquisition results of the Acquisitions Prior to June 30, 2016 include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-down Acquisitions made during 2016 prior to June 30, 2016 for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported August 2, 2016) column refers to periods previously filed within the Partnership’s Form 10-Q as filed on August 2, 2016. The Pre-Acquisition results of the Acquisitions Post June 30, 2016 include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-down Acquisitions made during 2016 post June 30, 2016 for the periods under common control.

The June 8, 2017 drop-down acquisition is a transfer of net assets between entities under common control as the acquisition does not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

Third Party Acquisitions

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Partnership completed several direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the six months ended June 30, 2017 and the year ended December 31, 2016:

	No. of Tenant Sites					Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
2017 Total	15	12	—	27	1	$14.3	$1.1	$15.4
Second Quarter
International	2	—	—	2	—	$0.1	$—	$0.1
UEP	3	—	—	3	—	—	1.6	1.6
Total	5	—	—	5	—	$0.1	$1.6	$1.7
Third Quarter
International	4	1	—	5	—	$4.4	$—	$4.4
UEP	1	—	—	1	—	—	0.1	0.1
Total	5	1	—	6	—	$4.4	$0.1	$4.5
Fourth Quarter
International	6	5	—	11	—	$2.0	$—	$2.0
UEP	1	1	—	2	—	—	0.9	0.9
Domestic	8	2	6	16	—	76.6	—	76.6
Total	15	8	6	29	—	$78.6	$0.9	$79.5
2016 Total	25	9	6	40	—	$83.1	$2.6	$85.7

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	June 30, 2017	December 31, 2016
Land	$98,532	$88,845
Real property interests – perpetual	102,493	99,911
Real property interests – finite life	422,655	390,119
Total land and real property interests	623,680	578,875
Accumulated amortization of real property interests	(31,510)	(25,967)
Land and net real property interests	$592,170	$552,908

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

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Partnership paid total consideration of $43.8 million and $205.7 million, respectively, for Drop-down Acquisitions. The Drop-down Acquisitions are deemed to be transactions between entities under common control. Drop-down Acquisitions prior to the adoption of ASU No. 2017-01 on April 1, 2017 required the assets and liabilities to be transferred at the historical cost of the parent of the entities and historical periods retroactively adjusted. During the year ended December 31, 2016 the difference between the total consideration of $205.7 million, respectively, and the historical cost basis of $141.1 million, respectively, was allocated to the General Partner. For Drop-down Acquisitions after April 1, 2017, the transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. During the six months ended June 30, 2017 the difference between the total consideration of $43.8 million and the net carrying value of $34.7 million, was allocated to the General Partner. The Partnership finalized the purchase price allocations for the 2017 acquisitions and the 2016 acquisitions during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

The following table summarizes final allocations for acquisitions during the six months ended June 30, 2017 and the year ended December 31, 2016 of estimated fair values of the assets acquired and liabilities assumed (in thousands). Prior-period financial information, has been retroactively adjusted for transactions between entities under common control prior to April 1, 2017.

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2017	$9,448	$35,818	$1,458	$434	$(290)	$46,868
2016	76,197	39,726	4,009	976	(865)	120,043

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of June 30, 2017, are as follows (in thousands):

2017 (six months)	$5,847
2018	11,417
2019	11,061
2020	10,499
2021	9,911
Thereafter	342,410
Total	$391,145

The weighted average remaining amortization period for non‑perpetual real property interests is 50 years as of June 30, 2017.

During the three and six months ended June 30, 2017, four and six, respectively, of the Partnership’s real property interests were impaired as a result of termination notices received. There was no impairment during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2017, we recognized impairment charges totaling $0.7 million and $0.8 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	June 30, 2017	December 31, 2016
Acquired in-place lease
Gross amount	$18,169	$16,729
Accumulated amortization	(5,269)	(4,491)
Net amount	$12,900	$12,238
Acquired above-market leases
Gross amount	$5,962	$5,523
Accumulated amortization	(2,437)	(2,031)
Net amount	$3,525	$3,492
Total other intangible assets, net	$16,425	$15,730
Acquired below-market leases
Gross amount	$(19,658)	$(19,366)
Accumulated amortization	7,362	6,305
Total other intangible liabilities, net	$(12,296)	$(13,061)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.4 million and $0.7 million as an increase to rental revenue for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.7 million as an increase to rental revenue for the three and six months ended June 30, 2016, respectively. We recorded amortization of in‑place lease intangibles of $0.4 million and $0.8 million as amortization expense for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.7 million as amortization expense for the three and six months ended June 30, 2016, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2017 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2017 (six months)	$790	$350	$(977)
2018	1,518	526	(1,923)
2019	1,442	452	(1,867)
2020	1,369	380	(1,804)
2021	1,303	322	(1,662)
Thereafter	6,478	1,495	(4,063)
Total	$12,900	$3,525	$(12,296)

6. Investments in Receivables

As a result of the transfer of investments in receivables from the Predecessor to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, the investments in receivables were recorded at their estimated fair value as of November 19, 2014, the date we closed our IPO, using an 8.75% discount rate. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the Drop-down Acquisitions from our Sponsor and affiliates, the Partnership acquired additional investments in receivables that were recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%.

Interest income recognized on the receivables totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	June 30, 2017	December 31, 2016
Investments in receivables – beginning	$17,440	$12,136
Acquisitions	3,240	5,934
Fair value adjustment	—	239
Repayments	(525)	(905)
Interest accretion	7	36
Foreign currency translation adjustment	(11)	—
Investments in receivables – ending	$20,151	$17,440

Annual amounts due as of June 30, 2017, are as follows (in thousands):

2017 (six months)	$1,465
2018	2,663
2019	2,192
2020	2,185
2021	2,248
Thereafter	28,804
Total	$39,557
Interest	$19,406
Principal	20,151
Total	$39,557

7. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	June 30, 2017	December 31, 2016
Revolving credit facility	November 19, 2019	$279,000	$224,500

Series 2016-1 Class A 3.52%	June 1, 2021(1)	$90,335	$90,917
Series 2016-1 Class B 7.02%	June 1, 2021(1)	25,100	25,100
Secured notes		115,435	116,017
Discount on secured notes		(14)	(15)
Deferred loan costs		(3,170)	(3,567)
Secured notes, net		$112,251	$112,435
(1)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity. On June 1, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $85 million, resulting in aggregate commitments of $367 million under the revolving credit facility. As of June 30, 2017, there was $88 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of June 30, 2017, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

Secured Notes

On June 16, 2016, the Partnership completed a securitization transaction involving certain tenant sites and related real property interests owned by certain unrestricted special purpose subsidiaries of the Partnership (the “Obligors”), through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B, in an aggregate principal amount of $116.6 million. The net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B Notes are subordinated in right of payment to the Class A Notes. The secured notes were issued at a discount of $17,292, which will be accreted and recognized to interest expense over the term of the secured notes. The Class A and Class B secured notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively.

The secured notes are secured by (1) mortgages and deeds of trust on certain tenant sites and their operating cash flows, (2) a security interest in substantially all of the personal property of the Obligors, and (3) the rights of the Obligors under a management agreement. The Partnership is required to make monthly payments of principal and interest on Class A Notes based on a 30-year amortization period and monthly payments of interest only on Class B Notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A Notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the Obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of June 30, 2017, the Partnership was in compliance with all financial covenants under the secured notes.

The secured notes’ annual principal payment amounts due as of June 30, 2017, are as follows (in thousands):

2017 (six months)	$1,164
2018	2,913
2019	4,083
2020	5,250
2021	102,025
Total	$115,435

Interest Expense

The Partnership incurred interest expense of $4.2 million and $8.2 million for the three and six months ended June 30, 2017, respectively, and $3.3 million and $6.6 million for the three and six months ended June 30, 2016, respectively. At June 30, 2017 and December 31, 2016 we had interest payable of $0.4 million and $0.4 million, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $0.5 million and $0.9 million for three and six months ended June 30, 2017, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

Drop-down Acquisitions

Interest expense for the three and six months ended June 30, 2016 includes retroactive adjustments of $0.9 million and $1.9 million, respectively, associated with the Fund G secured debt facility. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

8. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Date	Date	June 30, 2017	December 31, 2016
December 24, 2014	$70,000	4.02%	12/24/2014	12/24/2018	$(84)	$(376)
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	85	13
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	310	354
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	468	720
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	246	347
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	295	426
June 12, 2017	50,000	4.56	3/2/2018	9/2/2024	114	—
					$1,434	$1,484

During the three and six months ended June 30, 2017, the Partnership recorded a loss of $0.5 million and a loss of less than $0.1 million, respectively, and for the three and six months ended June 30, 2016, the Partnership recorded a loss of $1.8 million and $5.0 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated and combined statements of operations.

Prior-period information has been retroactively adjusted to include an unrealized loss on derivative financial instruments related to Fund G’s interest rate swap agreement of $0.1 million for the six months ended June 30, 2016. Fund G’s interest rate swap agreement was terminated in connection with the repayment of Fund G’s secured indebtedness.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at June 30, 2017. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$409	$(585)	$899	$(1,089)
February 5, 2015	4/13/2019	300	(133)	513	(353)
August 24, 2015	10/1/2022	1,519	(930)	2,691	(2,208)
March 23, 2016	12/24/2021	1,158	(240)	1,823	(974)
March 31, 2016	12/24/2021	523	(34)	788	(327)
March 31, 2016	4/13/2022	641	(55)	970	(422)
June 12, 2017	9/2/2024	1,569	(1,448)	2,986	(3,052)

9. Equity

The table below summarizes changes in the number of units outstanding for the six months ended June 30, 2017 and 2016 (in units):

			Series A	Series B
	Common	Subordinated	Preferred	Preferred
Balance as of December 31, 2015	11,820,144	3,135,109	—	—
ATM Programs	131,149	—	—	—
Unit Exchange Program	104,968	—	—	—
Issuance of Preferred Units	—	—	800,000	—
Unit-based compensation	9,840	—	—	—
Balance as of June 30, 2016	12,066,101	3,135,109	800,000	—

Balance as of December 31, 2016	19,450,555	3,135,109	863,957	1,840,000
Issuance of units to Fund G - April 28, 2017	221,729	—	—	—
ATM Programs	—	—	210,645	164,060
Unit Exchange Program	70,481	—	—	—
Unit-based compensation	6,798	—	—	—
Balance as of June 30, 2017	19,749,563	3,135,109	1,074,602	2,004,060

On December 3, 2015, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on December 30, 2015 and permits us to issue and sell Common and Preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $250.0 million. Additionally, on February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell Common and Preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

Common Units

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No common units were issued under the Common Unit ATM Program during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Partnership issued 131,149 common units under the Common Unit ATM Program generating proceeds of approximately $2.1 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the six months ended June 30, 2017 and 2016, under the Unit Exchange Program, we completed an acquisition of five and three tenant sites in exchange for 70,481 and 104,968 Common Units, valued at approximately $1.1 million and $1.6 million, respectively.

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

In connection with the Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests. Upon completion of the acquisitions, the Partnership issued 221,729 common units to Fund G on April 28, 2017, as described in Note 3, Acquisitions.

Subordinated Units

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

Preferred Units

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

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2017, the Partnership issued 210,645 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $5.3 million before issuance costs. No Series A Preferred Units were issued under our Series A Preferred Unit ATM Program during the six months ended June 30, 2016.

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

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2017, the Partnership issued 164,060 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $4.1 million before issuance costs. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the six months ended June 30, 2016.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
March 31, 2016	April 20, 2016	May 13, 2016	$0.3300	$4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016	January 25, 2017	February 15, 2017	0.3500	7,985
March 31, 2017	April 20, 2017	May 15, 2017	0.3525	8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432
March 31, 2017	March 16, 2017	April 17, 2017	0.5000	432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909
March 31, 2017	April 20, 2017	May 15, 2017	0.4938	934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three and six months ended June 30, 2017 and 2016 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to limited partners	$2,673	$28	$6,197	$(400)
Less:
Distributions declared on Preferred Units	(1,510)	(382)	(2,854)	(382)
General partner's incentive distribution rights	(98)	(5)	(187)	(5)
Net income (loss) attributable to common and subordinated unitholders	1,065	(359)	3,156	(787)
Distributions declared on common units	(7,011)	(4,042)	(13,951)	(7,961)
Distributions declared on subordinated units	(1,113)	(1,042)	(2,218)	(2,077)
Undistributed net loss	$(7,059)	$(5,443)	$(13,013)	$(10,825)

The calculation of net income (loss) per common and subordinated unit for the three months ended June 30, 2017 and 2016 follows (in thousands, except per unit data):

	Three Months Ended June 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$7,011	$1,113	$4,042	$1,042
Undistributed net loss	(6,088)	(971)	(4,307)	(1,136)
Net income (loss) attributable to common and subordinated units - basic	923	142	(265)	(94)
Net income (loss) attributable to subordinated units	142	—	(94)	—
Net income (loss) attributable to common and subordinated units - diluted	$1,065	$142	$(359)	$(94)
Weighted-average units outstanding:
Basic	19,650	3,135	11,915	3,135
Effect of diluted subordinated units	3,135	—	3,135	—
Diluted	22,785	3,135	15,050	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.05	$0.05	$(0.02)	$(0.03)
Diluted (1)	$0.05	$0.05	$(0.02)	$(0.03)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the three months ended June 30, 2017 and 2016, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

The calculation of net income (loss) per common and subordinated unit for the six months ended June 30, 2017 and 2016 follows (in thousands, except per unit data):

	Six Months Ended June 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$13,951	$2,218	$7,961	$2,077
Undistributed net loss	(11,222)	(1,791)	(8,561)	(2,264)
Net income (loss) attributable to common and subordinated units - basic	2,729	427	(600)	(187)
Net income (loss) attributable to subordinated units	427	—	(187)	—
Net income (loss) attributable to common and subordinated units - diluted	$3,156	$427	$(787)	$(187)
Weighted-average units outstanding:
Basic	19,554	3,135	11,872	3,135
Effect of diluted subordinated units	3,135	—	3,135	—
Diluted	22,689	3,135	15,007	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.14	$0.14	$(0.05)	$(0.06)
Diluted (1)	$0.14	$0.14	$(0.05)	$(0.06)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the six months ended June 30, 2017 and 2016, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	June 30, 2017		December 31, 2016
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$20,151	$20,191	$17,440	$17,550
Revolving credit facility	279,000	279,000	224,500	224,500
Secured notes, net	112,251	113,261	112,435	112,608

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

As of June 30, 2017 and December 31, 2016, the Partnership measured the following assets and liabilities at fair value on a recurring basis (in thousands):

	June 30, 2017	December 31, 2016
Derivative Assets (1)	$1,518	$1,860
Derivative Liabilities (1)	84	376

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and six months ended June 30, 2017, Landmark reimbursed us $1.1 million and $2.0 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap, and $0.8 million and $1.6 million during the three and six months ended June 30, 2016, respectively.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. During the three and six months ended June 30, 2017, we incurred $25,000 and $50,000, respectively, of license fees related to the AIF patent license agreement, and $12,500 and $25,000 during the three and six months ended June 30, 2016, respectively.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the year ended December 31, 2016, the Partnership completed the following ROFO acquisitions:

						Common Units
		Total No.	Total No. of	Total	Total	Issued to
	Acquired	of Tenant	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	Sites	Receivables	(in millions)	Issued	and Affiliates
August 30, 2016	Fund G	386	5	$140.3	3,592,430	25,220
Various(1)	Fund G	2	—	11.3	221,729	221,729
(1)

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

Management Fee

In accordance with the limited liability company agreements for each of the funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the three and six months ended June 30, 2016, financial information has been retroactively adjusted to include management fees of $0.1 million, incurred by Fund G during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the secured notes, the Partnership entered into a management agreement, dated as of June 16, 2016 (the “Secured Notes Management Agreement”), with the General Partner. Pursuant to the Secured Notes Management Agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the Secured Notes Management Agreement. The Secured Tenant Site Assets’ Management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $4,611 and $9,248 of secured tenant site assets’ management fees during the three and six months ended June 30, 2017, respectively. No secured tenant site assets’ management fees were incurred during the three and six months ended June 30, 2016, respectively.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of June 30, 2017, no such fees have been incurred.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. Accordingly, based on the cash distribution declared, our General Partner will receive 15% of the cash distribution in excess of our second target distribution as defined in our Partnership agreement for the quarter ended June 30, 2017.

Due from Affiliates

At June 30, 2017 and December 31, 2016, the General Partner and its affiliates owed $0.7 million and $0.6 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

13. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising and renewable power generation for all periods presented.

The Partnership’s wireless communication segment consists of leasing infrastructure and real property interests and providing financing to companies in the wireless communication industry in the United States, Canada, and Australia. The Partnership’s outdoor advertising segment consists of leasing real property interests to companies in the outdoor advertising industry in the United States, Canada, Australia, and the United Kingdom. The Partnership’s renewable power generation segment consists of leasing real property interests and providing financing to companies in the renewable power industry in the United States. Items that are not included in any of the reportable segments are included in the corporate category.

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

The statements of operations for the reportable segments are as follows:

For the three months ended June 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$8,240	$2,454	$2,109	$—	$12,803
Expenses
Property operating	18	36	20	—	74
General and administrative	—	—	—	1,437	1,437
Acquisition-related	—	—	—	285	285
Amortization	2,659	443	137	—	3,239
Impairments	535	157	—	—	692
Total expenses	3,212	636	157	1,722	5,727
Total other income and expenses	191	15	174	(4,779)	(4,399)
Net income (loss)	$5,219	$1,833	$2,126	$(6,501)	$2,677

For the three months ended June 30, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,458	$2,038	$272	$—	$9,768
Expenses
Management fees to affiliate	42	31	—	—	73
Property operating	54	9	6	—	69
General and administrative	—	—	—	1,041	1,041
Acquisition-related	87	—	8	260	355
Amortization	2,427	309	49	—	2,785
Total expenses	2,610	349	63	1,301	4,323
Total other income and expenses	165	—	110	(5,112)	(4,837)
Net income (loss)	$5,013	$1,689	$319	$(6,413)	$608

For the six months ended June 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$16,204	$4,559	$3,881	$—	$24,644
Expenses
Management fees to affiliate	—	—	—	—	—
Property operating	19	45	97	—	161
General and administrative	—	—	—	2,845	2,845
Acquisition-related	14	174	—	564	752
Amortization	5,313	781	274	—	6,368
Impairments	646	202	—	—	848
Total expenses	5,992	1,202	371	3,409	10,974
Total other income and expenses	370	15	353	(8,204)	(7,466)
Net income (loss)	$10,582	$3,372	$3,863	$(11,613)	$6,204

For the six months ended June 30, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$14,919	$4,050	$539	$—	$19,508
Expenses
Management fees to affiliate	84	62	—	—	146
Property operating	59	9	6	—	74
General and administrative	—	—	—	2,145	2,145
Acquisition-related	87	—	8	332	427
Amortization	4,598	620	89	—	5,307
Total expenses	4,828	691	103	2,477	8,099
Total other income and expenses	744	—	189	(11,587)	(10,654)
Net income (loss)	$10,835	$3,359	$625	$(14,064)	$755

The Partnership’s total assets by segment were (in thousands):

	June 30, 2017	December 31, 2016
Segments
Wireless communication	$401,332	$394,991
Outdoor advertising	127,359	92,660
Renewable power generation	105,548	103,052
Corporate assets	16,608	12,357
Total assets	$650,847	$603,060

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

In connection with the June 8, 2017 drop-down acquisition from our Sponsor, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest for cash consideration of $1.6 million.

As of June 30, 2017, the Partnership had a $6.6 million commitment to acquire and deploy the Zero Site microgrid solution across North America, a self-contained neutral-host smart pole designed for wireless carrier and other wireless operator colocation.

As of June 30, 2017, the Partnership had approximately $63.5  million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

15. Tenant Concentration

For the three and six months ended June 30, 2017 and 2016, the Partnership had the following tenant revenue concentrations:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2017	2016	2017	2016
T-Mobile	11.8%	14.1%	12.2%	14.1%
AT&T Mobility	11.2%	13.0%	11.4%	13.1%
Sprint	10.1%	12.0%	10.1%	12.0%
Crown Castle	9.2%	11.0%	9.4%	10.8%

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

16. Supplemental Cash Flow Information

Noncash activities for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Capital contribution to fund general and administrative expense reimbursement	$1,074	$819
Purchase price for acquisitions included in due to Landmark and affiliates	—	110
Unit Exchange Program acquisitions	1,099	1,604
Fair value adjustment of investments in receivables	—	212
Distributions payable to preferred unitholders	948	382
Offering costs included in accounts payable and accrued liabilities	—	668
Deferred loan costs included in accounts payable and accrued liabilities	—	708
Purchase price for acquisitions included in accounts payable	285	—

Cash flows related to interest paid was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$7,253	$6,134

17. Subsequent Events

On July 20, 2017, common and subordinated unitholders approved an amendment to the partnership agreement that imposes ownership limits on the holding of units in the Partnership. On July 31, 2017, the Partnership amended the partnership agreement to impose ownership limits and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account. Additionally, as part of the Partnership’s organization structure change on July 31, 2017, the Partnership entered into a Second Amended and Restated Credit Agreement related to its revolving credit facility to add new subsidiaries as borrowers and added certain subsidiaries as guarantors.

On July 28, 2017, the Partnership completed an acquisition of 34 tenant sites and related real property interests, consisting of 30 wireless communication, 1 outdoor advertising, and 3 renewable power generation sites, from our Sponsor, in exchange from cash consideration of $22 million. The purchase price was funded with $20 million of borrowings under the Partnership’s existing credit facility and available cash.

Subsequent to June 30, 2017, the Partnership issued 100,199 Series A and 28,289 Series B Preferred Units under our existing ATM Programs, generating proceeds of $2.5 million and $0.7 million before issuance costs.

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

Overview

We are a growth‑oriented partnership formed by our Sponsor to own and manage a portfolio of real property interests and infrastructure assets that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. We generate revenue and cash flow from existing tenant leases of our real property interests and infrastructure assets to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers.

The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014. On July 31, 2017, the Partnership amended the partnership agreement to impose ownership limits and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of June 30, 2017, we had a 96% occupancy rate with 2,016 of our 2,093 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions

We have pursued and intend to continue to pursue acquisitions of real property interests. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the six months ended June 30, 2017, the Partnership acquired 71 tenant sites and real property interest and 1 investment in receivables for total consideration of $59.2 million.

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Partnership completed one and five drop-down acquisitions, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”) of an aggregate of 44 tenant sites during the six months ended June 30, 2017 and 539 tenant sites and 14 investments in receivables during the year ended December 31, 2016 from Landmark and affiliates in exchange for total consideration of $43.8 million and $205.7 million. The 2016 Drop-down Acquisitions are deemed to be transactions between entities under common control, which prior to the adoption of ASU No. 2017-01, on April 1, 2017, requires assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the 2016 consolidated financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the 2016 Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. For Drop-down Acquisitions that do not meet the new definition of a business under ASU No. 2017-01, the transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, asset acquisition costs will be capitalized instead of expensed, and prior periods will not be retroactively adjusted.

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

Additionally, during the six months ended June 30, 2017 and for the year ended December 31, 2016, the Partnership acquired 27 tenant sites and 1 investment in receivable and 40 tenant sites from third parties for a total consideration of $15.4 million and $85.7 million. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

On July 28, 2017, the Partnership completed an acquisition of 34 tenant sites and related real property interests, consisting of 30 wireless communication, 1 outdoor advertising, and 3 renewable power generation sites, from our Sponsor, in exchange for cash consideration of $22 million. The purchase price was funded with $20 million of borrowings under the Partnership’s existing credit facility and available cash.

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

On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the six months ended June 30, 2017, the Partnership incurred $0.5 million in fees related to the change in organization structure. Such fees are included in General and Administrative Expenses during the three and six months ended June 30, 2017. The Partnership expects to incur an additional $0.7 million in expenses in the third quarter related to this change in organizational structure.

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

The Partnership’s Sponsor and Ericsson recently entered into an arrangement to deploy the Zero Site microgrid solution across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator colocation. As of June 30, 2016, the Partnership had a $6.6 million commitment to acquire and deploy the Zero Site microgrid solution across North America. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. The Partnership will selectively deploy the Zero Site solution on its existing real property interests along with new acquisition opportunities.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the six months ended June 30, 2017 and the year ended December 31, 2016. As of June 30, 2017 and 2016, we had 2,093 and 1,927 available tenant sites with 2,016 and 1,882 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Revenue
Rental revenue	$12,803	$9,768	$3,035
Expenses
Management fees to affiliate	—	73	(73)
Property operating	74	69	5
General and administrative	1,437	1,041	396
Acquisition-related	285	355	(70)
Amortization	3,239	2,785	454
Impairments	692	—	692
Total expenses	5,727	4,323	1,404
Other income and expenses
Interest and other income	379	275	104
Interest expense	(4,234)	(3,315)	(919)
Unrealized loss on derivatives	(544)	(1,797)	1,253
Total other income and expenses	(4,399)	(4,837)	438
Net income	$2,677	$608	$2,069

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Rental Revenue

Rental revenue increased $3.0 million, $2.5 million of which was due to the greater number of assets in the portfolio during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $8.2 million, $2.5 million, and $2.1 million, or 64%, 19%, and 17% of total rental revenue, respectively, during the three months ended June 30, 2017, compared to $7.5 million, $2.0 million, and $0.3 million, or 76% , 21%, and 3% of total rental revenue, respectively, during the three months ended June 30, 2016. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at June 30, 2017 compared to 96%, 98%, and 100%, respectively, at June 30, 2016. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,864, $1,534, and $10,999, respectively, during the three months ended June 30, 2017 compared to $1,818, $1,383, and $2,170, respectively, during the three months ended June 30, 2016.

Management Fees to Affiliate

Management fees to affiliates decreased $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to $0.1 million of management fees to affiliates that are associated with Fund G during the three months ended June 30, 2016. Landmark’s right to receive management fees of $65 per asset per month for managing Fund G’s assets was terminated in connection with the Partnership’s acquisition of the acquired fund. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

Property Operating

Property operating expenses increased by less than $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs.

General and Administrative

General and administrative expenses increased $0.4 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the change in the Partnership’s organization structure. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the three months ended June 30, 2017, the Partnership incurred $0.4 million in fees related to the change in organization structure. The Partnership expects to incur an additional $0.7 million in expenses in the third quarter related to this change in organizational structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended June 30, 2017 and 2016, Landmark reimbursed us $1.1 million and $0.8 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of the Partnership early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of having 2,093 tenant sites as of June 30, 2017 compared to 1,927 tenant sites as of June 30, 2016. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2016 contributing to a full period of amortization.

Impairments

Impairments increased $0.7 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the three months ended June 30, 2017. During the three months ended June 30, 2017, four of the Partnership’s real property interests were impaired for $0.7 million as a result of termination notices received during the quarter. There was no impairment during the three months ended June 30, 2016.

Interest and Other Income

Interest and other income increased $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily as a result of the acquisitions of one investment in receivables during the three months ended June 30, 2017 for $3.2 million and certain solar sites accounted for as investments in receivables in connection with the 2016 Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions to the Consolidated and Combined Financial Statement. The Partnership acquired investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $0.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to greater outstanding debt balance during the three months ended June 30, 2017 compared to the outstanding debt balance for the three months ended June 30, 2016. On June 16, 2016, the Partnership issued its Class A and Class B secured notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of June 30, 2017, the Partnership had $145.0 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $279 million outstanding under the revolving credit facility as of June 30, 2017.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $0.9 million related to Fund G’s secured debt facilities for the three months ended June 30, 2016. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.2 million for the three months ended June 30, 2016.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain (loss) recorded for the three months ended June 30, 2017 and 2016 reflects the change in fair value of these contracts during those periods.

The following table summarizes the consolidated and combined statement of operations of our Partnership for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Revenue
Rental revenue	$24,644	$19,508	$5,136
Expenses
Management fees to affiliate	—	146	(146)
Property operating	161	74	87
General and administrative	2,845	2,145	700
Acquisition-related	752	427	325
Amortization	6,368	5,307	1,061
Impairments	848	—	848
Total expenses	10,974	8,099	2,875
Other income and expenses
Interest and other income	738	559	179
Interest expense	(8,154)	(6,620)	(1,534)
Unrealized loss on derivatives	(50)	(4,967)	4,917
Gain on sale of real property interests	—	374	(374)
Total other income and expenses	(7,466)	(10,654)	3,188
Net income	$6,204	$755	$5,449

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Rental Revenue

Rental revenue increased $5.1 million, $4.3 million of which was due to the greater number of assets in the portfolio during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $16.2 million, $4.6 million, and $3.9 million, or 66%, 18%, and 16% of total rental revenue, respectively, during the six months ended June 30, 2017, compared to $14.9 million, $4.1 million, and $0.5 million, or 76%, 21%, and 3% of total rental revenue, respectively, during the six months ended June 30, 2016. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at June 30, 2017 compared to 96%, 98%, and 100%, respectively, at June 30, 2016. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,845, $1,439, and $10,117, respectively, during the six months ended June 30, 2017 compared to $1,812, $1,373, and $2,146, respectively, during the six months ended June 30, 2016.

Management Fees to Affiliate

Management fees to affiliates decreased $0.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to $0.1 million of management fees to affiliates that are associated with Fund G during the three months ended March 31, 2016. Landmark’s right to receive management fees of $65 per asset per month for managing Fund G’s assets was terminated in connection with the Partnership’s acquisition of the acquired fund. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

Property Operating

Property operating expenses increased $0.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs.

General and Administrative

General and administrative expenses increased $0.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the change in the Partnership’s organization structure. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the six months ended June 30, 2017, the Partnership incurred $0.5 million in fees related to the change in organization structure. The Partnership expects to incur an additional $0.7 million in expenses in the third quarter related to this change in organizational structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the six months ended June 30, 2017 and 2016, Landmark reimbursed us $2.0 million and $1.6 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses increased $0.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of the acquisition of 71 tenant sites and related real property interests made during the six months ended June 30, 2017 compared to 7 tenant sites and related real property interests acquired during the six months ended June 30, 2016. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. The Partnership early adopted ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. The adoption of ASU No. 2017-01 is expected to have an impact on the Partnership’s consolidated financial statements as we expect the majority of future acquisitions to not meet the definition of a business and certain of the related asset acquisition costs will be capitalized instead of expensed. Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $1.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of having 2,093 tenant sites as of June 30, 2017 compared to 1,927 tenant sites as of June 30, 2016. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2016 contributing to a full period of amortization.

Impairments

Impairments increased $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the six months ended June 30, 2017. During six months ended June 30, 2017, six of the Partnership’s real property interests were impaired for $0.8 million as a result of termination notices received during the quarter. There was no impairment during the six months ended June 30, 2016.

Interest and Other Income

Interest and other income increased $0.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily as a result of the acquisitions of one investment in receivables during the three months ended June 30, 2017 for $3.2 million and certain solar sites accounted for as investments in receivables in connection with the 2016 Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions to the Consolidated and Combined Financial Statement. The Partnership acquired investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $1.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to greater outstanding debt balance during the six months ended June 30, 2017 compared to the outstanding debt balance for the six months ended June 30, 2016. On June 16, 2016, the Partnership issued its Class A and Class B secured notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of June 30, 2017, the Partnership had $145 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $279 million outstanding under the revolving credit facility as of June 30, 2017.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $1.9 million related to Fund G’s secured debt facilities for the six months ended June 30, 2016. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million for the six months ended June 30, 2016.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain (loss) recorded for the six months ended June 30, 2017 and 2016 reflects the change in fair value of these contracts during those periods.

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

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 *	2017	2016 *
Net cash provided by operating activities	$7,211	$6,906	$13,990	$12,880
Unit-based compensation	—	—	(105)	(105)
Unrealized loss on derivatives	(544)	(1,797)	(50)	(4,967)
Amortization expense	(3,239)	(2,785)	(6,368)	(5,307)
Amortization of above- and below-market rents, net	369	341	652	737
Amortization of deferred loan costs	(472)	(407)	(909)	(783)
Amortization of discount on secured notes	(1)	—	(2)	—
Receivables interest accretion	(2)	4	7	23
Impairments	(692)	—	(848)	—
Gain on sale of real property interests	—	—	—	374
Allowance for doubtful accounts	(11)	—	(26)	—
Working capital changes	58	(1,654)	(137)	(2,097)
Net income	$2,677	$608	$6,204	$755
Interest expense	4,234	3,315	8,154	6,620
Amortization expense	3,239	2,785	6,368	5,307
EBITDA	$10,150	$6,708	$20,726	$12,682
Impairments	692	—	848	—
Acquisition-related	285	355	752	427
Unrealized loss on derivatives	544	1,797	50	4,967
Gain on sale of real property interests	—	—	—	(374)
Unit-based compensation	—	—	105	105
Straight line rent adjustments	27	(79)	(217)	(173)
Amortization of above- and below-market rents, net	(369)	(341)	(652)	(737)
Deemed capital contribution due to cap on general and administrative expense reimbursement	1,074	819	2,029	1,619
Adjusted EBITDA	$12,403	$9,259	$23,641	$18,516
Less: Pre-acquisition adjusted EBITDA from Drop-down Assets	—	(2,035)	—	(4,066)
Adjusted EBITDA applicable to limited partners	$12,403	$7,224	$23,641	$14,450
Less: Cash interest expense	(3,761)	(2,136)	(7,243)	(4,287)
Less: Distributions declared to preferred unitholders	(1,510)	(382)	(2,854)	(382)
Less: Net income attributable to noncontrolling interests	(4)	—	(7)	—
Distributable cash flow	$7,128	$4,706	$13,537	$9,781

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

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, committed acquisitions and other expenditures directly associated with our assets, including:

•	$6.6 million commitment to acquire and deploy Zero Site microgrid solution, a neutral-host smart pole;
•	$1.6 million contractual obligation to acquire one tenant sites and related real property interests;
•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;

•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our common and preferred unitholders.

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

We intend to pay at least a quarterly distribution of $0.355 per unit per quarter, which equates to approximately $8.2 million per quarter, or $32.9 million per year in the aggregate, based on the number of common and subordinated units outstanding as of July 31, 2017. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $1.5 million per quarter, or approximately $6.2 million per year in the aggregate based on the number of Preferred Units outstanding as of July 31, 2017. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Date
Common and Subordinated Units
March 31, 2016	$0.3300	$4,954	May 13, 2016
June 30, 2016	0.3325	5,089	August 15, 2016
September 30, 2016	0.3375	7,628	November 15, 2016
December 31, 2016	0.3500	7,985	February 15, 2017
March 31, 2017	0.3525	8,133	May 15, 2017
June 30, 2017	0.3550	8,222	August 14, 2017
Series A Preferred Units
June 30, 2016	$0.5611	$449	July 15, 2016
September 30, 2016	0.5000	432	October 17, 2016
December 31, 2016	0.5000	432	January 17, 2017
March 31, 2017	0.5000	432	April 17, 2017
June 30, 2017	0.5000	555	July 17, 2017
Series B Preferred Units
September 30, 2016	$0.5322	$979	November 15, 2016
December 31, 2016	0.4938	909	February 15, 2017
March 31, 2017	0.4938	934	May 15, 2017
June 30, 2017	0.4938	990	August 15, 2017
As of June 30, 2017, we had $394.4 million of total outstanding indebtedness. On June 1, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $85 million, resulting in aggregate commitments of $367 million under the revolving credit facility. As of June 30, 2017, we had approximately $279 million of outstanding borrowings on our revolving credit facility, and we had approximately $88 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$13,990	$12,880
Net cash provided by (used in) investing activities	(45,950)	(3,711)
Net cash provided by (used in) financing activities	36,713	(5,423)

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Net cash provided by operating activities.  Net cash provided by operating activities increased $1.1 million to $13.9 million for the six months ended June 30, 2017 compared to $12.9 million for the six months ended June 30, 2016. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and the timing of payments of accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities.  Net cash used in investing activities was $46 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $3.7 million for the six months ended June 30, 2016. The change in cash used in investing activities was due to the cash used to acquire 71 tenant sites during the six months ended June 30, 2017 compared to the cash used to acquire 7 tenant sites offset by the proceeds from the sale of 13 tenant sites during the six months ended June 30, 2016.

Net cash provided (used in) by financing activities.  Net cash provided by financing activities was $36.7 million for the six months ended June 30, 2017 compared to net cash used in financing activities of $5.4 million for the six months ended June 30, 2016. The cash provided by financing activities during the six months ended June 30, 2017 was primarily attributable to an increase in net borrowings of $53.9 million and net proceeds from equity issuances of $8.8 million compared to a net decrease in borrowings of $11.6 million during the six months ended June 30, 2016. The increase in cash provided by investing activities during the six months ended June 30, 2017 was offset by the distributions to unitholders of $18.8 million during the six months ended June 30, 2017 compared to $9.8 million in distributions and net proceeds from equity issuances of $20.3 million during the six months ended June 30, 2016. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us during the six months ended June 30, 2016 is treated as a distribution to Landmark.

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

As of June 30, 2017, we had $279 million of total outstanding indebtedness under our revolving credit facility with $88 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at June 30, 2017.

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

Amounts due under the secured notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets. We are required to make monthly payments of principal and interest on Class A Notes based on a 30-year amortization period and monthly payments of interest only on Class B Notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A Notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021. However, if the DSCR, or debt service coverage ratio, generally calculated as the ratio of annualized net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees that we will be required to pay over the succeeding twelve Payment Dates, is 1.30 to 1.0 or less for one calendar month (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make certain other payments required under the Indenture, referred to as Excess Cash Flow, will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released unless and until the debt service coverage ratio exceeds the Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period” commences if, as of the end of any calendar month, the debt service coverage ratio falls below 1.15 to 1.0 (the “Minimum DSCR”) and will continue to exist until the debt service coverage ratio exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period, excess cash flow is applied to repay the secured notes. As of June 30, 2017, the DSCR is above 2.0.

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

As of June 30, 2017, under our ATM Programs the Partnership has issued a total of 405,156 Common Units, 274,602 Series A Preferred Units, 164,060 and Series B Preferred Units generating total proceeds of approximately $18 million before issuance costs. Subsequent to June 30, 2017, the Partnership issued 100,199 Series A Preferred Units and 28,289 Series B Preferred Units under our ATM Programs, generating total proceeds of approximately $3.2 million before issuance costs.

Off Balance Sheet Arrangements

As of June 30, 2017, we do not have any other off balance sheet arrangements.

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

Interest Rate Risk

As of June 30, 2017, our revolving credit facility had an outstanding balance of $279 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of June 30, 2017, we have hedged $145 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 100 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flows by approximately $1.3 million annually. If LIBOR were to decrease by approximately 100 basis points, the decrease in interest expense on our pro forma debt would be approximately $1.3 million annually. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. The additional interest rate swap will increase the Partnership’s total hedged amount on the revolving credit facility through interest rate swap agreements to $195 million beginning March 2018.

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

Foreign Currency Risk

As we expand to internal markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. For the three and six months ended June 30, 2017, approximately 2% of rental revenue was denominated in foreign currencies. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Item 1A.  Risk Factors

On July 31, 2017, we completed our previously announced reorganization (the “Reorganization”) and transferred substantially all of our assets to a newly formed, wholly owned subsidiary, Landmark Infrastructure, Inc., a Delaware corporation (“REIT Subsidiary”), that we intend will qualify as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”).  Distributions from REIT Subsidiary will generally be qualifying income to us for purposes of the Qualifying Income Exception and taxable to unitholders of the Partnership at ordinary income rates. In the future, we may own and operate other assets in REIT Subsidiary.  The following risk factors pertain to REIT Subsidiary.

Ownership limitations and transfer restrictions may restrict or prevent you from engaging in certain transfers of our common units, preferred units, or other partnership interests.

In connection with the Reorganization, we amended our partnership agreement to adopt ownership limitations that may restrict or prevent you from engaging in certain transfers of our common units, preferred units, subordinated units or other partnership interests. If you transfer partnership interests in a manner that would violate the ownership limit, or prevent the REIT Subsidiary from qualifying as a REIT under the Code, then those partnership interests instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the partnership interests will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or fails to permit the REIT Subsidiary’s qualification as a REIT, then the initial intended transfer will be null and void from the outset. The intended transferee of those partnership interests will be deemed never to have owned the partnership interests. Anyone who acquires common units, preferred units, or other partnership interests in violation of the ownership limit or the other restrictions on transfer bears the risk of suffering a financial loss when the common units, preferred units, or other partnership interests are redeemed or sold if the market price of our common units, preferred units, or other partnership interests falls between the date of purchase and the date of redemption or sale.

Ownership limitations could have the effect of delaying, deferring or preventing a takeover or other transaction in which unitholders might receive a premium for their partnership interests over the then prevailing market price or which unitholders might believe to be otherwise in their best interest.

The recently adopted ownership limitations may restrict the ability of future investors from consummating a purchase of the Partnership’s outstanding partnership interests and thereby could have the effect of delaying, deferring or preventing a takeover or other transaction in which unitholders might receive a premium for their partnership interests over the then prevailing market price or which unitholders might believe to be otherwise in their best interest. Certain potential investors or buyers of Partnership equity may not be able to meet the ownership limitations and would therefore be unable to make an investment in the Partnership. This could have the effect of reducing the premium for which unitholders might otherwise receive in a takeover or other fundamental transaction of the Partnership.

Failure of the REIT Subsidiary to qualify, or maintain its qualification, as a REIT would have significant adverse consequences to us and the value of our common units, preferred units, and other partnership interests.

The REIT Subsidiary intends to elect to be taxed as a REIT commencing with its taxable year ending December 31, 2017. We believe that the REIT Subsidiary has been organized in conformity with the requirements for qualification and taxation as a REIT, and that its operations will enable it to meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or an opinion of counsel, that the REIT Subsidiary qualifies as a REIT, and we cannot assure you that it will qualify. If the REIT Subsidiary fails to qualify as a REIT, the funds available for distribution to the Partnership will be substantially reduced because:

•	the REIT Subsidiary would not be allowed a deduction for distributions to the Partnership in computing its taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•	the REIT Subsidiary could be subject to the federal alternative minimum tax and possibly increased state, local and foreign taxes; and
•

unless the REIT Subsidiary were entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

As substantially all of our operations are currently conducted by the REIT Subsidiary, any such corporate tax liability could be substantial and could significantly reduce cash available for, among other things, the REIT Subsidiary’s operations and distributions to the Partnership. As a result of these factors, the REIT Subsidiary’s failure to maintain its qualification as a REIT could impair our ability to expand our business, make distributions to our unitholders and raise capital, and could materially and adversely affect the value of our common units, preferred units, and other partnership interests.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations.

The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain the REIT Subsidiary’s qualification as a REIT. In order to maintain its qualification as a REIT, the REIT Subsidiary must satisfy a number of requirements, including requirements regarding the ownership of its equity interests and requirements regarding the composition of its assets and the sources of its income. If the REIT Subsidiary is not able to maintain compliance with the various REIT qualification requirements, the REIT Subsidiary, among other things, could lose its REIT status.

The REIT Subsidiary’s disposition of its assets may jeopardize its qualification as a REIT, or create additional tax liability for the REIT Subsidiary.

To qualify as a REIT, among other things, the REIT Subsidiary must comply with requirements regarding the composition of its assets and the sources of its income. If the REIT Subsidiary is compelled to dispose of its investments, for example to repay obligations to its lenders, including those under the Partnership’s Second Amended and Restated Credit Agreement, it may be unable to comply with these requirements, jeopardizing its qualification as a REIT. In addition, the REIT Subsidiary may be subject to a 100% penalty tax on any gain resulting from its sale of assets that are treated as dealer property or inventory. The possibility of this tax may prevent the REIT Subsidiary from selling its assets when it would like to do so.

In addition, to qualify as a REIT, the REIT Subsidiary generally must distribute to its owners at least 90% of its net taxable income each year (excluding any net capital gains), and it will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year (including any net capital gains). In addition, it will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. To maintain its REIT status and avoid the payment of federal income and excise taxes, the REIT Subsidiary may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. The REIT Subsidiary’s access to third-party sources of capital depends on a number of factors, including the market’s perception of its business and prospects, its current debt levels, and its current and potential future earnings. We cannot assure you that the REIT Subsidiary will have access to such capital on favorable terms at the desired times, or at all, which may cause it to curtail its investment activities and/or to dispose of assets at inopportune times, and could adversely affect its and our financial condition, results of operations, cash flow and the value of our common units, preferred units, and other partnership interests. In addition, the REIT Subsidiary may make use of “consent dividends” to meet the REIT distribution requirements, which would result in dividend income to the Partnership for federal income tax purposes, even though we would not receive a related cash distribution. Any such consent dividends could create phantom income (i.e., income without commensurate cash) for us and for our common unitholders.

The tax treatment of REITs or an investment in a REIT could be subject to legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of REITs, including the REIT Subsidiary, or our investment in the REIT Subsidiary may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for the REIT Subsidiary to qualify as a REIT. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect the REIT Subsidiary, and any such changes could negatively impact the value of an investment in our common units, preferred units, and other partnership interests.

Even if the REIT Subsidiary qualifies as a REIT, it may be subject to tax.

Even if the REIT Subsidiary maintains its qualification as a REIT for U.S. federal income tax purposes, the REIT Subsidiary may be subject to federal, state, local and foreign income, property and excise taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

We anticipate that the majority of our income will consist of dividend income from the REIT Subsidiary, and this dividend income will be allocated among our unitholders. Whereas qualified dividend income allocated to unitholders that are individuals, trusts and estates generally is subject to tax at preferential rates, subject to limited exceptions, dividends payable by REITs, including the REIT Subsidiary, are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive an investment in us to be relatively less attractive than investments in the stocks of corporations that pay qualified dividends, which could have adverse consequences to the value of our common units, preferred units, and other partnership interests.

Item 6. Exhibits

Exhibit number	Description

1.1

At-the-Market Issuance Sales Agreement, dated as of March 30, 2017, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC and Landmark Infrastructure Operating Company LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 30, 2017).

3.1

Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP, dated July 31, 2017 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 31, 2017).

10.1

Increase Joinder, dated as of June 1, 2017, by and among Landmark Infrastructure Operating Company LLC, as Borrower, Landmark Infrastructure Partners LP, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2017).

10.2

Second Amended and Restated Credit Agreement, dated as of July 31, 2017, by and among Landmark Infrastructure Asset OpCo II LLC, Landmark Infrastructure Inc., and Landmark Infrastructure Operating Company LLC as borrowers, Landmark Infrastructure Partners LP, the several banks, other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 31, 2017).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on August 3, 2017.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer