Form 10-Q
period 2017-09-30
Landmark Infrastructure Partners LP
filed 2017-11-02
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 19,784,989  common units and 3,135,109 subordinated units outstanding at October 31, 2017.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

(in thousands, except unit data)

	September 30, 2017	December 31, 2016
Assets
Land	$99,343	$88,845
Real property interests	578,079	490,030
Total land and real property interests	677,422	578,875
Accumulated amortization of real property interests	(34,548)	(25,967)
Land and net real property interests	642,874	552,908
Investments in receivables, net	21,066	17,440
Cash and cash equivalents	13,400	2,711
Restricted cash	1,031	2,851
Rent receivables, net	4,267	2,372
Due from Landmark and affiliates	804	566
Deferred loan costs, net	3,691	2,797
Deferred rent receivable	4,182	1,379
Derivative assets	1,390	1,860
Other intangible assets, net	17,463	15,730
Other assets	1,384	2,446
Total assets	$711,552	$603,060
Liabilities and equity
Revolving credit facility	$333,000	$224,500
Secured notes, net	111,777	112,435
Accounts payable and accrued liabilities	4,751	4,374
Other intangible liabilities, net	12,865	13,061
Prepaid rent	4,694	3,984
Derivative liabilities	18	376
Total liabilities	467,105	358,730
Commitments and contingencies (Note 14)
Equity
Series A cumulative redeemable preferred units, 1,426,461 and 863,957 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively	33,129	19,393
Series B cumulative redeemable preferred units, 2,368,927 and 1,840,000 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively	56,632	44,256
Common units, 19,749,563 and 19,450,555 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively	282,577	294,296
Subordinated units, 3,135,109 units issued and outstanding	19,887	22,524
General Partner	(148,597)	(135,630)
Accumulated other comprehensive income (loss)	716	(509)
Total partners' equity	244,344	244,330
Noncontrolling interests	103	—
Total equity	244,447	244,330
Total liabilities and equity	$711,552	$603,060

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
Revenue
Rental revenue	$13,499	$10,052	$38,143	$29,557
Expenses
Management fees to affiliate	—	50	—	196
Property operating	86	23	247	97
General and administrative	1,422	632	4,267	2,777
Acquisition-related	255	987	1,007	1,414
Amortization	3,458	2,869	9,826	8,175
Impairments	—	1,235	848	1,235
Total expenses	5,221	5,796	16,195	13,894
Other income and expenses
Interest and other income	430	350	1,168	909
Interest expense	(4,777)	(3,663)	(12,931)	(10,282)
Loss on early extinguishment of debt	—	(1,703)	—	(1,703)
Realized loss on derivatives	—	(99)	—	(99)
Unrealized gain (loss) on derivatives	(61)	1,231	(111)	(3,736)
Gain on sale of real property interests	—	—	—	374
Total other income and expenses	(4,408)	(3,884)	(11,874)	(14,537)
Income before income tax expense	3,870	372	10,074	1,126
Income tax expense	72	—	72	—
Net income	3,798	372	10,002	1,126
Less: Pre-acquisition net income (loss) from Drop-down Assets	—	(1,102)	—	52
Less: Net income attributable to noncontrolling interest	4	—	11	—
Net income attributable to limited partners	3,794	1,474	9,991	1,074
Less: Distributions declared to preferred unitholders	(1,818)	(951)	(4,672)	(1,334)
Less: General partner's incentive distribution rights	(109)	(27)	(295)	(32)
Net income (loss) attributable to common and subordinated unitholders	$1,867	$496	$5,024	$(292)
Net income (loss) per common and subordinated unit
Common units – basic	$0.08	$0.06	$0.22	$0.02
Common units – diluted	$0.08	$0.06	$0.22	$(0.02)
Subordinated units – basic and diluted	$0.08	$(0.10)	$0.22	$(0.16)
Weighted average common and subordinated units outstanding
Common units – basic	19,750	13,427	19,620	12,394
Common units – diluted	22,885	13,427	22,755	15,529
Subordinated units – basic and diluted	3,135	3,135	3,135	3,135
Cash distributions declared per common and subordinated unit	$0.3575	$0.3375	$1.0650	$1.0000

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
Net income	$3,798	$372	$10,002	$1,126
Other comprehensive income:
Foreign currency translation adjustment	705	31	1,225	29
Other comprehensive income	705	31	1,225	29
Comprehensive income	4,503	403	11,227	1,155
Less: Comprehensive income (loss) attributable to Drop-down Assets	—	(1,071)	—	81
Less: Comprehensive income attributable to noncontrolling interest	4	—	11	—
Comprehensive income attributable to limited partners	$4,499	$1,474	$11,216	$1,074

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

(in thousands)

										Accumulated
			Preferred	Preferred			Preferred	Preferred		Other
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity
Balance as of December 31, 2015*	11,820	3,135	—	—	$179,045	$25,942	$—	$—	$(47,633)	$8	$—	$157,362
Pre-acquisition net income from Drop-down Assets	—	—	—	—	—	—	—	—	52	—	—	52
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(86,894)	—	—	(86,894)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	29	—	29
Distributions	—	—	—	—	(11,805)	(3,096)	(809)	(525)	(5)	—	—	(16,240)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,034	—	—	2,034
Issuance of Preferred Units, net	—	—	864	1,840	—	—	19,442	44,256	—	—	—	63,698
Issuance of Common Units, net	4,108	—	—	—	72,970	—	—	—	—	—	—	72,970
Unit-based compensation	10	—	—	—	105	—	—	—	—	—	—	105
Net income (loss) attributable to partners	—	—	—	—	223	(515)	809	525	32	—	—	1,074
Balance as of September 30, 2016*	15,938	3,135	864	1,840	$240,538	$22,331	$19,442	$44,256	$(132,414)	$37	$—	$194,190

Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(16,023)	—	—	(16,023)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,225	—	1,225
Issuance of Preferred Units, net	—	—	563	529	—	—	13,736	12,376	—	—	—	26,112
Issuance of Common Units, net	292	—	—	—	4,591	—	—	—	—	—	—	4,591
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	103	103
Distributions	—	—	—	—	(20,761)	(3,315)	(1,660)	(3,012)	(264)	—	(11)	(29,023)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	3,025	—	—	3,025
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105
Net income	—	—	—	—	4,346	678	1,660	3,012	295	—	11	10,002
Balance as of September 30, 2017	19,750	3,135	1,427	2,369	$282,577	$19,887	$33,129	$56,632	$(148,597)	$716	$103	$244,447

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016*
Operating activities
Net income	$10,002	$1,126
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	105	105
Unrealized loss on derivatives	111	3,736
Loss on early extinguishment of debt	—	1,703
Amortization expense	9,826	8,175
Amortization of above- and below- market lease	(964)	(1,023)
Amortization of deferred loan costs	1,515	1,256
Amortization of discount on secured notes	3	—
Receivables interest accretion	(7)	(30)
Impairments	848	1,235
Gain on sale of real property interests	—	(374)
Allowance for doubtful accounts	79	114
Changes in operating assets and liabilities:
Rent receivables, net	(1,981)	5
Accounts payable and accrued liabilities	48	(292)
Deferred rent receivables	(304)	(259)
Prepaid rent	697	273
Due from Landmark and affiliates	319	1,507
Other assets	1,191	316
Net cash provided by operating activities	21,488	17,573
Investing activities
Acquisition of land	(9,995)	(6,609)
Acquisition of real property interests and construction activities	(88,843)	(54,163)
Proceeds from sales of real property interests	—	1,789
Acquisition of receivables	(4,389)	(9,284)
Repayments of receivables	868	671
Net cash used in investing activities	(102,359)	(67,596)
Financing activities
Proceeds from the issuance of Common Units, net	—	6,729
Proceeds from the issuance of Preferred Units, net	26,112	64,069
Proceeds from the issuance of non-controlling interests, net	103	—
Proceeds from revolving credit facility	108,500	134,300
Proceeds from the issuance of secured notes	—	116,583
Principal payments on revolving credit facility	—	(188,300)
Principal payments on secured debt facilities	—	(76,235)
Principal payments on secured notes	(1,165)	(291)
Deferred loan costs	(1,906)	(3,950)
Changes in restricted cash	1,820	(1,179)
Capital contribution to fund general and administrative expense reimbursement	2,573	1,619
Distributions to preferred unitholders	(4,260)	(449)
Distributions to common and subordinated unitholders	(24,340)	(14,906)
Distributions to non-controlling interests	(11)	—
Consideration received from (paid to) General Partner associated with Drop-down Acquisitions	(16,023)	13,400
Net cash provided by financing activities	91,403	51,390
Effect of changes in foreign currency exchange rates on cash and cash equivalents	157	(4)
Net increase in cash and cash equivalents	10,689	1,363
Cash and cash equivalents at beginning of the period	2,711	1,984
Cash and cash equivalents at end of the period	$13,400	$3,347

*Prior-period financial information has been retroactively adjusted for transactions between entities under common control. See Notes 2 and 3 for additional information.

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated and Combined Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its’ organizational structure by transferring substantially all of its assets to a wholly owned subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which is intended to qualify as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms for time periods prior to our IPO, refer to our predecessor for accounting purposes (our “Predecessor”) and for time periods subsequent to the IPO, refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of September 30, 2017, the Sponsor and affiliates own (a) our general partner; (b) 318,053 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us; and (c) all of our incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During the year ended December 31, 2016, the Partnership completed five drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “2016 Drop-down Acquisitions” or “2016 Drop-down Assets”). The 2016 Drop-down Acquisitions are deemed to be transactions between entities under common control, which prior to the adoption of ASU No. 2017-01, on April 1, 2017, as described below, required assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the 2016 Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. The differences between the cash consideration of each acquisition and the historical cost basis were allocated to the General Partner. In accordance with the adoption of ASU No. 2017-01, drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to April 1, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

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

The unaudited interim consolidated and combined financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and nine months ended September 30, 2017 and 2016 included in these Notes to the Consolidated and Combined Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All references to tenant sites are unaudited.

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

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standard Codification. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are not expected to have a material impact on its combined financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU should be applied prospectively on or after the effective date. The Partnership early adopted ASU No. 2017-01 on April 1, 2017. In accordance with the adoption of ASU 2017-01, drop-down acquisitions no longer meet the definition of a business and certain of the related asset acquisition costs are capitalized instead of expensed. Internal acquisition costs continue to be expensed. The transfer of net assets between entities under common control that are not a business generally does not constitute a change in the reporting entity. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods are not retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets are allocated to the General Partner.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU No. 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects the adoption of ASU 2016-16 to increase the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. As of September 30, 2017, the amount of restricted cash was $1.0 million.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Partnership does not expect the adoption of ASU No. 2016-16 to have a material impact on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership does not expect the adoption of ASU No. 2014-09 to have a material impact on its consolidated financial statements.

3. Acquisitions

Drop-down Acquisitions

During the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Partnership completed three and five drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively referred to as the “Drop-down Acquisitions”). Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership during 2016 were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly-owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership during 2017 and 2016:

		Number of Tenant Sites					Consideration (in millions)
Acquisition Date	Source	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
September 28, 2017	Sponsor	39	10	—	49	—	$33.3	$—	$33.3
September 8, 2017	Sponsor(1)	—	—	1	1	—	1.6	—	1.6
July 28, 2017	Sponsor	30	1	1	32	2	22.0	—	22.0
June 8, 2017	Sponsor(1)	30	9	2	41	—	24.7	—	24.7
April 28, 2017	Sponsor(2)	—	1	—	1	—	4.3	—	4.3
April 28, 2017	Fund G(2)	—	1	—	1	—	3.8	3.5	7.3
March 31, 2017	Fund G(2)	—	1	—	1	—	7.5	—	7.5
2017 Acquisitions		99	23	4	126	2	$97.2	$3.5	$100.7
December 22, 2016	Sponsor	28	5	2	35	2	$13.6	$—	$13.6
August 30, 2016	Sponsor	28	5	30	63	—	21.1	—	21.1
August 30, 2016	Fund G	214	171	1	386	5	75.6	64.7	140.3
August 1, 2016	Sponsor	37	4	12	53	6	24.4	—	24.4
April 20, 2016	Sponsor	1	—	1	2	1	6.3	—	6.3
2016 Acquisitions		308	185	46	539	14	$141.0	$64.7	$205.7

(1)

In connection with the June 8, 2017 Drop-down acquisition from our Sponsor, the Partnership entered into a contractual obligation to acquire one tenant site and related real property interest. On September 8, 2017, the Partnership completed the acquisition for cash consideration of $1.6 million.

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

Consolidated statement of operations for the three months ended September 30, 2016 (in thousands):

	Landmark Infrastructure Partners LP	Pre-Acquisition results of the Acquisitions Prior to September 30, 2016	Landmark Infrastructure Partners LP (As Previously Reported November 3, 2016)	Pre-Acquisition results of the Acquisitions Post September 30, 2016	Landmark Infrastructure Partners LP (As Currently Reported)
Revenue
Rental revenue	$8,505	$1,526	$10,031	$21	$10,052
Expenses
Management fees to affiliate	—	50	50	—	50
Property operating	23	—	23	—	23
General and administrative	632	—	632	—	632
Acquisition-related	875	112	987	—	987
Amortization	2,475	390	2,865	4	2,869
Impairments	1,235	—	1,235	—	1,235
Total expenses	5,240	552	5,792	4	5,796
Other income and expenses	(1,791)	(2,093)	(3,884)	—	(3,884)
Net income (loss)	1,474	(1,119)	355	17	372
Other comprehensive income	—	—	—	31	31
Comprehensive income (loss)	$1,474	$(1,119)	$355	$48	$403

Consolidated statement of operations for the nine months ended September 30, 2016 (in thousands):

	Landmark Infrastructure Partners LP	Pre-Acquisition results of the Acquisitions Prior to September 30, 2016	Landmark Infrastructure Partners LP (As Previously Reported November 3, 2016)	Pre-Acquisition results of the Acquisitions Post September 30, 2016	Landmark Infrastructure Partners LP (As Currently Reported)
Revenue
Rental revenue	$23,665	$5,828	$29,493	$64	$29,557
Expenses
Management fees to affiliate	—	196	196	—	196
Property operating	95	2	97	—	97
General and administrative	2,777	—	2,777	—	2,777
Acquisition-related	1,210	204	1,414	—	1,414
Amortization	6,716	1,453	8,169	6	8,175
Impairments	1,235	—	1,235	—	1,235
Total expenses	12,033	1,855	13,888	6	13,894
Other income and expenses	(10,558)	(3,979)	(14,537)	—	(14,537)
Net income (loss)	1,074	(6)	1,068	58	1,126
Other comprehensive income	—	—	—	29	29
Comprehensive income (loss)	$1,074	$(6)	$1,068	$87	$1,155

Consolidated summarized cash flows for the nine months ended September 30, 2016 (in thousands):

	Landmark Infrastructure Partners LP	Pre-Acquisition results of the Acquisitions Prior to September 30, 2016	Landmark Infrastructure Partners LP (As Previously Reported November 3, 2016)	Pre-Acquisition results of the Acquisitions Post September 30, 2016	Landmark Infrastructure Partners LP (As Currently Reported)
Net cash provided by operating activities	$15,136	$2,374	$17,510	$63	$17,573
Net cash used in investing activities	(67,596)	—	(67,596)	—	(67,596)
Net cash provided by (used in) financing activities	53,827	(2,374)	51,453	(63)	51,390

The Pre-Acquisition results of the Acquisitions Prior to September 30, 2016 include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-down Acquisitions made during 2016 prior to September 30, 2016 for the periods under common control. The Landmark Infrastructure Partners LP (As Previously Reported November 3, 2016) column refers to periods previously filed within the Partnership’s Form 10-Q as filed on November 3, 2016. The Pre-Acquisition results of the Acquisitions Post September 30, 2016 include the retroactive adjustments to reflect the results of operations and cash flows of the Drop-down Acquisitions made during 2016 post September 30, 2016 for the periods under common control.

The June 8, 2017, July 28, 2017 and September 28, 2017 drop-down acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

Third Party Acquisitions

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Partnership completed several direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the nine months ended September 30, 2017 and the year ended December 31, 2016:

	No. of Tenant Sites					Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
Third Quarter
International	—	2	—	2	—	$4.1	$—	$4.1
Domestic	3	—	—	3	—	0.8	—	0.8
Total	3	2	—	5	—	$4.9	$—	$4.9
2017 Total	18	14	—	32	1	19.2	1.1	20.3
Second Quarter
International	2	—	—	2	—	$0.1	$—	$0.1
UEP	3	—	—	3	—	—	1.6	1.6
Total	5	—	—	5	—	$0.1	$1.6	$1.7
Third Quarter
International	4	1	—	5	—	$4.4	$—	$4.4
UEP	1	—	—	1	—	—	0.1	0.1
Total	5	1	—	6	—	$4.4	$0.1	$4.5
Fourth Quarter
International	6	5	—	11	—	$2.0	$—	$2.0
UEP	1	1	—	2	—	—	0.9	0.9
Domestic	8	2	6	16	—	76.6	—	76.6
Total	15	8	6	29	—	$78.6	$0.9	$79.5
2016 Total	25	9	6	40	—	$83.1	$2.6	$85.7

4. Real Property Interests

The following table summarizes the Partnership’s real property interests:

	September 30, 2017	December 31, 2016
Land	$99,343	$88,845
Real property interests – perpetual	116,358	99,911
Real property interests – finite life	459,477	390,119
Real property interests – construction in progress	2,244	—
Total land and real property interests	677,422	578,875
Accumulated amortization of real property interests	(34,548)	(25,967)
Land and net real property interests	$642,874	$552,908

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Partnership paid total consideration of $100.7 million and $205.7 million, respectively, for Drop-down Acquisitions. The Drop-down Acquisitions are deemed to be transactions between entities under common control. Drop-down Acquisitions prior to the adoption of ASU No. 2017-01 on April 1, 2017 required the assets and liabilities to be transferred at the historical cost of the parent of the entities and historical periods retroactively adjusted. During the year ended December 31, 2016 the difference between the total consideration of $205.7 million and the historical cost basis of $141.1 million, respectively, was allocated to the General Partner. For Drop-down Acquisitions after April 1, 2017, the transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. During the nine months ended September 30, 2017 the difference between the total consideration of $100.7 million and the net carrying value of $84.8 million, was allocated to the General Partner. The Partnership finalized the purchase price allocations for the 2017 acquisitions and the 2016 acquisitions during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

During 2017, the Partnership started to deploy an ecosystem of technologies that provide smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of September 30, 2017, the Partnership incurred $2.2 million of construction in progress related to the deployment of the Flex Grid solution.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of September 30, 2017, the consolidated joint venture had seven tenant sites and one investment in receivable with total assets of $18.4 million. During the three and nine months ended September 30, 2017 the consolidated joint venture generated rental revenue of $0.3 million and $0.4 million, respectively.

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

The following table summarizes final allocations for acquisitions during the nine months ended September 30, 2017 and the year ended December 31, 2016 of estimated fair values of the assets acquired and liabilities assumed (in thousands). Prior-period financial information, has been retroactively adjusted for transactions between entities under common control prior to April 1, 2017.

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2017	$10,126	$86,422	$2,820	$721	$(1,365)	$98,724
2016	75,959	34,096	4,003	972	(864)	114,166

Future estimated aggregate amortization of real property interests for each of the five succeeding fiscal years and thereafter as of September 30, 2017, are as follows (in thousands):

2017 (three months)	$3,218
2018	12,594
2019	12,239
2020	11,678
2021	11,087
Thereafter	374,113
Total	$424,929

The weighted average remaining amortization period for non‑perpetual real property interests is 49 years as of September 30, 2017.

During the nine months ended September 30, 2017, six of the Partnership’s real property interests were impaired as a result of termination notices received.  There was no impairment during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, eight of the Partnership’s real property interests were impaired as a result of termination notices received.  During the nine months ended September 30, 2017, we recognized impairment charges totaling $0.8 million.  During the three and nine months ended September 30, 2016 we recognized impairment charges totaling $1.2 million.  The carrying value of each real property interest was determined to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	September 30, 2017	December 31, 2016
Acquired in-place lease
Gross amount	$19,533	$16,729
Accumulated amortization	(5,690)	(4,491)
Net amount	$13,843	$12,238
Acquired above-market leases
Gross amount	$6,249	$5,523
Accumulated amortization	(2,629)	(2,031)
Net amount	$3,620	$3,492
Total other intangible assets, net	$17,463	$15,730
Acquired below-market leases
Gross amount	$(20,733)	$(19,366)
Accumulated amortization	7,868	6,305
Total other intangible liabilities, net	$(12,865)	$(13,061)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.3 million and $1.0 million as an increase to rental revenue for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $1.0 million as an increase to rental revenue for the three and nine months ended September 30, 2016, respectively. We recorded amortization of in‑place lease intangibles of $0.4 million and $1.2 million as amortization expense for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.1 million as amortization expense for the three and nine months ended September 30, 2016, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2017 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2017 (three months)	$422	$189	$(516)
2018	1,631	618	(2,046)
2019	1,548	497	(1,990)
2020	1,472	414	(1,927)
2021	1,403	342	(1,786)
Thereafter	7,367	1,560	(4,600)
Total	$13,843	$3,620	$(12,865)

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

Interest income recognized on the receivables totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	September 30, 2017	December 31, 2016
Investments in receivables – beginning	$17,440	$12,136
Acquisitions	4,389	5,934
Fair value adjustment	—	239
Repayments	(868)	(905)
Interest accretion	7	36
Foreign currency translation adjustment	98	—
Investments in receivables – ending	$21,066	$17,440

Annual amounts due as of September 30, 2017, are as follows (in thousands):

2017 (three months)	$737
2018	2,763
2019	2,292
2020	2,285
2021	2,348
Thereafter	30,756
Total	$41,181
Interest	$20,115
Principal	21,066
Total	$41,181

7. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	September 30, 2017	December 31, 2016
Revolving credit facility	November 19, 2019	$333,000	$224,500

Series 2016-1 Class A 3.52%	June 1, 2021(1)	$89,753	$90,917
Series 2016-1 Class B 7.02%	June 1, 2021(1)	25,100	25,100
Secured notes		114,853	116,017
Discount on secured notes		(13)	(15)
Deferred loan costs		(3,063)	(3,567)
Secured notes, net		$111,777	$112,435
(1)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity. On June 1, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $85 million, resulting in aggregate commitments of $367 million under the revolving credit facility. Additionally, as part of the Partnership’s organization structure change on July 31, 2017, the Partnership entered into a Second Amended and Restated Credit Agreement related to its revolving credit facility to add new subsidiaries as borrowers and added certain subsidiaries as guarantors. As of September 30, 2017, there was $34 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of September 30, 2017, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the Obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of September 30, 2017, the Partnership was in compliance with all financial covenants under the secured notes.

The secured notes’ annual principal payment amounts due as of September 30, 2017, are as follows (in thousands):

2017 (three months)	$582
2018	2,913
2019	4,083
2020	5,250
2021	102,025
Total	$114,853

Interest Expense

The Partnership incurred interest expense of $4.8 million and $12.9 million for the three and nine months ended September 30, 2017, respectively, and $3.7 million and $10.3 million for the three and nine months ended September 30, 2016, respectively. At September 30, 2017 and December 31, 2016 we had interest payable of $0.4 million and $0.4 million, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $0.6 million and $1.5 million for three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2016, respectively.

Drop-down Acquisitions

Interest expense for the three and nine months ended September 30, 2016 includes retroactive adjustments of $0.5 million and $2.5 million, respectively, associated with the Fund G secured debt facility. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively.

8. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Date	Date	September 30, 2017	December 31, 2016
December 24, 2014	$70,000	4.02%	12/24/2014	12/24/2018	$(18)	$(376)
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	101	13
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	328	354
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	434	720
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	233	347
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	268	426
June 12, 2017	50,000	4.56	3/2/2018	9/2/2024	26	—
					$1,372	$1,484

During the three and nine months ended September 30, 2017, the Partnership recorded a loss of less than $0.1 million and a loss of $0.1 million, respectively, and for the three and nine months ended September 30, 2016, the Partnership recorded a gain of $1.2 million and a loss of $3.7 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated and combined statements of operations.

Prior-period information has been retroactively adjusted to include an unrealized gain on derivative financial instruments related to Fund G’s interest rate swap agreement of $0.2 million and $0.1 million for the three and nine months ended September 30, 2016, respectively. Fund G’s interest rate swap agreement was terminated in connection with the repayment of Fund G’s secured indebtedness.

The fair value of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at September 30, 2017. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$389	$(430)	$794	$(844)
February 5, 2015	4/13/2019	287	(87)	472	(277)
August 24, 2015	10/1/2022	1,478	(853)	2,596	(2,068)
March 23, 2016	12/24/2021	1,127	(277)	1,797	(1,011)
March 31, 2016	12/24/2021	511	(49)	778	(342)
March 31, 2016	4/13/2022	612	(83)	943	(449)
June 12, 2017	9/2/2024	1,486	(1,544)	2,916	(3,149)

9. Equity

The table below summarizes changes in the number of units outstanding for the nine months ended September 30, 2017 and 2016 (in units):

			Series A	Series B
	Common	Subordinated	Preferred	Preferred
Balance as of December 31, 2015	11,820,144	3,135,109	—	—
Issuance of Common Units	3,592,430	—	—	—
Issuance of Preferred Units	—	—	800,000	1,840,000
ATM Programs	405,156	—	63,657	—
Unit Exchange Program	110,678	—	—	—
Unit-based compensation	9,840	—	—	—
Balance as of September 30, 2016	15,938,248	3,135,109	863,657	1,840,000

Balance as of December 31, 2016	19,450,555	3,135,109	863,957	1,840,000
Issuance of units to Fund G - April 28, 2017	221,729	—	—	—
ATM Programs	—	—	562,504	528,927
Unit Exchange Program	70,481	—	—	—
Unit-based compensation	6,798	—	—	—
Balance as of September 30, 2017	19,749,563	3,135,109	1,426,461	2,368,927

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

Common Units

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the Common Unit ATM Program during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Partnership issued 405,156 Common Units under the Common Unit ATM Program generating proceeds of approximately $6.9 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the nine months ended September 30, 2017 and 2016, under the Unit Exchange Program, we completed an acquisition of five and four tenant sites in exchange for 70,481 and 110,678 Common Units, valued at approximately $1.1 million and $1.7 million, respectively.

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

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2017, the Partnership issued 562,504 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $14.1 million before issuance costs. During the nine months ended September 30, 2016, the Partnership issued 63,657 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $1.6 million before issuance costs.

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

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2017, the Partnership issued 528,927 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $13.3 million before issuance costs. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the nine months ended September 30, 2016.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
March 31, 2016	April 20, 2016	May 13, 2016	$0.3300	$4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016	January 25, 2017	February 15, 2017	0.3500	7,985
March 31, 2017	April 20, 2017	May 15, 2017	0.3525	8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432
March 31, 2017	March 16, 2017	April 17, 2017	0.5000	432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909
March 31, 2017	April 20, 2017	May 15, 2017	0.4938	934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three and nine months ended September 30, 2017 and 2016 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to limited partners	$3,794	$1,474	$9,991	$1,074
Less:
Distributions declared on Preferred Units	(1,818)	(951)	(4,672)	(1,334)
General partner's incentive distribution rights	(109)	(27)	(295)	(32)
Net income (loss) attributable to common and subordinated unitholders	1,867	496	5,024	(292)
Distributions declared on common units	(7,073)	(6,544)	(21,024)	(14,504)
Distributions declared on subordinated units	(1,121)	(1,058)	(3,339)	(3,135)
Undistributed net loss	$(6,327)	$(7,106)	$(19,339)	$(17,931)

The calculation of net income (loss) per common and subordinated unit for the three months ended September 30, 2017 and 2016 follows (in thousands, except per unit data):

	Three Months Ended September 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$7,073	$1,121	$6,544	$1,058
Undistributed net loss	(5,460)	(867)	(5,739)	(1,367)
Net income (loss) attributable to common and subordinated units - basic	1,613	254	805	(309)
Net income attributable to subordinated units	254	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$1,867	$254	$805	$(309)
Weighted-average units outstanding:
Basic	19,750	3,135	13,427	3,135
Effect of diluted subordinated units	3,135	—	—	—
Diluted	22,885	3,135	13,427	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.08	$0.08	$0.06	$(0.10)
Diluted (1)	$0.08	$0.08	$0.06	$(0.10)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the three months ended September 30, 2017, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

The calculation of net income (loss) per common and subordinated unit for the nine months ended September 30, 2017 and 2016 follows (in thousands, except per unit data):

	Nine Months Ended September 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$21,024	$3,339	$14,504	$3,135
Undistributed net loss	(16,678)	(2,661)	(14,281)	(3,650)
Net income (loss) attributable to common and subordinated units - basic	4,346	678	223	(515)
Net income (loss) attributable to subordinated units	678	—	(515)	—
Net income (loss) attributable to common and subordinated units - diluted	$5,024	$678	$(292)	$(515)
Weighted-average units outstanding:
Basic	19,620	3,135	12,394	3,135
Effect of diluted subordinated units	3,135	—	3,135	—
Diluted	22,755	3,135	15,529	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.22	$0.22	$0.02	$(0.16)
Diluted (1)	$0.22	$0.22	$(0.02)	$(0.16)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The dilutive effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net loss per unit for the nine months ended September 30, 2017 and 2016, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	September 30, 2017		December 31, 2016
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$21,066	$22,233	$17,440	$17,550
Revolving credit facility	333,000	333,000	224,500	224,500
Secured notes, net	111,777	112,917	112,435	112,608

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

As of September 30, 2017 and December 31, 2016, the Partnership measured the following assets and liabilities at fair value on a recurring basis (in thousands):

	September 30, 2017	December 31, 2016
Derivative Assets (1)	$1,390	$1,860
Derivative Liabilities (1)	18	376

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and nine months ended September 30, 2017, Landmark reimbursed us $1.0 million and $3.0 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap, and $0.4 million and $2.0 million during the three and nine months ended September 30, 2016, respectively.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; and (ii) $100,000. During the three and nine months ended September 30, 2017, we incurred $25,000 and $75,000, respectively, of license fees related to the AIF patent license agreement, and $12,500 and $37,500 during the three and nine months ended September 30, 2016, respectively.

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

Management Fee

In accordance with the limited liability company agreements for each of the funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the three and nine months ended September 30, 2016, financial information has been retroactively adjusted to include management fees of $0.1 million and $0.2 million, respectively, incurred by Fund G during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the secured notes, the Partnership entered into a management agreement, dated as of June 16, 2016 (the “Secured Notes Management Agreement”), with the General Partner. Pursuant to the Secured Notes Management Agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the Secured Notes Management Agreement. The Secured Tenant Site Assets’ Management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $4,569 and $13,817 of Secured Tenant Site Assets’ management fees during the three and nine months ended September 30, 2017, respectively, and $4,259 during the three and nine months ended September 30, 2016, respectively.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of September 30, 2017, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of September 30, 2017, the Partnership has paid $0.2 million to Penteon related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. Accordingly, based on the cash distribution declared, our General Partner will receive 15% of the cash distribution in excess of our second target distribution as defined in our Partnership agreement for the quarter ended September 30, 2017.

Due from Affiliates

At September 30, 2017 and December 31, 2016, the General Partner and its affiliates owed $0.8 million and $0.6 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the three months ended September 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$8,502	$3,134	$1,863	$—	$13,499
Expenses
Property operating	14	49	23	—	86
General and administrative	—	—	—	1,422	1,422
Acquisition-related	—	—	—	255	255
Amortization	2,744	572	142	—	3,458
Total expenses	2,758	621	165	1,677	5,221
Total other income and expenses	175	65	190	(4,838)	(4,408)
Income (loss) before income tax expense	5,919	2,578	1,888	(6,515)	3,870
Income tax expense	—	—	—	72	72
Net income (loss)	$5,919	$2,578	$1,888	$(6,587)	$3,798

For the three months ended September 30, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,539	$2,063	$450	$—	$10,052
Expenses
Management fees to affiliate	28	21	1	—	50
Property operating	—	13	10	—	23
General and administrative	—	—	—	632	632
Acquisition-related	115	25	—	847	987
Amortization	2,427	345	97	—	2,869
Impairments	1,130	105	—	—	1,235
Total expenses	3,700	509	108	1,479	5,796
Total other income and expenses	177	—	173	(4,234)	(3,884)
Net income (loss)	$4,016	$1,554	$515	$(5,713)	$372

For the nine months ended September 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$24,705	$7,693	$5,745	$—	$38,143
Expenses
Property operating	32	93	122	—	247
General and administrative	—	—	—	4,267	4,267
Acquisition-related	14	174	—	819	1,007
Amortization	8,058	1,352	416	—	9,826
Impairments	645	203	—	—	848
Total expenses	8,749	1,822	538	5,086	16,195
Total other income and expenses	545	79	544	(13,042)	(11,874)
Income (loss) before income tax expense	16,501	5,950	5,751	(18,128)	10,074
Income tax expense	—	—	—	72	72
Net income (loss)	$16,501	$5,950	$5,751	$(18,200)	$10,002

For the nine months ended September 30, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$22,455	$6,113	$989	$—	$29,557
Expenses
Management fees to affiliate	112	83	1	—	196
Property operating	56	25	16	—	97
General and administrative	—	—	—	2,777	2,777
Acquisition-related	202	25	8	1,179	1,414
Amortization	7,024	965	186	—	8,175
Impairments	1,130	105	—	—	1,235
Total expenses	8,524	1,203	211	3,956	13,894
Total other income and expenses	921	—	362	(15,820)	(14,537)
Net income (loss)	$14,852	$4,910	$1,140	$(19,776)	$1,126

The Partnership’s total assets by segment were (in thousands):

	September 30, 2017	December 31, 2016
Segments
Wireless communication	$421,856	$394,991
Outdoor advertising	156,976	92,660
Renewable power generation	108,512	103,052
Corporate assets	24,208	12,357
Total assets	$711,552	$603,060

14. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. We believe the impact of past consolidation is already reflected in our occupancy rates. The impact of any future consolidation in the wireless communication industry and the termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

As of September 30, 2017, the Partnership had a $6.1 million commitment to acquire and deploy the Zero Site microgrid solution across North America, a self-contained neutral-host smart pole designed for wireless carrier and other wireless operator colocation.

As of September 30, 2017, the Partnership had approximately $78.5 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

15. Tenant Concentration

For the three and nine months ended September 30, 2017 and 2016, the Partnership had the following tenant revenue concentrations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2017	2016	2017	2016
T-Mobile	11.4%	14.2%	12.0%	14.4%
AT&T Mobility	10.6%	12.8%	11.2%	13.3%
Sprint	9.1%	11.8%	9.8%	12.0%
Crown Castle	8.9%	10.8%	9.3%	11.0%

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

16. Supplemental Cash Flow Information

Noncash activities for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Capital contribution to fund general and administrative expense reimbursement	$996	$415
Purchase price for acquisitions included in due to Landmark and affiliates	146	179
Unit Exchange Program acquisitions	1,099	1,708
Distributions payable to preferred unitholders	1,212	885
Offering costs included in accounts payable and accrued liabilities	—	502
Deferred loan costs included in accounts payable and accrued liabilities	—	235
Purchase price for acquisitions included in accounts payable	285	405

Cash flows related to interest paid was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$11,420	$9,239

17. Subsequent Events

Subsequent to September 30, 2017, the Partnership issued 35,426 Common Units, 38,867 Series A, and 67,466 Series B Preferred Units under our existing ATM Programs, generating proceeds of $0.6 million, $1.0 million, and $1.7 million before issuance costs, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Landmark Infrastructure Partners LP,” “our partnership,” “we,” “our,” or “us.” The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated and combined financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated and combined financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2017.

Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Part II, Item 1A” of our Quarterly Report on Form 10-Q for the period ended June 30, 2017. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2016 and other factors noted in the Quarterly Report on Form 10-Q for the period ended June 30, 2017, could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interest due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional difficulties and expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings; and

•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions.
•	mergers or consolidations among wireless carriers.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) Adjusted EBITDA; and (4) distributable cash flow.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of September 30, 2017, we had a 96% occupancy rate with 2,099 of our 2,180 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. We believe the impact of past consolidation is already reflected in our occupancy rates. Additional consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in lease terminations for certain existing communication sites. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions and Developments

We have pursued and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the nine months ended September 30, 2017, the Partnership acquired 158 tenant sites and real property interest and 3 investments in receivables for total consideration of $121.0 million.

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Partnership completed three and five drop-down acquisitions, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”) of an aggregate of 126 tenant sites and 2 investments in receivables during the nine months ended September 30, 2017 and 539 tenant sites and 14 investments in receivables during the year ended December 31, 2016 from Landmark and affiliates in exchange for total consideration of $100.7 million and $205.7 million, respectively. The 2016 Drop-down Acquisitions are deemed to be transactions between entities under common control, which prior to the adoption of ASU No. 2017-01 on April 1, 2017, requires assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the 2016 consolidated financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the 2016 Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. For Drop-down Acquisitions that do not meet the new definition of a business under ASU No. 2017-01, the transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, asset acquisition costs will be capitalized instead of expensed, and prior periods will not be retroactively adjusted.

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

Additionally, during the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Partnership acquired 32 tenant sites and 1 investment in receivable and 40 tenant sites from third parties for a total consideration of $20.3 million and $85.7 million. See Note 3, Acquisitions to the Consolidated and Combined Financial Statements for additional information.

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

General and Administrative Expenses

Under the Partnership’s Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership dated July 31, 2017 (the “Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement with Landmark (“Omnibus Agreement”), our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the nine months ended September 30, 2017, the Partnership incurred $1.0 million in expenses related to the change in organization structure. Such expenses are included in General and Administrative Expenses during the three and nine months ended September 30, 2017.

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the funds. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the omnibus agreement.

Basis in Real Property Interests

Prior to the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) on April 1, 2017, we concluded that the contribution of interests by the funds and the Drop-Down Acquisitions were deemed transactions among entities under common control, since these entities have common management and ownership and are under common control. As a result, the contribution and acquisition of real property interests and other assets from the funds and the Drop-down Assets were recorded at Landmark’s historical cost. The statements of operations, financial position and cash flows were adjusted retroactively as if the transactions occurred on the earliest date during which the entities were under common control. In accordance with the adoption of ASU No. 2017-01, drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to April 1, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Partnership early adopted ASU No. 2017-01 on April 1, 2017. The adoption of ASU 2017-01 is expected to have an impact on the Partnership’s consolidated financial statements as we expect the majority of future acquisitions, including acquisitions from the Sponsor and affiliates, to not meet the definition of a business and certain of the related asset acquisition costs will be capitalized instead of expensed. Internal acquisition costs will continue to be expensed. The transfer of net assets between entities under common control that are not a business generally does not constitute a change in the reporting entity. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

During 2017, the Partnership started to deploy an ecosystem of technologies that provides smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of September 30, 2017, the Partnership incurred $2.2 million of construction in progress related to the deployment of the Flex Grid solution.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the nine months ended September 30, 2017 and the year ended December 31, 2016. As of September 30, 2017 and 2016, we had 2,180 and 1,961 available tenant sites with 2,099 and 1,903 leased tenant sites, respectively. The following table summarizes the consolidated and combined statement of operations of our Partnership for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Revenue
Rental revenue	$13,499	$10,052	$3,447
Expenses
Management fees to affiliate	—	50	(50)
Property operating	86	23	63
General and administrative	1,422	632	790
Acquisition-related	255	987	(732)
Amortization	3,458	2,869	589
Impairments	—	1,235	(1,235)
Total expenses	5,221	5,796	(575)
Other income and expenses
Interest and other income	430	350	80
Interest expense	(4,777)	(3,663)	(1,114)
Loss on early extinguishment of debt	—	(1,703)	1,703
Realized loss on derivatives	—	(99)	99
Unrealized gain (loss) on derivatives	(61)	1,231	(1,292)
Total other income and expenses	(4,408)	(3,884)	(524)
Income before income tax expense	3,870	372	3,498
Income tax expense	72	—	72
Net income	$3,798	$372	$3,426

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Rental Revenue

Rental revenue increased $3.4 million, $3.0 million of which was due to the greater number of assets in the portfolio during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $8.5 million, $3.1 million, and $1.9 million, or 63%, 23%, and 14% of total rental revenue, respectively, during the three months ended September 30, 2017, compared to $7.5 million, $2.1 million, and $0.5 million, or 75%, 21%, and 4% of total rental revenue, respectively, during the three months ended September 30, 2016. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at September 30, 2017 compared to 96%, 98%, and 100%, respectively, at September 30, 2016. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,877, $1,932, and $9,467, respectively, during the three months ended September 30, 2017 compared to $1,821, $1,381, and $3,102, respectively, during the three months ended September 30, 2016.

Management Fees to Affiliate

Management fees to affiliates decreased by less than $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to less than $0.1 million of management fees to affiliates that are associated with Fund G during the three months ended September 30, 2016. Landmark’s right to receive management fees of $65 per asset per month for managing Fund G’s assets was terminated in connection with the Partnership’s acquisition of the acquired fund. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

Property Operating

Property operating expenses increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs.

General and Administrative

General and administrative expenses increased $0.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the change in the Partnership’s organization structure. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the three months ended September 30, 2017, the Partnership incurred $0.5 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended September 30, 2017 and 2016, Landmark reimbursed us $1.0 million and $0.4 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of the Partnership’s early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $0.6 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of having 2,180 tenant sites as of September 30, 2017 compared to 1,961 tenant sites as of September 30, 2016. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2016 contributing to a full period of amortization.

Impairments

Impairments decreased $1.2 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the three months ended September 30, 2016. There was no impairment during the three months ended September 30, 2017 compared to eight of the Partnership’s real property interest impaired for $1.2 million as a result of termination notices received during the three months ended September 30, 2016.

Interest and Other Income

Interest and other income increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as a result of the acquisitions of two investments in receivables during the three months ended September 30, 2017 for $1.3 million as described in Note 3, Acquisitions to the Consolidated and Combined Financial Statement. The Partnership acquired investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $1.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to greater outstanding debt balance during the three months ended September 30, 2017 compared to the outstanding debt balance for the three months ended September 30, 2016. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of September 30, 2017, the Partnership had $145.0 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $333 million and $179 million outstanding under the revolving credit facility as of September 30, 2017 and September 30, 2016, respectively.

As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $0.5 million related to Fund G’s secured debt facilities for the three months ended September 30, 2016. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.1 million for the three months ended September 30, 2016.

Loss on Early Extinguishment of Debt

In connection with the Fund G drop-down acquisition during the three months ended September 30, 2016, $74.6 million was used to repay the fund’s secured indebtedness. At the time of the acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million related to the secured debt facility was recorded as a loss on extinguishment of debt during the three months ended September 30, 2016.

Realized Loss and Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain (loss) recorded for the three months ended September 30, 2017 and 2016 reflects the change in fair value of these contracts during those periods.

In connection with the Fund G drop-down acquisition, the interest rate swaps held by the fund were terminated. The realized loss of $0.1 million recognized during the three months ended September 30, 2016 reflects the termination of interest rate swap agreements of Fund G.

Income Tax Expense

Income tax expense increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to an increase in net income related to our foreign operations. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

The following table summarizes the consolidated and combined statement of operations of our Partnership for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Revenue
Rental revenue	$38,143	$29,557	$8,586
Expenses
Management fees to affiliate	—	196	(196)
Property operating	247	97	150
General and administrative	4,267	2,777	1,490
Acquisition-related	1,007	1,414	(407)
Amortization	9,826	8,175	1,651
Impairments	848	1,235	(387)
Total expenses	16,195	13,894	2,301
Other income and expenses
Interest and other income	1,168	909	259
Interest expense	(12,931)	(10,282)	(2,649)
Loss on early extinguishment of debt	—	(1,703)	1,703
Realized loss on derivatives	—	(99)	99
Unrealized loss on derivatives	(111)	(3,736)	3,625
Gain on sale of real property interests	—	374	(374)
Total other income and expenses	(11,874)	(14,537)	2,663
Income before income tax expense	10,074	1,126	8,948
Income tax expense	72	—	72
Net income	$10,002	$1,126	$8,876

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Rental Revenue

Rental revenue increased $8.6 million, $7.0 million of which was due to the greater number of assets in the portfolio during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $24.7 million, $7.7 million, and $5.7 million, or 65%, 20%, and 15% of total rental revenue, respectively, during the nine months ended September 30, 2017, compared to $22.5 million, $6.1 million, and $1.0 million, or 76%, 21%, and 3% of total rental revenue, respectively, during the nine months ended September 30, 2016. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at September 30, 2017 compared to 96%, 98%, and 100%, respectively, at September 30, 2016. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,832, $1,606, and $9,897, respectively, during the nine months ended September 30, 2017 compared to $1,793, $1,362, and $1,466, respectively, during the nine months ended September 30, 2016.

Management Fees to Affiliate

Management fees to affiliates decreased $0.2 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to $0.2 million of management fees to affiliates that are associated with Fund G during the nine months ended September 30, 2016. Landmark’s right to receive management fees of $65 per asset per month for managing Fund G’s assets was terminated in connection with the Partnership’s acquisition of the acquired fund. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

Property Operating

Property operating expenses increased $0.2 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs.

General and Administrative

General and administrative expenses increased $1.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the change in the Partnership’s organization structure. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the nine months ended September 30, 2017, the Partnership incurred $1.0 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the nine months ended September 30, 2017 and 2016, Landmark reimbursed us $3.0 million and $2.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of the Partnership’s early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $1.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of having 2,180 tenant sites as of September 30, 2017 compared to 1,961 tenant sites as of September 30, 2016. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2016 contributing to a full period of amortization.

Impairments

Impairments decreased $0.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, six of the Partnership’s real property interests were impaired for $0.8 million compared to eight of Partnership’s real property interests impaired for $1.2 million as a result of termination notices received during the nine months ended September 30, 2016.

Interest and Other Income

Interest and other income increased $0.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of the acquisitions of three investment in receivables during the nine months ended September 30, 2017 for $4.5 million as described in Note 3, Acquisitions to the Consolidated and Combined Financial Statement. The Partnership acquired investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $2.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to greater outstanding debt balance during the nine months ended September 30, 2017 compared to the outstanding debt balance for the nine months ended September 30, 2016. On June 16, 2016, the Partnership issued its Class A and Class B secured notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. As of September 30, 2017, the Partnership had $145 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $333 million and $179 million outstanding under the revolving credit facility as of September 30, 2017 and September 30, 2016, respectively.
As the Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $2.5 million related to Fund G’s secured debt facilities for the nine months ended September 30, 2016. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million for the nine months ended September 30, 2016.

Loss on Early Extinguishment of Debt

In connection with the Fund G drop-down acquisition during the nine months ended September 30, 2016, $74.6 million was used to repay the fund’s secured indebtedness. At the time of the acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million related to the secured debt facility was recorded as a loss on extinguishment of debt during the three months ended September 30, 2016

Realized Loss and Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. On March 23, 2016, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.17% over a three-year period beginning on December 24, 2018. Additionally, on March 31, 2016, the Partnership entered into two interest rate swap agreements with notional amounts of $20.0 million and $25.0 million to fix the floating interest rate for existing borrowings at an effective rate of 4.06% and 4.13% over a three-year period beginning on December 24, 2018 and April 13, 2019, respectively. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain (loss) recorded for the nine months ended September 30, 2017 and 2016 reflects the change in fair value of these contracts during those periods.

In connection with the Fund G drop-down acquisition, the interest rate swaps held by the fund were terminated. The realized loss of $0.1 million recognized during the nine months ended September 30, 2016 reflects the termination of interest rate swap agreements of Fund G.

Gain on Sale of Real Property Interests

During the nine months ended September 30, 2016, we recognized a gain on the sale of real property interest of $0.4 million related to the sale of one wireless communication site.

Income Tax Expense

Income tax expense increased $0.1 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in net income related to our foreign operations. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 *	2017	2016 *
Net cash provided by operating activities	$7,497	$3,707	$21,488	$17,573
Unit-based compensation	—	—	(105)	(105)
Unrealized gain (loss) on derivatives	(61)	1,231	(111)	(3,736)
Loss on early extinguishment of debt	—	(1,703)	—	(1,703)
Amortization expense	(3,458)	(2,869)	(9,826)	(8,175)
Amortization of above- and below-market rents, net	311	288	964	1,023
Amortization of deferred loan costs	(608)	(474)	(1,515)	(1,256)
Amortization of discount on secured notes	(1)	—	(3)	—
Receivables interest accretion	—	7	7	30
Impairments	—	(1,235)	(848)	(1,235)
Gain on sale of real property interests	—	—	—	374
Allowance for doubtful accounts	(53)	(114)	(79)	(114)
Working capital changes	171	1,534	30	(1,550)
Net income	$3,798	$372	$10,002	$1,126
Interest expense	4,777	3,663	12,931	10,282
Amortization expense	3,458	2,869	9,826	8,175
Income tax expense	72	—	72	—
EBITDA	$12,105	$6,904	$32,831	$19,583
Impairments	—	1,235	848	1,235
Acquisition-related	255	987	1,007	1,414
Unrealized (gain) loss on derivatives	61	(1,231)	111	3,736
Realized loss on derivatives	—	99	—	99
Loss on early extinguishment of debt	—	1,703	—	1,703
Gain on sale of real property interests	—	—	—	(374)
Unit-based compensation	—	—	105	105
Straight line rent adjustments	(88)	(86)	(304)	(259)
Amortization of above- and below-market rents, net	(311)	(288)	(964)	(1,023)
Deemed capital contribution due to cap on general and administrative expense reimbursement	996	415	3,025	2,034
Adjusted EBITDA	$13,018	$9,738	$36,659	$28,253
Less: Pre-acquisition adjusted EBITDA from Drop-down Assets	—	(1,470)	—	(5,535)
Adjusted EBITDA applicable to limited partners	$13,018	$8,268	$36,659	$22,718
Less: Cash interest expense	(4,168)	(2,704)	(11,413)	(6,991)
Less: Cash income tax	(72)	—	(72)	—
Less: Distributions declared to preferred unitholders	(1,818)	(951)	(4,672)	(1,334)
Less: Net income attributable to noncontrolling interests	(4)	—	(11)	—
Distributable cash flow	$6,956	$4,613	$20,491	$14,393

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

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, committed acquisitions and other expenditures directly associated with our assets, including:

•	$6.1 million commitment to acquire and deploy Zero Site microgrid solution, a neutral-host smart pole;
•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;
•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our common and preferred unitholders.

We intend to satisfy our short‑term liquidity requirements through cash flow from operating activities and through borrowings available under our revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long term debt arrangements.  Access to capital markets impacts our cost of capital and ability to refinance indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. The Partnership has a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC), effective March 27, 2017, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

We intend to pay at least a quarterly distribution of $0.3575 per unit per quarter, which equates to approximately $8.3 million per quarter, or $33.2 million per year in the aggregate, based on the number of common and subordinated units outstanding as of October 31, 2017. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $1.9 million per quarter, or approximately $7.7 million per year in the aggregate based on the number of Preferred Units outstanding as of October 31, 2017. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and will be determined by the General Partner’s Board of Directors on a quarterly basis. The Partnership expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, the Partnership may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the revolving credit facility to pay distributions or fund other short-term working capital requirements.

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Date
Common and Subordinated Units
March 31, 2016	$0.3300	$4,954	May 13, 2016
June 30, 2016	0.3325	5,089	August 15, 2016
September 30, 2016	0.3375	7,628	November 15, 2016
December 31, 2016	0.3500	7,985	February 15, 2017
March 31, 2017	0.3525	8,133	May 15, 2017
June 30, 2017	0.3550	8,222	August 14, 2017
September 30, 2017	0.3575	8,303	November 14, 2017
Series A Preferred Units
June 30, 2016	$0.5611	$449	July 15, 2016
September 30, 2016	0.5000	432	October 17, 2016
December 31, 2016	0.5000	432	January 17, 2017
March 31, 2017	0.5000	432	April 17, 2017
June 30, 2017	0.5000	555	July 17, 2017
September 30, 2017	0.5000	713	October 16, 2017
Series B Preferred Units
September 30, 2016	$0.5322	$979	November 15, 2016
December 31, 2016	0.4938	909	February 15, 2017
March 31, 2017	0.4938	934	May 15, 2017
June 30, 2017	0.4938	990	August 15, 2017
September 30, 2017	0.4938	1,203	November 15, 2017

As of September 30, 2017, we had $445 million of total outstanding indebtedness. On June 1, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $85 million, resulting in aggregate commitments of $367 million under the revolving credit facility. As of September 30, 2017, we had approximately $333 million of outstanding borrowings on our revolving credit facility, and we had approximately $34 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$21,488	$17,573
Net cash used in investing activities	(102,359)	(67,596)
Net cash provided by financing activities	91,403	51,390

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Net cash provided by operating activities.  Net cash provided by operating activities increased $3.9 million to $21.5 million for the nine months ended September 30, 2017 compared to $17.6 million for the nine months ended September 30, 2016. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and the timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $102.4 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $67.6 million for the nine months ended September 30, 2016. The change in cash used in investing activities was due to the difference in the combination of cash and common units used to acquire assets during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Net cash provided by financing activities.  Net cash provided by financing activities was $91.4 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $51.4 million for the nine months ended September 30, 2016. The cash provided by financing activities during the nine months ended September 30, 2017 was primarily attributable to an increase in net borrowings of $107.3 million and net proceeds from equity issuances of $26.2 million compared to a net decrease in borrowings of $13.9 million and net proceeds from equity issuances of $70.8 million during the nine months ended September 30, 2016. The increase in cash provided by financing activities during the nine months ended September 30, 2017 was offset by distributions to unitholders of $28.6 million compared to $15.4 million in distributions during the nine months ended September 30, 2016. Additionally, the difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to Landmark.

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

As of September 30, 2017, we had $333 million of total outstanding indebtedness under our revolving credit facility with $34 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at September 30, 2017.

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

Amounts due under the secured notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets. We are required to make monthly payments of principal and interest on Class A Notes based on a 30-year amortization period and monthly payments of interest only on Class B Notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A Notes in an amount sufficient to pay the Class A monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021. However, if the DSCR, or debt service coverage ratio, generally calculated as the ratio of annualized net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees that we will be required to pay over the succeeding twelve Payment Dates, is 1.30 to 1.0 or less for one calendar month (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make certain other payments required under the Indenture, referred to as Excess Cash Flow, will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released unless and until the debt service coverage ratio exceeds the Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period” commences if, as of the end of any calendar month, the debt service coverage ratio falls below 1.15 to 1.0 (the “Minimum DSCR”) and will continue to exist until the debt service coverage ratio exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period, excess cash flow is applied to repay the secured notes. As of September 30, 2017, the DSCR is above 2.0.

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

As of September 30, 2017, under our ATM Programs the Partnership has issued a total of 405,156 Common Units, 626,461 Series A Preferred Units, 528,927 and Series B Preferred Units generating total proceeds of approximately $36 million before issuance costs. Subsequent to September 30, 2017, the Partnership issued 35,426 Common Units, 38,867 Series A Preferred Units and 67,466 Series B Preferred Units under our ATM Programs, generating total proceeds of approximately $3.3 million before issuance costs.

Off Balance Sheet Arrangements

As of September 30, 2017, we do not have any other off balance sheet arrangements.

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

Interest Rate Risk

As of September 30, 2017, our revolving credit facility had an outstanding balance of $333 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of September 30, 2017, we have hedged $145 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 100 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flows by approximately $1.9 million annually. If LIBOR were to decrease by approximately 100 basis points, the decrease in interest expense on our pro forma debt would be approximately $1.9 million annually. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. The additional interest rate swap will increase the Partnership’s total hedged amount on the revolving credit facility through interest rate swap agreements to $195 million beginning March 2018.

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

Foreign Currency Risk

As we expand to internal markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. For the three and nine months ended September 30, 2017, approximately 4% and 2%, respectively, of rental revenue was denominated in foreign currencies. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2017.

Item 6. Exhibits

Exhibit number	Description

1.1

At-the-Market Issuance Sales Agreement, dated as of March 30, 2017, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC and Landmark Infrastructure Operating Company LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 30, 2017).

3.1

Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP, dated July 31, 2017 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2017).

10.1

Increase Joinder, dated as of June 1, 2017, by and among Landmark Infrastructure Operating Company LLC, as Borrower, Landmark Infrastructure Partners LP, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2017).

10.2

Second Amended and Restated Credit Agreement, dated as of July 31, 2017, by and among Landmark Infrastructure Asset OpCo II LLC, Landmark Infrastructure Inc., and Landmark Infrastructure Operating Company LLC as borrowers, Landmark Infrastructure Partners LP, the several banks, other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 3, 2017).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on November 2, 2017.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:
/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer