Form 10-K
period 2017-12-31
Landmark Infrastructure Partners LP
filed 2018-02-15
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Units, Representing Limited Partner Interests	NASDAQ Global Market
8.0% Series A Cumulative Redeemable Preferred Units, $25.00 par value	NASDAQ Global Market
7.9% Series B Cumulative Redeemable Preferred Units, $25.00 par value	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the equity held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $16.00, was approximately $306 million.

The registrant had 21,656,705 common units and 3,135,109 subordinated units outstanding at February 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context otherwise requires, references in this report to "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP. References to “our general partner” refer to Landmark Infrastructure Partners GP LLC. References to “Fund C” refer to Landmark Dividend Growth Fund-C LLC, references to “Fund E” refer to Landmark Dividend Growth Fund-E LLC, references to “Fund F” refer to Landmark Dividend Growth Fund-F LLC and references to “Fund G” refer to Landmark Dividend Growth Fund-G LLC (collectively referred to as the “Acquired Funds”). As of December 31, 2017, references to the “Remaining Landmark Funds” which have granted us a right of first offer on their assets, refer to, Landmark Dividend Growth Fund-H LLC, Landmark Dividend Growth Fund-I LLC, Landmark Dividend Growth Fund-J LLC and Landmark Dividend Growth Fund-K LLC, collectively.

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

•	the number of completed infrastructure developments;
•	the prices we pay for our acquisitions of real property;
•	our management’s and our general partner’s conflicts of interest with our own;
•

the rent increases we are able to negotiate with our tenants, and the possibility of further consolidation among a relatively small number of significant tenants in the wireless communication and outdoor advertising industries;

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interests due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;

•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings;
•	mergers or consolidation among wireless carriers;
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions; and
•	certain factors discussed elsewhere in this Annual Report on Form 10-K.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1. Business and Properties

Overview

We are a growth‑oriented partnership formed by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. The Partnership is a limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering (“IPO”) on November 19, 2014. Our common units are listed on the NASDAQ Global Market under the symbol "LMRK". On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which is intended to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). We intend to continue to own and operate substantially all of our assets through the REIT Subsidiary. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account.

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

Our real property interests consist of a diversified portfolio of long‑term and perpetual easements, tenant lease assignments and fee simple properties located primarily in the United States. These real property interests entitle us to receive rental payments from leases on our 2,239 tenant sites. Approximately 83% of our leased tenant sites are leased to large, publicly traded companies (or their affiliates) that have a national footprint and for our renewable power generation segment includes tenants with power purchase agreements with subsidiaries or affiliates of high credit rated utilities or high quality offtakers. These tenants, which we refer to as our “Tier 1” tenants, are comprised of AT&T Mobility, Sprint, T‑Mobile and Verizon in the wireless carrier industry, American Tower, Crown Castle and SBA Communications in the cellular tower industry, Outfront Media, Clear Channel Outdoor and Lamar Advertising in the outdoor advertising industry and Southern California Edison, Duke Energy and Pacific Gas and Electric in the renewable power generation industry.

We believe the terms of our tenant lease arrangements provide us with stable, predictable and growing cash flow that will support growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. Over 93% of our tenant leases have contractual rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. In addition, we believe the physical infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. When combined with the challenges and costs of relocating these infrastructure assets and the key strategic locations of our real property interests, we expect continued high tenant retention and occupancy rates. As of December 31, 2017, we had a 96% occupancy rate, with 2,157 of our 2,239 total available tenant sites leased.

We benefit significantly from our relationship with Landmark, our sponsor. Landmark, a private company formed in 2010, is one of the largest acquirers of real property interests underlying the operationally essential infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Our initial assets and liabilities were contributed to us from two private investment funds sponsored, managed and controlled by Landmark. As of December 31, 2017, Landmark controlled approximately 700 additional tenant sites through the Remaining Landmark Funds. The Remaining Landmark Funds have granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. We refer to these real property interests as the “right of first offer assets.” During the years ended December 31, 2017, 2016 and 2015, the Partnership completed the acquisition of 2, 386 and 401 tenant sites subject to our right of first offer, respectively. See further discussion of the acquisitions in notes to the Consolidated and Combined Financial Statements for additional information. We believe Landmark’s asset acquisition and management platform will benefit us by providing us with drop‑down acquisition opportunities from Landmark’s substantial and growing acquisition pipeline, as well as the capability to make direct acquisitions from third parties. Please read “Our Relationship with Landmark” and “Infrastructure Development”.

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all of these businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple net. We believe this measure provides investors with relevant and useful information because it is presented on an unlevered basis. See Notes to the Consolidated and Combined Financial Statements for additional information on our business segments.

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

The table below provides an overview of our portfolio of real property interests as of December 31, 2017.

Our Real Property Interests

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average		Average
			Remaining			Remaining		Monthly	Quarterly	Percentage
	Number of		Property			Lease	Tenant Site	Effective Rent	Rental	of Quarterly
	Infrastructure		Interest			Term	Occupancy	Per Tenant	Revenue	Rental
Real Property Interest	Locations(1)	Number	(Years)		Number	(Years)(2)	Rate(3)(4)	Site(4)(5)	(in thousands)(6)	Revenue(6)
Tenant Lease Assignment with Underlying Easement
Wireless Communication	1,068	1,357	78.2	(7)	1,305	28.6			$7,282	51%
Outdoor Advertising	432	521	84.1	(7)	509	18.0			2,939	20%
Renewable Power Generation	21	53	29.1	(7)	53	28.4			466	3%
Subtotal	1,521	1,931	79.1	(7)	1,867	25.8			$10,687	74%
Tenant Lease Assignment only(8)
Wireless Communication	154	213	49.3		195	18.3			$1,333	9%
Outdoor Advertising	24	25	59.7		25	15.0			196	1%
Renewable Power Generation	2	2	74.8		2	6.6			6	—%
Subtotal	180	240	50.6		222	17.8			$1,535	10%
Tenant Lease on Fee Simple
Wireless Communication	14	22	99.0	(7)	22	18.2			$136	1%
Outdoor Advertising	27	31	99.0	(7)	31	12.1			539	4%
Renewable Power Generation	13	15	99.0	(7)	15	31.9			1,585	11%
Subtotal	54	68	99.0	(7)	68	18.3			$2,260	16%
Total	1,755	2,239	76.6	(9)	2,157	24.7			$14,482	100%
Aggregate Portfolio
Wireless Communication	1,236	1,592	74.6		1,522	27.1	96%	$1,838	$8,751	61%
Outdoor Advertising	483	577	83.8		565	17.6	98%	1,754	3,674	25%
Renewable Power Generation	36	70	39.9		70	28.5	100%	9,779	2,057	14%
Total	1,755	2,239	76.6	(9)	2,157	24.7	96%	$2,073	$14,482	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2017 were 3.8, 8.8, 18.0 and 5.3 years, respectively.

(3)	Represents number of leased tenant sites divided by number of available tenant sites.
(4)	Occupancy and average monthly effective rent per tenant site are shown only on an aggregate portfolio basis by industry.
(5)	Represents total monthly revenue excluding the impact of amortization of above and below market lease intangibles divided by the number of leased tenant sites.
(6)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables.
(7)	Fee simple ownership and perpetual easements are shown as having a term of 99 years for purposes of calculating the average remaining term.
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

(9)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 66 years.

Our real property interests entitle us to receive rental payments from tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. The table below summarizes our Tier 1 tenants which comprised approximately 83% of our tenants as of December 31, 2017.

Our Tier 1 Tenants by Industry

Wireless Communication				Outdoor Advertising		Renewable Power Generation
Wireless Carriers		Tower Companies
	% of Total		% of Total		% of Total		% of Total
	Leased		Leased		Leased		Leased
Tenant	Tenant Sites	Tenant	Tenant Sites	Tenant	Tenant Sites	Offtaker	Tenant Sites
T-Mobile	11%	Crown Castle	12%	Lamar Advertising	6%	Southern California Edison	2%
AT&T Mobility	10%	American Tower	8%	Outfront Media	6%	Duke Energy	1%
Verizon	9%	SBA Communications	2%	Clear Channel Outdoor	6%	Pacific Gas and Electric	< 1%
Sprint	9%
Total	39%	Total	22%	Total	18%	Total	4%

Our real property interests underlie a diverse range of tenant structures. We evaluate assets based on a variety of attributes, including, but not limited to, the marketability of the underlying title, the stability of the rental cash flow stream and opportunity for rent increases, tenant quality, the desirability of the structure’s geographic location, the importance of the structure to the ongoing operations and profitability of our tenants and the challenge and costs associated with tenants vacating sites. In certain instances, we lease a tenant site for our tenant’s base station and equipment, but not the tenant’s antenna array located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. Within the wireless communication industry, our tenants’ structure types include rooftop sites, wireless towers (including monopoles, self-supporting towers, stealth towers and guyed towers), other structures (including, for example, water towers and church steeples or commercial properties) and equipment only sites. In the outdoor advertising industry, our tenants’ structure types include both static and digital billboards. Our real property interests in the renewable power generation industry currently underlie wind turbines and solar arrays.

The table below presents an overview of the structures underlying our real property interests, as of December 31, 2017:

Our Real Property Interests by Structure Type

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average
			Remaining			Remaining	Quarterly	Percentage
	Number of		Property			Lease	Rental	of Quarterly
	Infrastructure		Interest			Term	Revenue	Rental
Structure Type	Locations(1)	Number	(Years)(2)		Number	(Years)(3)	(in thousands)(4)	Revenue(4)
Rooftops	439	599	69.8		552	14.7	$3,937	27%
Towers	622	679	78.9		671	36.4	3,232	23%
Billboards	483	577	83.8		565	17.6	3,674	25%
Other structures	136	164	74.3		160	34.0	831	6%
Equipment only(5)	41	153	75.1		142	14.3	756	5%
Wind turbines	9	40	32.7		40	32.1	346	2%
Solar	25	27	59.2		27	27.9	1,706	12%
Total	1,755	2,239	76.6	(6)	2,157	24.7	$14,482	100%

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

(3)

Assumes the exercise of all remaining renewal options. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolio as of December 31, 2017 were 3.8, 8.8, 18.0 and 5.3 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables.
(5)

In certain instances, we lease our tenant site for our tenant’s base station and equipment, but the tenant’s antenna array and related hardware are located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. At 82 infrastructure locations, we have leased space for equipment together with other structures.

(6)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 66 years.

We are geographically diversified with assets primarily located throughout the United States, and no single state accounted for more than 15% of our tenant sites as of December 31, 2017. Additionally, the majority of our wireless communication and outdoor advertising assets are located in major cities, significant intersections, and traffic arteries in the United States that benefit from high urban density, favorable demographic trends, strong traffic counts and strict zoning restrictions with legacy zoning rights (commonly referred to as “grandfather clauses.”) These attributes enhance the long‑term value of our real property interests, as our wireless communication and outdoor advertising tenants are focused on placing their assets in dense areas with large populations and along high‑traffic corridors. Additionally, local zoning regulations often restrict the construction of new cellular towers, rooftop wireless structures and outdoor advertising and billboard structures, creating barriers to entry and a supply shortage. We believe this leads to improved value of our assets and further increases the likelihood for continued high occupancy.

The table below summarizes our real property interests by state as of December 31, 2017.

Our Real Property Interests by State

	Wireless Communication		Outdoor Advertising		Renewable Power Generation		Total
	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Percentage of
	Available	Rental	Available	Rental	Available	Rental	Available	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Revenue
United States
Alabama	8	$36	7	$27	—	$—	15	$63	0.4%
Alaska	9	38	—	—	—	—	9	38	0.3%
Arizona	55	237	19	101	—	—	74	338	2.3%
Arkansas	13	34	4	7	—	—	17	41	0.3%
California	226	1,382	25	1,142	40	1,680	291	4,204	29.1%
Colorado	46	243	4	9	—	—	50	252	1.7%
Connecticut	36	241	7	37	—	—	43	278	1.9%
Delaware	1	7	—	—	—	—	1	7	0.0%
District of Columbia	2	16	—	—	—	—	2	16	0.1%
Florida	76	561	59	208	1	12	136	781	5.4%
Georgia	25	138	63	238	—	—	88	376	2.6%
Hawaii	3	14	—	—	—	—	3	14	0.1%
Illinois	99	552	43	259	2	63	144	874	6.0%
Indiana	5	26	20	42	—	—	25	68	0.5%
Iowa	8	21	3	4	—	—	11	25	0.2%
Idaho	6	14	—	—	—	—	6	14	0.1%
Kansas	20	91	2	3	4	7	26	101	0.7%
Kentucky	6	12	3	6	—	—	9	18	0.1%
Louisiana	15	48	3	2	—	—	18	50	0.3%
Maine	2	10	—	—	—	—	2	10	0.1%
Maryland	16	144	5	21	—	—	21	165	1.1%
Massachusetts	42	282	4	96	1	26	47	404	2.8%
Michigan	22	106	34	73	1	2	57	181	1.2%
Minnesota	14	75	13	69	—	—	27	144	1.0%
Mississippi	14	41	10	32	—	—	24	73	0.5%
Missouri	36	172	45	155	—	—	81	327	2.3%
Montana	4	12	—	—	—	—	4	12	0.1%
Nebraska	2	4	4	10	—	—	6	14	0.1%
New Hampshire	9	76	1	3	—	—	10	79	0.5%
Nevada	49	178	9	41	2	6	60	225	1.6%
New Jersey	125	972	4	20	4	97	133	1,089	7.5%
New Mexico	11	51	2	3	—	—	13	54	0.4%
New York	160	1,108	5	19	—	—	165	1,127	7.8%
North Carolina	17	53	14	25	12	121	43	199	1.4%
North Dakota	5	7	1	3	—	—	6	10	0.1%
Ohio	34	154	16	37	—	—	50	191	1.3%
Oklahoma	21	80	4	10	1	5	26	95	0.7%
Oregon	29	144	1	29	—	—	30	173	1.2%
Pennsylvania	42	197	12	49	—	—	54	246	1.7%
Rhode Island	1	8	1	4	—	—	2	12	0.1%
South Carolina	12	52	10	13	—	—	22	65	0.4%
South Dakota	11	18	—	—	—	—	11	18	0.1%
Tennessee	11	40	18	51	—	—	29	91	0.6%
Texas	129	456	52	188	1	35	182	679	4.7%
Utah	22	117	14	15	—	—	36	132	0.9%
Virginia	10	45	2	6	—	—	12	51	0.4%
Vermont	5	79	—	—	—	—	5	79	0.5%
Washington	25	147	4	11	—	—	29	158	1.1%
West Virginia	1	3	5	6	—	—	6	9	0.1%
Wisconsin	25	107	4	28	—	—	29	135	0.9%
Wyoming	3	19	1	1	1	3	5	23	0.2%
Total US	1,568	$8,668	557	$3,103	70	$2,057	2,195	$13,828	95.5%
International	24	83	20	571	—	—	44	654	4.5%
Total	1,592	$8,751	577	$3,674	70	$2,057	2,239	$14,482	100.0%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables.

Approximately 67% and 79% of our tenant sites are located in Top‑50 and Top‑100 ranked Basic Trading Areas (“BTA”), respectively, including New York, Los Angeles and Chicago. We believe our locations in major metropolitan population centers are highly desirable for our tenants in the wireless communication and outdoor advertising industries seeking to reach a large customer base.

The table below summarizes our real property interests by BTA rank as of December 31, 2017.

Our Real Property Interests Ranked by Basic Trading Area (1)

	Wireless Communication		Outdoor Advertising		Total(2)
		Quarterly		Quarterly		Quarterly	Percentage of
	Number of	Rental	Number of	Rental	Number of	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
BTA Rank	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Revenue
1 - 5	543	$3,598	72	$1,427	615	$5,025	43%
6 - 10	107	509	93	397	200	906	8%
11 - 20	204	1,244	72	460	276	1,704	14%
21 - 50	206	1,020	130	443	336	1,463	12%
51 - 100	175	897	85	236	260	1,133	10%
Subtotal (Top 100)	1,235	7,268	452	2,963	1,687	10,231	87%
101+	339	1,395	106	140	445	1,535	13%
Total	1,574	$8,663	558	$3,103	2,132	$11,766	100%

(1)	Ranked by population.
(2)	Excludes tenant sites in the renewable power generation industry and international locations. BTA rank is not a relevant metric for the renewable power generation industry.
(3)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables.

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

The terms of our easements and lease assignments generally range from 15 years to 99 years with certain assets having perpetual easement terms. The average remaining term of our easements and lease assignments is approximately 77 years (assuming perpetual easements, which comprise approximately 32% of our total easements, have a term of 99 years). When we acquire an easement or lease assignment in connection with a property subject to a mortgage, we generally also enter into a non‑disturbance agreement with the mortgage lender in order to protect us against potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non‑disturbance agreement, extinguish our easement or lease assignment. In some instances where we obtain non‑disturbance agreements, we still remain subordinated to some indebtedness. As of December 31, 2017, approximately 86% of our tenant sites were either subject to non‑disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

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

Finally, in the event that one of our tenant leases expires without renewal or is terminated, all of our easements and substantially all of our lease assignments allow us to enter into a new lease of the same space for the same use. For some of our easement or lease assignments, if we do not enter into a new lease during the tenant replacement period (typically three to five years), in the case of an easement, the easement terminates and control of the space reverts back to the property owner, or in the case of a lease assignment, we forfeit our right to re‑lease the space.

In limited circumstances, we have granted a landowner the right to re‑acquire our real property interest at a purchase price which we believe makes us economically whole for the loss of an asset. To date, no landowner has exercised this right.

Fee Simple Properties

Our portfolio of real property interests includes 54 properties owned in fee simple. These properties have associated tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. Generally, these property leases are subject to triple net or effectively triple net lease arrangements, meaning that our tenants are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For the year ended December 31, 2017, we received $7.9 million in rental revenue related to these properties, representing 15% of rental revenue.

The table below provides an overview of the remaining term and quarterly rental revenue under our easements, lease assignments and fee simple properties as of December 31, 2017.

Our Real Property Interests by Remaining Term

		Leased Tenant Sites(2)
			Average	Quarterly	Percentage of
	Number of		Remaining	Rental	Quarterly
	Infrastructure		Lease Term	Revenue	Rental
Remaining Term of Real Property Interest(1)	Locations	Number	(years)(3)	(in thousands)(4)	Revenue(4)
Wireless Communication
Less than or equal to 20 years	31	41	17.8	$251	2%
20 to 29 years	74	94	16.8	682	5%
30 to 39 years	140	169	18.2	1,044	7%
40 to 49 years	147	209	18.8	1,419	10%
50 to 99 years	465	539	31.7	2,907	20%
Perpetual (5)	379	470	32.8	2,448	17%
Subtotal	1,236	1,522	27.1	$8,751	61%
Outdoor Advertising
Less than or equal to 20 years	22	25	13.8	$296	2%
20 to 29 years	15	20	12.2	245	2%
30 to 39 years	26	28	18.7	326	2%
40 to 49 years	26	37	17.0	660	5%
50 to 99 years	220	249	18.7	1,011	7%
Perpetual (5)	174	206	17.1	1,136	7%
Subtotal	483	565	17.6	$3,674	25%
Renewable Power Generation
Less than or equal to 20 years	3	3	31.6	$34	—%
20 to 29 years	11	13	25.4	97	1%
30 to 39 years	6	7	28.7	43	—%
40 to 49 years	1	30	27.9	292	2%
50 to 99 years	3	3	6.6	11	—%
Perpetual(5)	12	14	32.1	1,580	11%
Subtotal	36	70	28.5	$2,057	14%
Aggregate Portfolio
Less than or equal to 20 years	56	69	17.0	$581	4%
20 to 29 years	100	127	17.2	1,024	8%
30 to 39 years	172	204	18.7	1,413	9%
40 to 49 years	174	276	18.5	2,371	17%
50 to 99 years	688	791	27.6	3,929	27%
Perpetual(5)	565	690	28.3	5,164	35%
Total	1,755	2,157	24.7	$14,482	100%

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

(3)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2017 were 3.8, 8.8, 18.0 and 5.3 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables. Totals may not sum due to rounding.
(5)	Includes both fee simple and perpetual easement interests.

Other Assets

While we generate substantially all of our revenue from our ownership and leasing of real property interests, we also generate a small amount of revenue from other assets including financing arrangements and management agreements whereby we purchased the right to receive a portion of a rental payment under a contract but are not a party to the lease and do not have a real property interest. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and are included in investments in receivables in our financial statements. Our other assets also include arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. These cash flow financing arrangements are accounted for as receivables in our financial statements.

Tenant Leases

The majority of our tenant leases were acquired from property owners, who assigned to us all of the property owner’s rights, title and interest in and pursuant to (but generally excluding obligations under) a pre‑existing lease between the property owner and a third‑party tenant, such as a wireless carrier, cellular tower operator, billboard owner or renewable power producer. Generally, we do not assume all of the landlord’s obligations under the tenant lease, such as the obligation to provide quiet enjoyment of the property or to pay property taxes. These leases previously provided the property owner with a stream of rental payments, typically paid monthly or annually, and were assigned to us in exchange for an up‑front lump sum payment.

Generally, our leased tenant sites are subject to triple net or effectively triple net lease arrangements, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For this reason, we expect to have minimal ongoing expenses relating to our assets. For the years ended December 31, 2017, 2016 and 2015, our property operating and maintenance expenses and maintenance capital expenditures were less than 1% of revenue.

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

Our tenant leases are typically structured with five‑year, ten‑year or twenty-year initial terms and four additional, successive five‑year renewal terms. The average remaining lease term of our tenant leases is 25 years including renewal terms, and the average remaining lease term of our tenant leases is five years excluding renewal terms. Our tenant leases produce an average of approximately $2,000 per month in GAAP rental payments, but can range from as low as $30 per month to as much as $0.4 million per month. In addition, most of our tenant leases include built‑in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, or CPI‑based increases and increase rent annually or on the renewal of the lease term. Furthermore, 279 of our tenant leases, primarily in the outdoor advertising industry, contain revenue sharing provisions. As of December 31, 2017, over 93% of our tenant leases contained contractual rent escalators, 86% of which were fixed‑rate (with an average annual escalation rate of approximately 2.5%) and 7% of which were tied to CPI.

Though our tenant leases are typically structured as long‑term leases with fixed rents and rent escalators, our wireless communication and outdoor advertising tenants generally may cancel their leases upon 30 to 180 days’ notice. However, occupancy rates under our tenant leases have historically been very high. As of December 31, 2017, we had 2,157 tenant sites leased and 82 tenant sites available for lease. We believe the infrastructure improvements and operations of the tenant assets located on our real property interests are essential to the ongoing operations and profitability of our tenants. We believe that by focusing on high‑quality real property interests we increase the likelihood that our tenants will renew their leases upon expiration. We believe that the importance of these assets, combined with the challenges and costs of relocating these infrastructure improvements, make it likely that we will continue to enjoy high tenant retention and occupancy rates. We believe the location of our available sites, the importance of these infrastructure assets, wireless network densification and difficulties in site acquisition provide additional collocation and releasing opportunities.

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

The tables below summarize the remaining lease terms under our tenant leases as of December 31, 2017.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming full exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than or equal to 5 years	306	$1,616	11%
5 to 9 years	303	1,589	11%
10 to 14 years	370	2,357	16%
15 years or more	1,178	8,920	62%
Total	2,157	$14,482	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming no exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than 1 year	423	$2,206	15%
1 to 2 years	294	1,580	11%
2 to 5 years	1,009	5,607	39%
5 years or more	431	5,089	35%
Total	2,157	$14,482	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables.

Our Tenants

Our tenants operate in the wireless communication, outdoor advertising and renewable power generation industries. They are generally large, publicly traded companies (or their affiliates) with a national footprint. Approximately 85% of our rental revenue for the three months ended December 31, 2017 was derived from our Tier 1 tenants. In the course of evaluating acquisition opportunities, we assess the desirability of an infrastructure location to our tenants and factors impacting demand of their customers.

Below is a summary of our tenants as of December 31, 2017.

Our Tenants By Industry

			Quarterly
	Number of		Rental
	Leased	% of	Revenue	% of
Tenant(1)	Tenant Sites	Total	(in thousands)(2)	Total
Wireless Communication (Carriers)
T-Mobile	246	11%	$1,627	13%
AT&T Mobility	222	10%	1,517	10%
Sprint	190	9%	1,312	9%
Verizon	193	9%	1,225	8%
Others	184	9%	644	4%
Wireless Communication (Carriers) Subtotal	1,035	48%	$6,325	44%
Wireless Communication (Tower Companies)
Crown Castle	263	12%	$1,280	9%
American Tower	169	8%	847	6%
SBA Communications	46	2%	231	2%
Others	9	—%	68	0%
Wireless Communication (Tower Companies) Subtotal	487	22%	$2,426	17%
Outdoor Advertising
Outfront Media (formerly CBS Outdoor)	131	6%	$605	4%
Clear Channel Outdoor	128	6%	1,692	12%
Lamar Advertising	122	6%	349	2%
Others	184	9%	1,028	7%
Outdoor Advertising Subtotal	565	27%	$3,674	25%
Renewable Power Generation
Southern California Edison	34	2%	$1,141	8%
Pacific Gas and Electric Company	1	—%	304	2%
Duke Energy	11	—%	113	1%
Others	24	1%	499	3%
Renewable Power Generation Subtotal	70	3%	$2,057	14%
Total	2,157	100%	$14,482	100%

(1)	Includes affiliates and subsidiaries.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2017. Excludes interest income on receivables.

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

Renewable Power Generation

Our renewable power generation tenants currently lease space from us underlying wind turbines or solar arrays. Our renewable power generation tenants’ counterparties consist primarily of subsidiaries or affiliates of credit rated utilities or high quality offtakers, such as Southern California Edison, Duke Energy and Pacific Gas and Electric. We expect renewable power generation to be an area of growth for our portfolio.

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

We intend to target renewable power projects that have been developed within the last five years, have the most current and efficient equipment with the longest useful life and the highest energy output. When seeking real property interests in this industry, we will seek assets that have a power purchase agreement in place between the owner of the project and a utility or other high credit quality offtaker. The power purchase agreement defines the terms between the counterparties and sets the sales price of the power generated for an extended period of time, typically twenty years. We believe these attributes lead to a very high rate of lease renewal and will help us achieve stable cash flow from the renewable power generation industry.

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

Our Relationship with Landmark

One of our principal strengths and greatest competitive advantages is our relationship with Landmark. Landmark is one of the largest and most active acquirers of real property interests underlying infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Landmark, headquartered in Los Angeles, California, has approximately 160 employees and has offices and acquisition and development team members who work across the United States and Australia.

Landmark has stated that it intends to continue to acquire additional real property interests in the wireless communication, outdoor advertising, renewable power generation and other fragmented industries, and that it intends to facilitate our growth through the sale of additional assets to us. As part of the IPO and formation transactions, in addition to the contribution of assets to us, Landmark purchased 2,066,995 subordinated units at the initial public offering price of our common units. As of December 31, 2017, including the subordinated units, Landmark and affiliates owns our general partner, all of the incentive distribution rights and a 14% limited partner interest in us. The requirements under our partnership agreement for the conversion of all the subordinated units into common units will be satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, the subordinated units owned by Landmark will be converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions, total number of outstanding units or Landmark’s limited partnership interest in us. Given its substantial cash investment and significant ownership in us, we believe Landmark will promote and support the successful execution of our business strategies.

While we believe Landmark is incentivized to support us, there are no restrictions on the ability of Landmark or its affiliates, including the Remaining Landmark Funds and new private funds that Landmark may form, to compete with us, including for the acquisition of future real property interests. We entered into an omnibus agreement with Landmark and the Remaining Landmark Funds pursuant to which the Remaining Landmark Funds granted us a right of first offer on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. The assets subject to the right of first offer are comprised of approximately 700 tenant sites that the Remaining Landmark Funds own as of December 31, 2017 and additional real property interests they may acquire in the future in our target industries. Neither Landmark nor any of the Remaining Landmark Funds are obligated to offer to sell us any additional assets, except pursuant to our right of first offer, which the Remaining Landmark Funds are obligated to offer to sell to us, but only if and when those funds otherwise decide, in their sole discretion, to dispose of such assets. Landmark or the Remaining Funds may need to obtain third‑party consents in order to transfer certain of the assets subject to the right of first offer. In addition, we are under no obligation to buy any additional assets from Landmark or the Remaining Landmark Funds. The consideration to be paid by us for those assets, as well as the consummation and timing of any acquisition by us of those assets, would depend upon, among other things, the timing of Landmark’s decision to sell those assets and our ability to successfully negotiate a price and other purchase terms for those assets. Please read “Risk Factors – Risks Related to Our Business – If we are unable to make accretive acquisitions of real property interests, our growth could be limited” and “Conflicts of Interest.”

Drop-down Acquisitions

During the years ended December 31, 2017, 2016 and 2015, the Partnership completed four, five and eight drop-down acquisitions of 155, 539 and 761 tenant sites and related real property interests, respectively, and two, 14 and one investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $118.3 million, $205.7 million and $268.2 million, respectively (the “Drop-down Acquisitions” or “Drop-down Assets”). The 2016 and 2015 Drop-down Acquisitions were deemed to be transactions between entities under common control, which, prior to the adoption of ASU No. 2017-01, on April 1, 2017, as described below, required the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. All 2017 Drop-down acquisitions that occurred after the adoption of ASU No. 2017-01 are a transfer of net assets accounted for prospectively in the period. See Notes to Consolidated and Combined Financial Statements.

Landmark’s Acquisition Platform

Landmark’s senior management team has an average of over 20 years of experience with real property and infrastructure acquisitions and development in industries with fragmented real property ownership. Landmark’s senior management team has an established track record and deep domain expertise across all aspects of the business including sourcing, underwriting, acquisition, financing and asset management.

The real property interests Landmark seeks to acquire generally range in value from $50,000 to $500,000. As a result, Landmark must assemble large pools of assets to achieve portfolio critical mass and diversification. To accomplish this, specialized teams within Landmark use custom information technology systems and processes developed over the past decade to manage workflow while providing management with the ability to monitor and direct activity in real‑time. Through these proprietary processes, Landmark efficiently evaluates assets to ensure they meet Landmark’s stringent underwriting criteria. Landmark believes that the small individual asset size, together with the expertise and discipline required to close high acquisition volumes, creates a significant barrier to entry for prospective competitors. We expect to benefit greatly from Landmark’s acquisition platform, which we believe will continue to facilitate the acquisition of attractive assets for our business.

Asset Life Cycle through the Acquisition Platform

The Landmark process has been specifically designed to be as seamless and efficient for the owner as possible (and, in doing so, more efficient for Landmark as well). Landmark has customized its processes and documentation for its specific business, emphasizing customer interaction and delivering a high‑quality transaction experience. In addition, documentation is requested from the property owner in a concise, straightforward manner and expectations and timing are discussed with the owner, making the transaction process transparent to the property owner. In this way, the property owner is engaged, there are limited surprises and the closing process is more of a joint exercise between Landmark and the property owner, resulting in a better customer experience.

Landmark’s high volume, small balance real property acquisition and asset management platform has four primary phases which include: (1) Lead Generation; (2) Origination; (3) Underwriting and Closing; and (4) Asset Management.

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

Origination

The origination process begins with a meeting between a Landmark acquisition professional and the property owner. Landmark’s acquisition professionals engage in meetings with property owners to establish a relationship, discuss the owner’s needs and objectives, and educate the owner on the value of Landmark’s proposed transaction. During these meetings, acquisition professionals evaluate the appropriateness of Landmark’s proposed transaction for the property owner and their interest level in selling their real property interest. Once Landmark obtains a copy of the lease from the property owner, relevant data is input into Landmark’s proprietary asset evaluation system to generate an acquisition agreement. The acquisition agreement terms are negotiated with the property owner and, upon acceptance of the agreement, Landmark uploads the executed agreement and necessary documentation to its proprietary technology platform for further diligence by the dedicated underwriting and closing team.

Underwriting and Closing

After Landmark’s proposal has been accepted by the property owner and an acquisition agreement has been executed, the transaction is moved to Landmark’s dedicated underwriting and closing team. The account enters a comprehensive due diligence process to ensure consistent quality across Landmark’s portfolio of asset acquisitions. Curative measures are taken to clear title on the real property interest (for example, an outstanding creditor’s lien) simultaneous with the underwriting and due diligence process. Given its considerable experience, depth of resources, and proven processes, Landmark is able to perform a comprehensive and efficient underwriting of the risk and value assessment on its high‑volume acquisition pipeline. We believe this is one of Landmark’s greatest strengths and competitive advantages and is driven by (i) Landmark’s extensive database of comparable transactions and leases, and (ii) its thorough understanding of applicable underwriting factors (such as which intersections or highways tend to have the most traffic, applicable zoning regulations and the availability of nearby wireless or advertising sites). In the underwriting stage, Landmark reviews various transaction materials and documents for compliance with Landmark’s underwriting criteria, including, but not limited to, the following:

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

Once a transaction is deemed to meet Landmark’s due diligence and underwriting standards, it proceeds to Landmark’s investment committee for approval of the acquisition. Pending approval, legal closing documents are prepared, executed and delivered. Due to its streamlined proprietary acquisition process, Landmark has the ability to quickly close acquisitions. We expect to continue to benefit from Landmark’s high acquisition volumes and more efficient, scalable processes.

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

Direct Third-Party Acquisitions

The Partnership completed direct third-party acquisitions of real property interests in the wireless communication, outdoor advertising and renewable power industries in domestic and international locations. During the years ended December 31, 2017 and 2016, the Partnership acquired 63 tenant sites and one investment in receivables and 40 tenant sites from third parties for total consideration of $41.0 million and $85.7 million, respectively. See Note 3, Acquisitions, to the Consolidated and Combined Financial Statements for additional information.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in Europe. The Partnership consolidates the joint venture. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of December 31, 2017, the consolidated joint venture had ten tenant sites and one investment in receivables with total assets of $31.6 million. During the year ended December 31, 2017 the consolidated joint venture generated rental revenue of $0.8 million.

Infrastructure Development

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. The Flex Grid solution focuses on providing a turnkey site for tenants. Our infrastructure development focuses on deployment on commercial properties, municipality properties and transportation facilities in densified urban locations located in the United States and Canada. As of December 31, 2017, the Partnership’s $7.6 million construction in progress balance related to the Flex Grid solution.

Regulation

Environmental Matters

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to our business and operations, and also to the businesses and operations of our lessees, property owners and other surface owners or operators. Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non‑compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). We do not conduct any operations on our properties, but we or our tenants may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, our property owners, lessees and other surface interest owners may have liability or responsibility under these laws which could have an indirect impact on our business. These laws include but are not limited to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and regulations promulgated thereunder (which impose requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non‑hazardous wastes) and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and analogous state laws which generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment, including the current and former owners or operators of a site. It is not uncommon for neighboring property owners and other third‑parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Therefore, governmental agencies or third parties may seek to hold us, our lessees, property owners and other surface interest owners responsible under CERCLA and comparable state statutes for all or part of the costs to cleanup sites at which hazardous substances have been released. Our agreements with our lessees, property owners and other surface owners generally include environmental representations, warranties, and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws.

Seasonality

We receive fixed rental payments under our tenant leases that are typically paid on a monthly basis, and we expect to experience some seasonal effect on our cash flow due to rents paid annually. Additionally, we have revenue sharing provisions under a portion of our tenant leases, which may result in some seasonal effect on our cash flow.

Competition

We face competition in the acquisition, development and leasing of our infrastructure assets in each of our target industries. Some of the competitors are larger than us and include public entities with greater access to capital and scale of operations than us. In addition, Landmark and its affiliates will compete with us for acquisitions, development and the leasing of real property interests. Please read “Risk Factors – Risks Inherent in an Investment in Us – Landmark and the Remaining Landmark Funds may compete with us, and Landmark, as owner of our general partner, will decide when, if and how we complete acquisitions.”

In the acquisition of real property interests underlying our tenants’ infrastructure, our principal competitors include our tenants and private independent acquirers focused on individual industries. In the wireless communication industry, the principal competitors include tower companies such as American Tower, Crown Castle International and SBA Communications and private independent acquirers such as Melody Wireless Infrastructure. In the outdoor advertising industry, the outdoor advertising tenants (such as Lamar) and smaller regional private investors would be our principal competitor. In the renewable power generation industry, the principal competitor is Hannon Armstrong Sustainable Infrastructure Capital, Inc. We believe the most significant factors affecting the competitive environment in the acquisition of real property interest underlying our tenant’s infrastructure include the relationship with the property owner, price offered, structure and terms of the acquisition, time to closing and surety of closing.

In the leasing of real property interests in the wireless communication industry, our principal competitors include our tenants, private property owners, REITs (including the tower companies) and the government. In the wireless communication industry, our principal competitors include wireless carriers that own their own tower networks, tower companies such as American Tower Corporation, Crown Castle and SBA Communications, private independent owners of portfolios of real property interest such as Melody Wireless Infrastructure, real estate owners, REITs, utilities, municipalities and other companies that provide structures upon which wireless communication equipment may be installed. In the outdoor advertising industry, the principal competitors include private real estate owners, REITs and municipalities. In the renewable power generation industry, the principal competitors include private real estate owners, REITs and municipalities. We believe the most significant factors affecting the competitive environment in the leasing of real property interest underlying our tenant’s infrastructure include site location and capacity, quality of service, density within a geographic market and, to a lesser extent, price.

Employees

We are managed and operated by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. As of December 31, 2017, our general partner and its affiliates have approximately 30 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

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

ITEM 1A. Risk Factors

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

In order to support the payment of the minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, we must generate distributable cash flow of approximately $6.7 million per quarter, or approximately $26.8 million per year, based on the number of common units and subordinated units outstanding as of December 31, 2017. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our tenant leases, which may fluctuate from quarter to quarter based on, among other things:

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

The amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

Our right of first offer is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Our omnibus agreement provides us with a right of first offer on certain existing assets of, and certain assets that may be acquired in the future by, the Remaining Landmark Funds. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Landmark’s or the Remaining Landmark Funds’ willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets, the ability to obtain third-party consents, which may be necessary to transfer such assets, and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions in keeping with our right of first offer, and Landmark and the Remaining Landmark Funds are under no obligation to accept any offer that we may choose to make. Landmark may also contribute assets to new private funds that it may form that will not be subject to our right of first offer. In addition, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval.

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

If we are unable to make accretive acquisitions of real property interests or deploy accretive development infrastructure, our growth could be limited.

We are experiencing increased competition for the types of real property interests we contemplate acquiring and developing. Weak economic conditions and competition for such acquisitions or developments could limit our ability to fully execute our growth strategy. Additionally, Landmark is not restricted from competing with us and has no obligation or duty to present us with acquisition opportunities. It may acquire and sell future real property interests to the Remaining Landmark Funds, other funds that it may sponsor in the future or other third parties. Please read “Conflicts of Interest.”

If we are unable to make accretive acquisitions from Landmark, the Remaining Landmark Funds or third-parties, because, among other reasons, (i) the Remaining Landmark Funds elect not to sell assets subject to our right of first offer, (ii) Landmark does not offer other acquisition opportunities to us, (iii) we are unable to identify attractive third-party acquisition opportunities, (iv) we are unable to negotiate acceptable purchase contracts with Landmark, the Remaining Landmark Funds or third parties, (v) we are unable to obtain financing for these acquisitions on economically acceptable terms, (vi) we are outbid by competitors or (vii) we are unable to obtain necessary governmental or third-party consents, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Any acquisition or infrastructure development involves potential risk, including, among other things:

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

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price will be impacted by our level of our cash distributions and our implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. As a result, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

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

We intend to finance all or a portion of our acquisitions of real property interests through the issuance of debt, credit facility borrowings and a variety of other means. Our ability to access sources of financing will depend on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and greater credit spreads, prevailing interest rates and other factors. We cannot assure prospective investors that any sources of debt financing markets will become or remain an efficient and cost-effective source of long-term financing for our assets. If our current debt financing strategy is not viable, we will have to find alternative forms of financing for our acquisitions. This could require us to incur costlier financing which could result in a material adverse effect on our results of operations and distributable cash flow.

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

The industries in which our tenants and their sub-lessees operate could experience further consolidation, which may put one or more of our tenants or our tenants’ sub-lessees at risk of going out of business or significantly changing its operations.

Existing and potential tenants may enter into joint ventures, mergers, acquisitions or other cooperative agreements with other of our tenants. Such industry consolidation can potentially reduce the diversity of our tenant base and give tenants greater leverage over us, as their landlord, due to overlapping coverage, ability to increase co-location on nearby existing sites and through aggressive lease negotiations on multiple sites. Such actions have the potential to reduce our revenue in the future. Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub-lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub-lessees’) networks may be redundant. For example, T-Mobile’s acquisition of MetroPCS (completed in 2013), Sprint’s acquisition of the remaining interest in Clearwire (completed in 2013), and AT&T’s acquisition of Leap Wireless (completed in 2014). The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in (1) a material decrease in our revenue, (2) an impairment of the value of our real property interests, or (3) other adverse effects to our business. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants and/or sub-lessees could determine not to renew leases with us (or our tenants) as a result. Our future results may be negatively impacted if a significant number of these leases are terminated, and our ongoing contractual revenue would be reduced as a result.

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

Improvements in the efficiency of wireless networks could reduce the demand for our tenants’ wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our tenants’ wireless infrastructure. In addition, other technologies, such as Wi-Fi, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing that might otherwise be anticipated on wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenue or otherwise have a material adverse effect on us.

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

Due to the long-term expectations of revenue from tenant leases, our results are sensitive to the creditworthiness and financial strength of our tenants and their sub-lessees.

Due to the long-term nature of our tenant leases and their sub-leases, our performance is dependent on the continued financial strength of our tenants and their sub-lessees, many of whom operate with substantial leverage. Many tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and downturns in the economy or disruptions in the financial and credit markets may make it more difficult and more expensive to raise capital. If our tenants or sub-lessees (or potential tenants or sub-lessees) are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our sites and equipment upgrades. If, as a result of a prolonged economic downturn or otherwise, one or more of our tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenue from certain tenants, all of which could have a material adverse effect on our business, results of operations and cash flows.

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

Our tenants may be exposed to force majeure events and other unforeseen events for which tenant insurance may not provide adequate coverage. Additionally, local restrictions may prevent or inhibit re-building efforts, particularly with outdoor advertising.

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

Upon the expiration or termination of a tenant’s lease, most of our tenants have the right to remove their infrastructure assets associated with our real property interests, which are frequently subject to federal, state and local regulations, such as restrictive zoning. In the event that a tenant exercises its right or fulfills its obligation (as applicable) to remove its equipment, we would be unable to prevent such removal. There could be delays or significant costs associated with replacing the equipment and re-leasing that property, or replacement may be legally impossible. For example, if a legal nonconforming (“grandfathered”) billboard is removed, zoning regulations do not allow a replacement billboard to be constructed. Such events could have a material adverse impact on our business, results of operations and distributable cash flows.

Our tenants, as well as their sub-lessees, are subject to governmental regulations, which may restrict their ability to operate.

Our tenants, as well as their sub-lessees, may be subject to numerous federal, state and local regulations. For example, the outdoor advertising industry is subject to numerous restrictions, which has made it increasingly difficult to develop new outdoor advertising structures and sites. Changes in laws and regulations affecting outdoor advertising at any level of government, or increases in the enforcement of regulations could lead to the removal or modification of outdoor adverting structures and sites.

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

Additionally, some of our tenants or their sub-lessees are required to maintain licenses, permits and governmental approvals for operation. Some of the licenses, permits and governmental approvals necessary to our tenants’ operations may contain conditions and restrictions, or may have limited terms. If our tenants or their sub-lessees fail to satisfy the conditions or comply with the restrictions imposed by such licenses, permits and governmental approvals, or the restrictions imposed by any statutory or regulatory requirements, they may become subject to regulatory enforcement action and the operation of their assets could be adversely affected or be subject to fines, penalties or additional costs or revocation of regulatory approvals, permits or licenses. If this were to happen, the ability of these tenants or their sub-lessees to continue to operate under our tenant leases may be jeopardized, which could adversely affect our revenue and cash flow.

A substantial portion of our revenue is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenue or reduce demand for our wireless infrastructure and network services.

For the year ended December 31, 2017, approximately 51% of our combined revenue was derived from T-Mobile, AT&T Mobility, Sprint, Crown Castle and Verizon (or their affiliates), which represented 12%, 11%, 10%, 9% and 9%, respectively, of our combined revenue. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. Additionally, our tenant leases with affiliates and subsidiaries of large, nationally-recognized companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees. In addition to our four largest customers in the U.S., we also derive a portion of our revenue and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our Tier 1 tenants, have business models which may not be successful, or may require additional capital. Please read Note 17 to the Notes to the Consolidated and Combined Financial Statements included elsewhere in this annual report.

Our real property interests currently have significant concentration in a small number of top Basic Trading Areas (“BTAs”).

Real property interests in the top 10 BTAs currently account for approximately 51% of our quarterly rental revenue. The New York BTA and the Los Angeles BTA are our top BTAs and accounted for 16% and 14% of our quarterly rental revenue for the three months ended December 31, 2017, respectively. No other single BTA accounted for more than 10% of our quarterly rental revenue for the three months ended December 31, 2017. We are susceptible to adverse developments in the economy, weather conditions, competition, consumer preferences, demographics, or other factors in these major metropolitan areas. Due to our susceptibility to such adverse developments, there can be no assurance that the current geographic concentration of our business will not have a material adverse effect on our results of operations and distributable cash flow.

If our tenant leases are not renewed with similar terms, rental rates or at all, our future revenue may be materially affected.

Approximately 20% of our tenant leases will be subject to extension over the next 12 months. Our tenants are under no obligation to extend their tenant leases. In addition, there is no assurance that current tenants will renew their current leases with similar terms or rental rates, or even at all. The extension, renewal, or replacement of existing leases depends on a number of factors beyond our control, including the level of existing and new competition in our markets, the macroeconomic factors affecting lease economics for our current and potential customers, the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets, the extent to which customers in our markets are willing to contract on a long-term basis, and the effects of federal, state or local regulations on the contracting practices of our customers.

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

Certain of our real property interests are subordinated to senior debt such as mortgages, which, if we fail to obtain a non-disturbance agreement, could foreclose on our real property interests if the underlying property owner defaults on the mortgage.

While we make an effort to obtain non-disturbance agreements on the real property interests we acquire, sometimes we are unable to do so. Under certain circumstances and in the absence of a non-disturbance agreement, if the underlying property owner fails to comply with or make payments under debt arrangements senior to us, an event of default may result, which would allow the creditors to foreclose on any of our real property interests associated with that site. Any such default or foreclosure could have a material adverse effect on our results of operations and distributable cash flow.

We expect to incur a significant amount of debt to finance our portfolio which may subject us to an increased risk of loss or adversely affect the return on our investments.

We expect to incur a significant amount of debt to finance our operations. We expect to finance our acquisitions through the issuance of debt, borrowing under credit facilities, and other arrangements. We anticipate that the leverage we employ will vary depending on our ability to sell our debt, obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are currently pledged as collateral under our revolving credit facility. Our results of operations and distributable cash flow may be adversely affected to the extent that changes in market conditions cause the cost of our financing to increase. In addition to our revolving credit facility, we may enter into additional credit agreements or other debt arrangements in the future.

If we are unable to protect our rights to our real property interests, our business and operating results could be adversely affected.

Our real property interests consist primarily of rights under leases and long-term or perpetual easements. A loss of these interests at a particular site may interfere with our ability to generate revenue. For various reasons, we may not always have the ability to access, analyze and verify all information regarding zoning and other issues prior to completing an acquisition of real property interests, which can affect our rights to access and lease a site. Our inability to protect our rights to our real property interests may have a material adverse effect on our results of operations and distributable cash flow.

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

The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years, and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us or our tenants.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 will require us, among other things to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or “JOBS Act.” For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenue in a fiscal year, have more than $700.0 million in market value of our limited partner interests held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

We review our assets annually to determine if any are impaired, or more frequently in the event of circumstances indicating potential impairment. These circumstances could include a decline in our actual or expected future cash flow or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If we determine that an asset is impaired, we may be required to record a non-cash impairment charge which would reduce our earnings and negatively impact our results of operations.

Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect.

Terrorist attacks and threats, cyber-attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as communication-related assets and power generation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. We do not maintain specialized insurance for possible liability or loss resulting from a cyber-attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our results of operations and distributable cash flow.

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

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to our business and operations, and also to the businesses and operations of our lessees, property owners and other surface owners or operators. Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). We do not conduct any operations on our properties, but we or our tenants may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, our property owners, lessees and other surface interest owners may have liability or responsibility under these laws which could have an indirect impact on our business. These laws include but are not limited to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and regulations promulgated thereunder (which impose requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes) and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and analogous state laws (which generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment, including the current and former owners or operators of a site. It is not uncommon for neighboring property owners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Therefore, governmental agencies or third parties may seek to hold us, our lessees, property owners and other surface interest owners responsible under CERCLA and comparable state statutes for all or part of the costs to cleanup sites at which hazardous substances have been released. Our agreements with our lessees, counterparties and other surface owners generally include environmental representations, warranties, and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws.

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

As of December 31, 2017, Landmark and affiliates own a 14% limited partner interest in us and own and control our general partner through a non-economic interest in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Landmark. Conflicts of interest may arise between Landmark and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Landmark, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•

our partnership agreement permits us to classify up to $10.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the incentive distribution rights;

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

Our management has limited experience in managing a U.S. publicly traded partnership or REIT.

Our executive management team and internal accounting staff have limited experience in managing our business and reporting as a U.S. publicly traded partnership or REIT. As a result, we may not be able to anticipate or respond to material changes or other events in our business as effectively as if our executive management team and accounting staff had such experience. Furthermore, growth projects may place significant strain on our management resources, thereby limiting our ability to execute our day-to-day business activities.

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
•

provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•

provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders do not have “say-on-pay” advisory voting rights. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the member of our general partner, which is a wholly owned subsidiary of Landmark. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The vote of the holders of at least 66 2/3 % of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2017, Landmark and its affiliates own collectively 100% of our subordinated units and 185,354 common units, which represents a 14% limited partner interest in us. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

“Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

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

As of December 31, 2017, Landmark and its affiliates hold 185,354 common units and 3,135,109 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Landmark and its affiliates with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions, and our general partner has considerable discretion to establish cash reserves that would reduce the amount of available cash we distribute to unitholders.

Generally, our available cash is comprised of cash on hand at the end of a quarter plus cash-on-hand resulting from any working capital borrowings made after the end of the quarter less cash reserves established by our general partner. Our partnership agreement permits our general partner to establish cash reserves for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements), to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to unitholders. As a result, even when there is no change in the amount of distributable cash flow that we generate, our general partner has considerable discretion to establish cash reserves, which would result in a reduction the amount of available cash we distribute to unitholders. Accordingly, there is no guarantee that we will make quarterly cash distributions to our unitholders at our minimum quarterly distribution rate or at any other rate, and we have no legal obligation to do so, except to the extent we have available cash as defined in our partnership agreement.

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

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. After the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates (including Landmark) will own approximately 14% of our outstanding common units.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act or “DRULPA,” we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

Our common units are listed on the NASDAQ Global Market. NASDAQ listing rules do not require a listed limited partnership like us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by NASDAQ and the Exchange Act. On December 25, 2017, Ron Readmond, a member of our general partner’s board of directors and our audit committee, passed away, resulting in non-compliance with NASDAQ Listing Rule 5605(c)(2), which requires that we maintain an audit committee composed of at least three independent directors. Our general partner’s board of directors intends to identify candidates to replace Mr. Readmond prior to the expiration of the automatic cure period. Please read Item 10., “Directors, Executive Officers and Corporate Governance – Management of Landmark Infrastructure Partners LP.”

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

Our partnership agreement is governed by Delaware law. Our partnership agreement includes exclusive forum, venue and jurisdiction provisions designating Delaware courts as the exclusive venue for most claims, suits, actions and proceedings involving us or our officers, directors and employees. In addition, if any person brings any of the aforementioned claims, suits, actions or proceedings and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. Our partnership agreement also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. If a dispute were to arise between a limited partner and us or our officers, directors or employees, the limited partner may be required to pursue its legal remedies in Delaware which may be an inconvenient or distant location and which is considered to be a more corporate-friendly environment. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.

We will incur increased costs as a result of being a publicly traded partnership, including the cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements.

We have limited history operating as a publicly traded partnership. As a publicly traded partnership, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and related rules implemented by the SEC and NASDAQ have mandated changes in the corporate governance practices of publicly traded companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make our activities more time-consuming and costly. For example, as a result of becoming a publicly traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with our publicly traded partnership reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and possibly to result in our general partner having to accept reduced policy limits and coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers.

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

We will incur increased costs as a result of managing a REIT.

On July 31, 2017, we completed our previously announced reorganization (the “Reorganization”) and transferred substantially all of our assets to the REIT Subsidiary, which we intend will qualify as a REIT, under the Code. In order to maintain its qualification as a REIT, the REIT Subsidiary must satisfy a number of requirements, including requirements regarding the ownership of its equity interests, the composition of its assets and the sources of its income. Satisfying these requirements involves monitoring various factual matters, applying highly technical and complex provisions of the Code and meeting ongoing reporting obligations, which will increase our operating expenses and could divert our management’s attention from our operations.

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

The Preferred Units are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our revolving credit facility). As of December 31, 2017, our total debt was approximately $491.2 million, and we had the ability to borrow an additional $86 million under our revolving credit facility, subject to certain limitations. We may incur additional debt under our revolving credit facility or future debt agreements. The payment of principal and interest on our debt reduces cash available for distribution to us and on our units, including the Preferred Units.

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business, a change in current law or our failure to satisfy the requirements under the Code could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a flat rate of 21% (and a maximum of 35% for our tax years beginning prior to January 1, 2018), and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced and we might need to raise funds to pay such corporate level tax. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of REITs, publicly traded partnerships or an investment in our common units could be subject to legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

As described above, we completed the Reorganization in 2017 and transferred substantially all of our assets to the REIT Subsidiary. Distributions from the REIT Subsidiary will generally be publicly traded partnership qualifying income to us and taxable to our unitholders at ordinary income rates. In October 2016, we also formed Landmark Infrastructure REIT LLC, a Delaware limited liability company, that is now a subsidiary of the REIT Subsidiary. In the future, we may own and operate other assets in the REIT Subsidiary.

The present federal income tax treatment of REITs, publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to satisfy the requirements of the exception pursuant to which we are treated as a partnership for federal income tax purposes or for the REIT Subsidiary to qualify as a REIT. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us or the REIT Subsidiary, and any such changes could negatively impact the value of an investment in our common units.

Recently enacted U.S. tax legislation (the “2017 Tax Legislation”) has significantly changed certain aspects of the U.S. federal income taxation of U.S. businesses and their owners, including publicly traded partnerships, REITs and their equity holders.  Changes made by the 2017 Tax Legislation that could affect us, the REIT Subsidiary, and our unitholders include:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
•

temporarily precluding individuals, as well as certain estates and trusts, from claiming any miscellaneous itemized deductions for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

permitting a deduction for certain pass-through business income, including dividends from the REIT Subsidiary received by us that are not designated as capital gain dividends or qualified dividend income, which will allow individual unitholders to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

limiting a REIT’s deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of its REIT taxable income (prior to the application of the dividends paid deduction);

•

generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers (including the REIT Subsidiary) that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, distributions to non-U.S. persons are reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons are required to file federal income tax returns and pay tax on their share of our taxable income.

We may be required to deduct and withhold amounts from distributions to foreign unitholders related to withholding tax obligations arising from the sale or disposition of our units by foreign unitholders.

Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10% of the amount realized could exceed the total cash purchase price for such disposed units. Due to this fact, our inability to match transferors and transferees of units and other uncertainty surrounding the application of these withholding rules, the U.S. Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, until regulations or other guidance has been issued. It is unclear when such regulations or other guidance will be issued.

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

U.S. Tax Risks Relating to Our REIT Subsidiary

Ownership limitations and transfer restrictions may restrict or prevent you from engaging in certain transfers of our common units, preferred units, or other partnership interests.

As described above, we completed the Reorganization in 2017 and transferred substantially all of our assets to the REIT Subsidiary. In connection with the Reorganization, we amended our partnership agreement to adopt ownership limitations that may restrict or prevent you from engaging in certain transfers of our common units, preferred units, subordinated units or other partnership interests. If you transfer partnership interests in a manner that would violate the ownership limit, or prevent the REIT Subsidiary from qualifying as a REIT under the Code, then those partnership interests instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the partnership interests will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or fails to permit the REIT Subsidiary’s qualification as a REIT, then the initial intended transfer will be null and void from the outset. The intended transferee of those partnership interests will be deemed never to have owned the partnership interests. Anyone who acquires common units, preferred units, or other partnership interests in violation of the ownership limit or the other restrictions on transfer bears the risk of suffering a financial loss when the common units, preferred units, or other partnership interests are redeemed or sold if the market price of our common units, preferred units, or other partnership interests falls between the date of purchase and the date of redemption or sale.

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

The REIT Subsidiary intends to elect to be taxed as a REIT commencing with its taxable year ending December 31, 2017. We believe that the REIT Subsidiary has been organized in conformity with the requirements for qualification and taxation as a REIT, and that its operations will enable it to meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or an opinion of counsel, that the REIT Subsidiary qualifies as a REIT, and we cannot assure you that it will qualify. If the REIT Subsidiary fails to qualify as a REIT, the funds available for distribution to the Partnership will be substantially reduced because:

•	the REIT Subsidiary would not be allowed a deduction for distributions to the Partnership in computing its taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•	the REIT Subsidiary could be subject to increased state, local and foreign taxes; and
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

To qualify as a REIT, among other things, the REIT Subsidiary must comply with requirements regarding its ownership, the composition of its assets and the sources of its income. If the REIT Subsidiary is compelled to dispose of its investments, for example to repay obligations to its lenders, including those under the Partnership’s Second Amended and Restated Credit Agreement, it may be unable to comply with these requirements, jeopardizing its qualification as a REIT. In addition, the REIT Subsidiary may be subject to a 100% penalty tax on any gain resulting from its sale of assets that are treated as dealer property or inventory. The possibility of this tax may prevent the REIT Subsidiary from selling its assets when it would like to do so.

In addition, to qualify as a REIT, the REIT Subsidiary generally must distribute to its owners at least 90% of its net taxable income each year (excluding any net capital gains), and it will be subject to regular corporate income tax to the extent that it distributes less than 100% of its net taxable income each year (including any net capital gains). In addition, it will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. To maintain its REIT status and avoid the payment of federal income and excise taxes, the REIT Subsidiary may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. The REIT Subsidiary’s access to third-party sources of capital depends on a number of factors, including the market’s perception of its business and prospects, its current debt levels, and its current and potential future earnings. We cannot assure you that the REIT Subsidiary will have access to such capital on favorable terms at the desired times, or at all, which may cause it to curtail its investment activities and/or to dispose of assets at inopportune times, and could adversely affect its and our financial condition, results of operations, cash flow and the value of our common units, preferred units, and other partnership interests. In addition, the REIT Subsidiary may make use of “consent dividends” to meet the REIT distribution requirements, which would result in dividend income to the Partnership for federal income tax purposes, even though we would not receive a related cash distribution. Any such consent dividends could create phantom income (i.e., income without commensurate cash) for us and for our common unitholders.

Even if the REIT Subsidiary qualifies as a REIT, it may be subject to tax.

Even if the REIT Subsidiary maintains its qualification as a REIT for U.S. federal income tax purposes, the REIT Subsidiary may be subject to federal, state, local and foreign income, property and excise taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. Subsidiaries of the REIT Subsidiary that are “taxable REIT subsidiaries” will generally be required to pay federal corporate income tax on their earnings, which will reduce the cash available for distribution to the Partnership and thus to our unitholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

We anticipate that the majority of our income will consist of dividend income from the REIT Subsidiary, and this dividend income will be allocated among our unitholders. Whereas qualified dividend income allocated to unitholders that are individuals, trusts and estates generally is subject to tax at preferential rates, subject to limited exceptions, dividends payable by REITs, including the REIT Subsidiary, are not eligible for these reduced rates and are taxable at ordinary income tax rates but, under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive an investment in us to be relatively less attractive than investments in the stocks of corporations that pay qualified dividends, which could have adverse consequences to the value of our common units, preferred units, and other partnership interests.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

See Item 1., “Business and Properties.”

ITEM 3. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. In addition, pursuant to the terms of the various agreements under which we acquired assets from Landmark and affiliates, Landmark and affiliates will indemnify us for certain losses resulting from any breach of their representations, warranties or covenants contained in the various agreements, subject to certain limitations and survival periods.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unit Price and Cash Distributions

Our common units are listed on the NASDAQ Global Market under the symbol "LMRK". Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for the years 2017 and 2016.

	High Sale	Low Sale	Quarterly Cash	Distribution	Record
Quarter Ended	Price	Price	Distribution per Unit	Date	Date
2017
December 31, 2017	$18.55	$16.60	$0.3675	February 14, 2018	February 5, 2018
September 30, 2017	18.15	16.00	0.3575	November 14, 2017	November 1, 2017
June 30, 2017	16.35	14.98	0.3550	August 14, 2017	August 1, 2017
March 31, 2017	16.00	14.20	0.3525	May 15, 2017	May 1, 2017
2016
December 31, 2016	$17.78	$12.55	$0.3500	February 15, 2017	February 6, 2017
September 30, 2016	18.44	15.93	0.3375	November 15, 2016	November 7, 2016
June 30, 2016	16.71	14.63	0.3325	August 15, 2016	August 8, 2016
March 31, 2016	15.72	11.52	0.3300	May 13, 2016	May 3, 2016

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

As of February 9, 2018, we had 109 unitholders of record of 21,656,705 common units outstanding. The number of unitholders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common units, whose units are held of record by banks, brokers and other financial institutions. As of February 9, 2018, we have issued 3,135,109 subordinated units for which there is no established trading market. The requirements under our partnership agreement for the conversion of all the subordinated units into common units will be satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, will be converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

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

The requirements described above for the subordinated units to convert will be satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, will be converted on a one-for-one basis into common units.

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

Expiration of the Subordination Period

When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash. The requirements under our partnership agreement for the conversion of all the subordinated units into common units will be satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, will be converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

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

Recent Sales of Unregistered Securities

In connection with the acquisition of certain tenant sites and real property interests from Landmark Divided Growth Fund-H LLC (“Fund H”), we issued 1,506,421 Common Units on January 18, 2018. In connection with the Fund G drop-down acquisition, we issued 221,729 Common Units to Fund G on April 28, 2017 and 3,592,430 Common Units to Fund G on August 30, 2016. In connection with the acquisition of certain assets and liabilities in 2015 from Fund C, Fund E and Fund F, we issued 847,260, 1,998,852 and 1,266,317 Common Units to Fund C, Fund E and Fund F, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to the Consolidated and Combined Financial Statements for additional information.

ITEM 6. Selected Financial Data

During the years ended December 31, 2017, 2016 and 2015, the Partnership completed four, five and eight drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Assets acquired by the Partnership included an aggregate of 155 tenant sites and two investments in receivables for the year ended December 31, 2017, 539 tenant sites and 14 investments in receivables for the year ended December 31, 2016 and 761 and one investment in receivables for the year ended December 31, 2015, in exchange for total consideration of $118.3 million, $205.7 million and $268.2 million, respectively. The 2016 and 2015 Drop-down Acquisitions are deemed to be transactions between entities under common control, which prior to the adoption of ASU No. 2017-01 on April 1, 2017, requires assets and liabilities transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the 2016 and 2015 consolidated financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the 2016 and 2015 Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. For Drop-down Acquisitions that do not meet the new definition of a business under ASU No. 2017-01, the transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, asset acquisition costs will be capitalized instead of expensed, and prior periods will not be retroactively adjusted. All 2017 Drop-down acquisitions that occurred after March 31, 2017 are a transfer of net assets accounted for prospectively in the period.

Included in the Drop-down Assets acquired by the Partnership during the year ended December 31, 2016, 386 tenant sites and 5 investments in receivables were part of the right of first offer assets acquired from Fund G for a total consideration of $140.3 million. In connection with the Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests. The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining additional tenant site for $3.8 million on April 28, 2017. Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017.

Additionally, during the years ended December 31, 2017 and 2016, the Partnership acquired 63 tenant sites and one investment in receivables and 40 tenant sites from third parties for a total consideration of $41.0 million and $85.7 million, respectively. See Note 3, Acquisitions, within the Notes to the Consolidated and Combined Financial Statements in Item 15., “Exhibits, Financial Statement Schedules,” for additional information.

The following table includes selected financial data of Landmark Infrastructure Partners LP for the years and as of the dates indicated (in thousands). The following tables should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and accompanying notes in Item 15., “Exhibits, Financial Statement Schedules.”

	Year Ended December 31,
	2017	2016	2015
Statements of Operations Data:
Revenue
Rental revenue	$52,625	$41,171	$33,597
Expenses
Management fees to affiliate	—	196	480
Property operating	394	107	36
General and administrative	5,286	3,755	2,923
Acquisition-related	1,287	2,906	4,016
Amortization	13,537	11,191	8,651
Impairments	848	1,275	3,902
Total expenses	21,352	19,430	20,008
Total other income and expenses	(15,142)	(11,820)	(12,384)
Income before income tax benefit	16,131	9,921	1,205
Income tax benefit	(3,145)	—	—
Net income	$19,276	$9,921	$1,205
Less: Pre-acquisition net income from Drop-down Assets	—	48	469
Less: Net income attributable to noncontrolling interest	19	—	—
Net income attributable to limited partners	19,257	9,873	736
Less: Distributions declared to preferred unitholders	(6,673)	(2,660)	—
Less: General partner's incentive distribution rights	(488)	(110)	—
Net income attributable to common and subordinated unitholders	$12,096	$7,103	$736
Net income (loss) per common and subordinated unit:
Common units – basic	$0.54	$0.46	$0.16
Common units – diluted	$0.53	$0.41	$0.07
Subordinated units – basic and diluted	$0.50	$0.23	$(0.16)
Cash distributions declared per common and subordinated unit	$1.43	$1.35	$1.25
Balance Sheet Data (End of Period):
Land and real property interests, before accumulated amortization	$718,381	$578,875	$466,052
Land and real property interests, after accumulated amortization	$680,564	$552,908	$449,671
Total assets	$767,999	$603,060	$485,619
Revolving credit facility	$304,000	$224,500	$233,000
Secured debt facilities	$—	$—	$74,136
Secured Notes, net	$187,249	$112,435	$—
Total liabilities	$513,641	$358,730	$328,257
Equity	$254,358	$244,330	$157,362
Statement of Cash Flow Data:
Cash flow provided by operating activities	$28,473	$21,465	$15,955
Cash flow used in investing activities	$(140,128)	$(156,468)	$(134,211)
Cash flow provided by financing activities	$118,160	$135,798	$119,929
Other Data:
Total number of leased tenant sites (end of period)	2,239	1,956	1,844
EBITDA(1)	$48,067	$35,035	$20,814
Adjusted EBITDA(1)	$51,749	$40,074	$32,067
Distributable Cash Flow(1)	$28,825	$21,495	$14,558

(1)

For a definition of the non‑GAAP financial measure of EBITDA, Adjusted EBITDA and Distributable Cash Flow and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

Non‑GAAP Financial Measures

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized and realized gain or loss on derivatives, loss on extinguishment of debt, gain or loss on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents plus cash receipts applied toward the repayments of investments in receivable and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid and maintenance capital expenditures, preferred units distributions and net income attributable to noncontrolling interests. Distributable cash flow will not reflect changes in working capital balances. During the fourth quarter 2017, we changed our definition of Adjusted EBITDA by adding cash receipts applied toward the repayments of investments in receivables. We made this change to better reflect the quarterly amount of operating surplus as determined by our amended and restated partnership agreement. This change did not have a material impact on our Adjusted EBITDA or distributable cash flow and prior period amounts have been recast to conform to current presentation.

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

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$28,473	$21,465	$15,955
Unit-based compensation	(105)	(105)	(105)
Unrealized gain (loss) on derivatives	1,675	2,306	(446)
Loss on early extinguishment of debt	—	(1,703)	(1,872)
Amortization expense	(13,537)	(11,191)	(8,651)
Amortization of above- and below-market rents, net	1,226	1,338	1,467
Amortization of deferred loan costs and discount on secured notes	(2,237)	(1,703)	(1,902)
Receivables interest accretion	7	36	33
Impairments	(848)	(1,275)	(3,902)
Gain (loss) on sale of real property interests	(5)	374	237
Allowance for doubtful accounts and investments in receivables	(215)	(182)	—
Working capital changes	4,842	561	391
Net income	$19,276	$9,921	$1,205
Interest expense	18,399	13,923	10,958
Amortization expense	13,537	11,191	8,651
Income tax benefit	(3,145)	—	—
EBITDA(1)	$48,067	$35,035	$20,814
Impairments	848	1,275	3,902
Acquisition-related	1,287	2,906	4,016
Unrealized (gain) loss on derivatives	(1,675)	(2,306)	446
Realized loss on derivatives	—	99	140
Loss on early extinguishment of debt	—	1,703	1,872
(Gain) loss on sale of real property interests	5	(374)	(237)
Unit-based compensation	105	105	105
Straight line rent adjustments	(358)	(514)	(338)
Amortization of above- and below-market rents, net	(1,226)	(1,338)	(1,467)
Repayments of investments in receivables	1,180	905	704
Deemed capital contribution due to cap on general and administrative expense reimbursement	3,516	2,578	2,110
Adjusted EBITDA(1)	$51,749	$40,074	$32,067
Less: Drop-down Assets Adjusted EBITDA	—	(5,734)	(12,551)
Adjusted EBITDA applicable to limited partners	$51,749	$34,340	$19,516
Less: Cash interest expense	(16,162)	(10,185)	(4,958)
Less: Cash income tax	(70)	—	—
Less: Distributions declared to preferred unitholders	(6,673)	(2,660)	—
Less: Net income attributable to noncontrolling interests	(19)	—	—
Distributable Cash Flow(1)	$28,825	$21,495	$14,558

(1)	For a definition of the non‑GAAP financial measure of EBITDA, Adjusted EBITDA and Distributable Cash Flow, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated and combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Among other things, those historical consolidated and combined financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a growth‑oriented partnership formed by Landmark Divided LLC (“Landmark” or “Sponsor”) to own and manage a portfolio of real property interests and infrastructure assets that we lease to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. We generate revenue and cash flow from existing tenant leases of our real property interests and infrastructure assets to wireless carriers, cellular tower owners, outdoor advertisers and renewable power utilities or high quality offtakers.

The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering (the “IPO”) on November 19, 2014. On July 31, 2017, the Partnership amended the partnership agreement to impose ownership limits and completed changes to its organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of December 31, 2017, we had a 96% occupancy rate with 2,157 of our 2,239 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized or realized gain or loss on derivatives, loss on early extinguishment of debt, gain on sale of real property interest, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market lease intangibles plus cash receipts applied toward the repayments of investments in receivables, and after the deemed capital contribution to fund our general and administrative expense reimbursement. We define distributable cash flow as Adjusted EBITDA less cash interest paid, current cash income tax paid, maintenance capital expenditures, preferred unit distributions and net income attributable to noncontrolling interests. Distributable cash flow will not reflect changes in working capital balances. During the fourth quarter 2017, we changed our definition of Adjusted EBITDA by adding cash receipts applied toward the repayments of investments in receivables. We made this change to better reflect the quarterly amount of operating surplus as determined by our amended and restated partnership agreement. This change did not have a material impact on our Adjusted EBITDA or distributable cash flow and prior period amounts have been recast to conform to current presentation.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions and Developments

We have in the past pursued and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the years ended December 31, 2017, 2016 and 2015, the Partnership completed four, five and eight drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The 2016 and 2015 Drop-down Acquisitions are deemed to be transactions between entities under common control, which prior to the adoption of ASU No. 2017-01 on April 1, 2017, requires the assets and liabilities to be transferred at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Accordingly, the 2016 and 2015 consolidated financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the 2016 and 2015 Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. For Drop-down Acquisitions that do not meet the new definition of a business under ASU No. 2017-01, the transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, asset acquisition costs will be capitalized instead of expensed, and prior periods will not be retroactively adjusted. All 2017 Drop-down acquisitions that occurred after the adoption of March 31, 2017 are transfers of net assets accounted for prospectively in the period.

During the year ended December 31, 2017, the Partnership completed four drop-down acquisitions of an aggregate of 155 tenant sites and two investments in receivables from Landmark and affiliates in exchange for total consideration of $118.3 million. During the year ended December 31, 2016, the Partnership completed five drop-down acquisitions of an aggregate of 539 tenant sites and 14 investments in receivables from Landmark and affiliates in exchange for total consideration of $205.7 million. During the year ended December 31, 2015, the Partnership completed eight drop-down acquisitions of an aggregate of 761 tenant sites and related real property interests from Landmark and affiliates in exchange for total consideration of $268.2 million.

Included in the Drop-down Assets acquired by the Partnership during the year ended December 31, 2016, 386 tenant sites and 5 investments in receivables were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”) for a total consideration of $140.3 million. In connection with the Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests.  The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining additional tenant site for $3.8 million on April 28, 2017.  Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017. Included in the Drop-down Assets acquired by the Partnership during the year ended December 31, 2015, 401 tenant sites were part of the right of first offer assets acquired from the Acquired Funds for a total consideration of $140.7 million.

Additionally, during the years ended December 31, 2017 and 2016, the Partnership acquired 63 tenant sites and one investment in receivables and 40 tenant sites from third parties for a total consideration of $41.0 million and $85.7 million, respectively. See Note 3, Acquisitions, to the Consolidated and Combined Financial Statements for additional information.

Secured Notes

On November 30, 2017, the Partnership completed its second securitization transaction (the “2017 Securitization”) involving a segregated pool of certain outdoor advertising sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the Series 2017-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B (the “2017 Secured Notes”), in an aggregate principal amount of $80.0 million. The Class A and Class B 2017 Secured Notes bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively.

On June 16, 2016, the Partnership completed a securitization transaction (the “2016 Securitization”) involving a segregated pool of wireless communication sites and related real property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B (the “2016 Secured Notes”), in an aggregate principal amount of $116.6 million. The Class A and Class B 2016 Secured Notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively.

The 2017 Secured Notes and the 2016 Secured Notes described above are collectively referred to as the “Secured Notes.” See Note 7, Debt to the Consolidated and Combined Financial Statements for additional information.

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

General and Administrative Expenses

Under the Partnership’s Amendment No.1 to the Amended and Restated Agreement of Limited Partnership dated July 31, 2017 (the “Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement with Landmark (“Omnibus Agreement”), our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a REIT. During the year ended December 31, 2017, the Partnership incurred $1.1 million in expenses related to the change in organization structure. Such expenses are included in General and Administrative Expenses during the year ended December 31, 2017.

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the funds. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the omnibus agreement.

Basis in Real Property Interests

Prior to the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) on April 1, 2017, we concluded that the contribution of interests by the Funds and the Drop-Down Acquisitions were deemed transactions among entities under common control, since these entities have common management and ownership and are under common control. As a result, the contribution and acquisition of real property interests and other assets from the Funds and the Drop-down Assets were recorded at Landmark’s historical cost. The statements of operations, financial position and cash flows were adjusted retroactively as if the transactions occurred on the earliest date during which the entities were under common control. In accordance with the adoption of ASU No. 2017-01, drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to March 31, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

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

In January 2017, the FASB issued ASU No. 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Partnership early adopted ASU No. 2017-01 on April 1, 2017. The adoption of ASU 2017-01 is expected to have an impact on the Partnership’s consolidated financial statements as we expect the majority of future acquisitions, including acquisitions from the Sponsor and affiliates, to not meet the definition of a business and certain of the related asset acquisition costs will be capitalized instead of expensed. Internal acquisition costs will continue to be expensed. The transfer of net assets between entities under common control that are not a business generally does not constitute a change in the reporting entity. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

On January 18, 2018, the Partnership acquired 127 tenant sites and related real property interests from Landmark Divided Growth Fund-H LLC (“Fund H”), in exchange for 1,506,421 Common Units and cash consideration of approximately $32.2 million, for total consideration of $60.2 million. The cash consideration for the Transaction was funded with $16 million from the Partnership’s Series 2017 Secured Notes site acquisition account, $16 million from borrowings under the Partnership’s revolving credit facility and the remainder with available cash.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of December 31, 2017, the Partnership’s $7.6 million of construction in progress balance related the Flex Grid solution. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

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

We estimated the fair value of real property interests using the income approach. The discount rates used ranged from 6% to 20%. The value of tenant relationships has not been separated from in‑place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in‑place lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in‑place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

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

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Our results of operations for all periods presented were affected by acquisitions made during the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, we had 2,239 and 2,022 available tenant sites, respectively. The following table summarizes the combined statement of operations for years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Change
Revenue
Rental revenue	$52,625	$41,171	$11,454
Expenses
Management fees to affiliate	—	196	(196)
Property operating	394	107	287
General and administrative	5,286	3,755	1,531
Acquisition-related	1,287	2,906	(1,619)
Amortization	13,537	11,191	2,346
Impairments	848	1,275	(427)
Total expenses	21,352	19,430	1,922
Other income and expenses
Interest and other income	1,587	1,225	362
Interest expense	(18,399)	(13,923)	(4,476)
Loss on early extinguishment of debt	—	(1,703)	1,703
Realized loss on derivatives	—	(99)	99
Unrealized gain on derivatives	1,675	2,306	(631)
Gain (loss) on sale of real property interests	(5)	374	(379)
Total other income and expenses	(15,142)	(11,820)	(3,322)
Income before income tax benefit	16,131	9,921	6,210
Income tax benefit	(3,145)	—	(3,145)
Net income	$19,276	$9,921	$9,355

Rental Revenue

Rental revenue increased $11.5 million, $4.3 million of which was due to the greater number of assets in the portfolio during 2017 when compared to 2016. Additionally, $6.9 million was due to the full year impact of rental revenue in 2017 for the 145 tenant sites acquired during 2016. As of December 31, 2017, we had 2,239 available tenant sites with 2,157 leased tenant sites generating revenue compared to 2,022 available tenant sites and 1,956 leased tenant sites generating revenue as of December 31, 2016. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $33.5 million, $11.4 million, $7.8 million, or 63%, 22% and 15% of total rental revenue, respectively, during 2017, compared to $30.4 million, $8.2 million, $2.6 million, or 74%, 20% and 6% of total rental revenue, respectively, during 2016. The occupancy rates in our wireless communication, outdoor advertising and renewable power generation segments were 96%, 98% and 100%, respectively, as of December 31, 2017 and 2016. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, and renewable power generation segments were $1,838, $1,754 and $9,779, respectively, during 2017 compared to $1,776, $1,351 and $4,062, respectively, during 2016.

Management Fees to Affiliates

Management fees to affiliates decreased $0.2 million during 2017 compared to 2016 due to $0.2 million of management fees to affiliates that are associated with Fund G during the year ended December 31, 2016. Landmark’s right to receive management fees of $65 per asset per month for managing Fund G’s assets was terminated in connection with the Partnership’s acquisition of the acquired fund. Pursuant to the terms of our Omnibus Agreement, Landmark is required to reimburse the Partnership for certain general and administrative services that exceed the greater of $162,500 or 3% of our revenue during the preceding calendar quarter.

Property Operating

Property operating expenses increased $0.3 million during 2017 compared to 2016 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Additionally, we incurred management fees in the UK that totaled $0.1 million in 2017. As we deploy Flex Grid solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses increased $1.5 million during 2017 compared to 2016, primarily due to the change in the Partnership’s organization structure. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a REIT. During 2017, the Partnership incurred $1.1 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2017 and 2016, Landmark reimbursed us $3.5 million and $2.6 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Acquisition-Related

Acquisition-related expenses decreased $1.6 million during 2017 compared to 2016 as a result of the Partnership’s early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items, as well as legal and financial advisor expenses associated with the acquisitions. Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $2.3 million during 2017 compared to 2016 as a result of having 2,239 tenant sites as of December 31, 2017 compared to 2,022 tenant sites as of December 31, 2016. We expect amortization of investments in real property rights with finite useful lives and in-place lease values to continue to increase based on increased acquisitions and assets acquired in 2016 contributing to a full year of amortization.

Impairments

Impairments decreased $0.4 million during 2017 compared to 2016, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the year ended December 31, 2016. During the year ended December 31, 2017, six of the Partnership’s real property interests were impaired for $0.8 million compared to nine of Partnership’s real property interests impaired for $1.3 million during year ended December 31, 2016.

Interest and Other Income

Interest and other income increased $0.4 million during 2017 compared to 2016 as a result of the acquisition of three investments in receivables during year ended December 31, 2017 for $4.5 million as described in Note 3, Acquisitions to the Consolidated and Combined Financial Statement. The Partnership acquired investments in receivables that are recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $4.5 million during 2017 compared to 2016, primarily due to greater outstanding debt balance for the year ended December 31, 2017 compared to the outstanding debt balance for the year ended December 31, 2016. On November 30, 2017, a special purpose subsidiary of the Partnership issued its Series 2017-1 Class A and Class B secured notes (“the 2017 Securitization”), in an aggregate principal amount of $80 million, which bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively (weighted average of 4.03%). Net proceeds from the 2017 Securitization were used to pay down the revolving credit facility by $54 million and $16 million held in a site acquisition account for future acquisitions. On June 16, 2016, a special purpose subsidiary of the Partnership issued its Series 2016-1 Class A and Class B secured notes (the “2016 Securitization”), in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02% (weighted average of 4.27%), respectively. Net proceeds from the 2016 Securitization were used to pay down the revolving credit facility by $112.3 million. The obligations under the 2016 Securitization and the 2017 Securitization are payable solely from cash flow from the assets owned by the respective entities and are not obligations of the Partnership or any of its subsidiaries (other than the obligors under the 2017 Securitization and 2016 Securitization, respectively). As of December 31, 2017, the Partnership had $145 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.06%.  We had $304 million and $224.5 million outstanding under the revolving credit facility as of December 31, 2017 and December 31, 2016, respectively.

As the 2016 Drop-down Acquisitions were transactions between entities under common control, prior-period information has been retroactively adjusted to include interest expense of $2.5 million related to Fund G’s secured debt facilities for the year ended December 31, 2016. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million for the year ended December 31, 2016.

Loss on Early Extinguishment of Debt

In connection with the Fund G drop-down acquisition during 2016, $74.6 million was used to repay the fund’s secured indebtedness. At the time of the acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million related to the secured debt facility was recorded as a loss on extinguishment of debt during the year ended December 31, 2016.

Realized loss and Unrealized Gain on Derivatives

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the year ended December 31, 2017 and 2016 reflects the change in fair value of these contracts during those periods.

In connection with the Fund G drop-down acquisition, the interest rate swaps held by the fund were terminated. The realized loss of $0.1 million recognized during the year ended December 31, 2016 reflects the termination of interest rate swap agreements of Fund G.

Gain (Loss) on Sale of Real Property Interests

During the year ended December 31, 2017, we recognized a loss on sale of real property interest of $4,812 related to the sale of one wireless communication site. During the year ended December 31, 2016, we recognized a gain on the sale of real property interest of $0.4 million related to the sale of one wireless communication site.

Income Tax Benefit

Income tax benefit increased $3.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a reduction in a deferred tax asset valuation allowance as we believe it is more likely than not that the deferred tax asset tax asset will be realized. Additionally, certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income. During the year ended December 31, 2017, certain foreign subsidiaries generated $0.1 million in income tax expense.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Our results of operations for all periods presented were affected by acquisitions made during the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, we had 2,022 and 1,877 available tenant sites, respectively. The following table summarizes the combined statement of operations for years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Change
Revenue
Rental revenue	$41,171	$33,597	$7,574
Expenses
Management fees to affiliate	196	480	(284)
Property operating	107	36	71
General and administrative	3,755	2,923	832
Acquisition-related	2,906	4,016	(1,110)
Amortization	11,191	8,651	2,540
Impairments	1,275	3,902	(2,627)
Total expenses	19,430	20,008	(578)
Other income and expenses
Interest and other income	1,225	795	430
Interest expense	(13,923)	(10,958)	(2,965)
Loss on early extinguishment of debt	(1,703)	(1,872)	169
Realized loss on derivatives	(99)	(140)	41
Unrealized gain (loss) on derivatives	2,306	(446)	2,752
Gain on sale of real property interests	374	237	137
Total other income and expenses	(11,820)	(12,384)	564
Net income	$9,921	$1,205	$8,716

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

Interest and Other Income

Interest and other income increased $0.4 million during 2016 compared to 2015 as a result of the acquisition of certain solar sites accounted for as investments in receivables. During the year ended December 31, 2016, the Partnership acquired 14 investments in receivables compared to the 1 investment in receivable acquired in during the year ended December 31, 2015. The acquired investments in receivables are recorded at the fair value at the acquisition date, using discount rates ranging from 8.2% to 14.3%. Interest income on receivables is generated from our wireless communication and renewable power generation segments.

Interest Expense

Interest expense increased $3.0 million during 2016 compared to 2015, primarily due to greater outstanding debt balance for the year ended December 31, 2016 compared to the outstanding debt balance for the year ended December 31, 2015. On June 16, 2016, a special purpose subsidiary of the Partnership issued its Class A and Class B secured notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02% (weighted average of 4.27%), respectively. Net proceeds from the 2016 Securitization were used to pay down the revolving credit facility by $112.3 million. We had $224.5 million outstanding under the revolving credit facility as of December 31, 2016 compared to $233.0 million as of December 31, 2015.

As the 2016 and 2015 Drop-down Acquisitions were transactions between entities under common control, financial information has been retroactively adjusted to include interest expense related to the Acquired Funds’ secured debt facilities of $2.5 million and $5.3 million for the years ended December 31, 2016 and 2015, respectively. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

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

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, committed acquisitions and other expenditures directly associated with our assets, including:

•	Commitments to acquire and deploy Zero Site microgrid solution, a neutral-host smart pole;
•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;
•	general and administrative expenses;
•	acquisitions of real property interests; and
•	distributions to our common and preferred unitholders.

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

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.3 million per quarter, or $37.2 million per year in the aggregate, based on the number of common and subordinated units outstanding as of February 9, 2018. The conversion of the subordinated units does not impact the amount of cash distribution or total number of outstanding units. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.0 million per quarter, or approximately $8.0 million per year in the aggregate based on the number of Preferred Units outstanding as of February 9, 2018. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution paid related to our financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
December 31, 2014	January 26, 2015	February 13, 2015	$0.1344	$1,054
March 31, 2015	April 23, 2015	May 14, 2015	0.2975	2,332
June 30, 2015	July 21, 2015	August 14, 2015	0.3075	3,334
September 30, 2015	October 22, 2015	November 13, 2015	0.3175	4,077
December 31, 2015	January 28, 2016	February 12, 2016	0.3250	4,864
March 31, 2016	April 20, 2016	May 13, 2016	0.3300	4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016	January 25, 2017	February 15, 2017	0.3500	7,985
March 31, 2017	April 20, 2017	May 15, 2017	0.3525	8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432
March 31, 2017	March 16, 2017	April 17, 2017	0.5000	432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909
March 31, 2017	April 20, 2017	May 15, 2017	0.4938	934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216

As of December 31, 2017, we had $491 million of total outstanding indebtedness. On December 28, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $23 million, resulting in aggregate commitments of $390 million under the revolving credit facility. As of December 31, 2017, we had $304 million of outstanding borrowings on our revolving credit facility, and we had $86 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility. On January 18, 2018, the Partnership acquired 127 tenant sites and related real property interests from Fund H. The cash consideration was partially funded by $16 million from borrowings under the Partnership’s revolving credit facility. As of February 9, 2018, the Partnership had $330 million of outstanding borrowings on our revolving credit facility, and we had $60 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$28,473	$21,465	$15,955
Net cash used in investing activities	(140,128)	(156,468)	(134,211)
Net cash provided by financing activities	118,160	135,798	119,929

Comparison of year ended December 31, 2017 to year ended December 31, 2016

Net cash provided by operating activities.  Net cash provided by operating activities increased $7.0 million to $28.5 million for the year ended December 31, 2017 compared to $21.5 million for the year ended December 31, 2016. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $140.1 million for the year ended December 31, 2017 compared to $156.5 million for the year ended December 31, 2016. The change in cash used in investing activities was due to the decrease in cash used to acquire assets during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net cash provided by financing activities.  Net cash provided by financing activities was $118.2 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $135.8 million for the year ended December 31, 2016. The decrease in cash provided by financing activities was primarily attributable to the increase in distributions to unitholders of $38.7 million during the year ended December 31, 2017 compared to $24.4 million during the year ended December 31, 2016.

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

Net cash provided by financing activities.  Net cash provided by financing activities was $135.8 million for the year ended December 31, 2016 compared to net cash provided by financing activities of $119.9 million for the year ended December 31, 2015. The increase in cash provided by financing activities is primarily attributable to the increase in proceeds from equity offerings of $76.7 million, partially offset by increased net principal debt payments of $90.9 million and the increase in distributions of $13.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The difference between the cost and the sales price of assets sold by Landmark to us is treated as a distribution to the General Partner in the financial statements.

Revolving Credit Facility

Our revolving credit facility will mature on November 19, 2019 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On December 28, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $23 million, resulting in aggregate commitments of $390 million under the revolving credit facility. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries is pledged as collateral under our revolving credit facility.

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

Loans under our revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which will be the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one-month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one-month LIBOR plus an applicable margin of 2.50%.

As of December 31, 2017, the Partnership had $304 million of total outstanding indebtedness under the revolving credit facility with $86 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at December 31, 2017. As of February 9, 2018, the Partnership had $330 million of outstanding borrowings on our revolving credit facility, and we had $60 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Secured Notes

On November 30, 2017, the Partnership completed the 2017 Securitization involving certain outdoor advertising sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2017 Secured Notes, in an aggregate principal amount of $80.0 million. The 2017 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2017 Secured Notes, LMRK Issuer Co. 2 LLC (the "2017 Securitization Issuer"), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2016 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2017 Secured Notes).

On June 16, 2016, the Partnership completed the 2016 Securitization transaction involving certain wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2016 Secured Notes, in an aggregate principal amount of $116.6 million. The 2016 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2016 Secured Notes, LMRK Issuer Co. LLC (the "2016 Securitization Issuer"), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2017 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2016 Secured Notes).

The 2016 Secured Notes and 2017 Secured Notes were each issued in two separate classes as indicated in the table below. The Class B notes of each series are subordinated in right of payment to the Class A notes of such series.

	Initial Principal		Anticipated
Series and Class	Balance (in thousands)	Note Rate	Repayment Date
Series 2017-1 Class A	$62,000	4.10%	November 15, 2022
Series 2017-1 Class B	$18,000	3.81%	November 15, 2022
Series 2016-1 Class A	$91,500	3.52%	June 15, 2021
Series 2016-1 Class B	$25,100	7.02%	June 15, 2021

The 2016 Secured Notes and 2017 Secured Notes are each secured by (1) mortgages and deeds of trust on substantially all of the tenant sites and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0.

Under the terms of the applicable indenture, amounts due under the 2016 Secured Notes and 2017 Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 8, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of December 31, 2017, $2.7 million held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated and combined balance sheets. Additionally, as of December 31, 2017 included in Restricted Cash is $16.0 million from the 2017 Secured Notes site acquisition account that was subsequently used on January 18, 2018 to acquire certain assets from Fund H.

Certain information with respect to the 2017 Securitization and the 2016 Securitization is set forth in Note 8, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2016 Secured Notes and the 2017 Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of December 31, 2017, the DSCR for each of the Secured Notes is above 2.0.

Each Indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of December 31, 2017, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

Commitments

Our contractual obligations as of December 31, 2017 were (in thousands):

	Payments by Period
		Less than	Between	Between
	Total	1 year	1 - 3 years	3 - 5 years
Revolving credit facility (principal)	$304,000	$—	$304,000	$—
Revolving credit facility (interest)(1)	21,248	11,302	9,946	—
Secured Notes (principal and interest)	226,760	12,433	29,891	184,436

(1)	Interest payable is based on the interest rates in effect on December 31, 2017, including the effect of the interest rate swaps and unused commitment fees.

As of December 31, 2017, the Partnership had a $1.3 million commitment related to the construction of the Zero Site microgrid solution across North America, a self-contained neutral-host smart pole designed for wireless carrier and other wireless operator colocation.

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

For the year ended December 31, 2017, the Partnership issued a total of 240,426 Common Units, 704,445 Series A Preferred Units, and 623,015 Series B Preferred Units under our ATM Programs, generating total proceeds of approximately $37.5 million before issuance costs. For the year ended December 31, 2016, the Partnership issued a total of 405,156 Common Units and 63,957 Series A Preferred Units under our ATM Programs, generating total proceeds of approximately $8.5 million before issuance costs.

Off Balance Sheet Arrangements

As of December 31, 2017, the Partnership does not have any off balance sheet arrangements.

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

Interest Rate Risk

As of December 31, 2017, our revolving credit facility had an outstanding balance of $304 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of December 31, 2017, we have hedged $145 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 150 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flows by approximately $2.4 million annually. If LIBOR were to decrease by approximately 150 basis points, the decrease in interest expense on our pro forma debt would be approximately $2.4 million annually. On June 12, 2017, the Partnership entered into an interest rate swap agreement with a notional amount of $50 million to fix the floating rate for existing borrowings at an effective rate of 4.56% over a six-year period beginning on March 2, 2018. The additional interest rate swap will increase the Partnership’s total hedged amount on the revolving credit facility through interest rate swap agreements to $195 million beginning March 2018.

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

Foreign Currency Risk

As we expand to internal markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. Approximately 3% and less than 1% of rental revenue was denominated in foreign currencies for the year ended December 31, 2017 and 2016, respectively. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

ITEM 8. Financial Statements and Supplementary Data

See Index to Consolidated and Combined Financial Statements included in Part IV, Item 15(a)(1).

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2017.

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

Our general partner has seven directors, two of whom are independent as defined under the independence standards established by NASDAQ and the Exchange Act. NASDAQ does not require a listed publicly traded limited partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and the Exchange Act. On December 25, 2017, one of our independent directors passed away, resulting in non-compliance with NASDAQ Listing Rule 5605(c)(2) as described below. In accordance with NASDAQ Listing Rule 5605(c)(4), the Partnership has an automatic cure period in order to regain compliance with NASDAQ Listing Rule 5605(c)(2). The Board of Directors intends to identify candidates to replace Mr. Readmond and appoint a new independent director who satisfies the applicable requirements of the NASDAQ Listing Rules to serve on the Board of Directors and the Audit Committee prior to the expiration of the cure period.

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

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and Rule 10A‑3 promulgated under the Exchange Act. Thomas Carey White III and Gerald A. Tywoniuk serve as members of our audit committee. Ronald W. Readmond served on our audit committee during the year ended December 31, 2017 until his passing on December 25, 2017. As a result of Mr. Readmond’s passing, we are not in compliance with NASDAQ Listing Rule 5605(c)(2), which requires that we maintain an audit committee composed of at least three independent directors. The board of directors of our general partner is actively seeking to recruit a director to fill the vacancy before the end of the cure period for such non-compliance. Mr. White serves as the chair of our audit committee. The board of directors of our general partner has determined that Mr. White is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre‑approve any non‑audit services to be rendered by our independent registered public accounting firm. Our audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee.

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

Name	Age	Position with Landmark Infrastructure Partners GP LLC
Arthur P. Brazy, Jr.	58	Chief Executive Officer and Director
George P. Doyle	48	Chief Financial Officer and Treasurer
Daniel R. Parsons	53	Senior Vice President – Information Systems and Technology
Josef Bobek	43	General Counsel and Secretary
Matthew P. Carbone	51	Chairman of the Board of Directors
James F. Brown	53	Director
Nandit Gandhi	50	Director
Edmond G. Leung	37	Director
Ronald W. Readmond (1)	75	Director
Thomas Carey White III	52	Director
Gerald A. Tywoniuk	56	Director

(1)	Mr. Readmond served on the board of directors of our general partner until his passing in December 2017.

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

Daniel R. Parsons was appointed as Senior Vice President – Information Systems and Technology of our general partner. Mr. Parsons has served as Chief Operations Officer of our sponsor, Landmark Dividend LLC, since August 2015 and previously served as Chief Information Officer of our sponsor since May 2010. From January 1998 to May 2010, Mr. Parsons served as the Chief Information Officer of Budget Finance Company, a company specializing in residential and commercial mortgage loans. Previous to this, Mr. Parsons worked in the software development and technology management sectors for 12 years. Mr. Parsons received a B.S. in Business Administration and an M.B.A. from the University of Southern California. We believe that Mr. Parsons’ experience in the software development and technology management fields makes him qualified to be Senior Vice President – Information Systems and Technology of our general partner.

Josef Bobek was appointed General Counsel and Secretary of our general partner. Mr. Bobek has served as General Counsel and Secretary of our sponsor, Landmark Dividend LLC, since January of 2016, and previously served as Deputy General Counsel and Associate General Counsel of our sponsor since December of 2012. From August 2012 until December 2012, Mr. Bobek served as Senior Counsel to Sun West Mortgage Company, Inc., a company specializing in residential and multi-family mortgage loans. From April 2005 to August of 2012, Mr. Bobek, served in various positions, including as a partner, with the law firm of Glaser Weil Fink Howard Avchen & Shapiro LLP, a full-service law firm based in Los Angeles, California. Prior to joining Glaser Weil Fink Howard Avchen & Shapiro LLP, Mr. Bobek served as an associate attorney with the law firm of Jennings Strouss, a national firm based in Phoenix, Arizona, from May of 2001 to April of 2005. Mr. Bobek holds a B.S. in Accounting from the University of Southern California, and received a Juris Doctorate from the School of Law at Pepperdine University.  We believe Mr. Bobek’s extensive legal background and experience serving as a legal advisor (internally and externally) to real estate focused companies and investors makes him qualified to be General Counsel and Secretary of our general partner.

Matthew P. Carbone was appointed as Chairman of the Board of Directors of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner.  Mr. Carbone was elected as Chairman of the board of managers of Landmark Dividend Holdings LLC in December 2012.  Mr. Carbone has been a Managing Director of American Infrastructure Funds (“AIM”) since he co-founded AIM in July 2006.  Mr. Carbone has served on the boards of a number of AIM portfolio companies, including as a director of the general partner of Oxford Resource Partners, L.P. from August 2007 to December 2014, as a director of the general partner of American Midstream Partners, L.P. from November 2009 to May 2012, as Chairman of the board of managers of Nordic Cold Storage Holdings, LLC from July 2011 to December 2015, as a member of the board of managers of Granite Communities LLC from July 2012 to December 2016, as a member of the board of managers of Arrow Holdings, LLC from January 2016 to December 2017, and as a director of the general partner of Tunnel Hill Partners, L.P. since July 2008.  He received a B.A. in Neuroscience from Amherst College and an M.B.A. from Harvard Business School.  We believe that Mr. Carbone’s extensive investing and corporate finance experience, as well as his depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

James F. Brown was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Brown served as Managing Director of AVG Holdings, LP, a diversified private investment firm, from July 2009 to May 2017, and as a member of the board of managers of Landmark Dividend Holdings LLC since February 2010. From 2002 to June 2009, Mr. Brown was an independent investor involved in a number of real estate and technology companies. He serves or has served on the board of a number of private and public companies, including Bellicum Pharmaceuticals, Inc. (NASD:BLCM), Perk.com (TSX:PER), Pacific GeneTech Ltd., Promise Healthcare, and SmartLogic Ltd. From 1999 to 2002, Mr. Brown served as Executive Vice President, General Manager and General Counsel of OpenTV, Inc., a technology and media company which he helped to guide through its initial public offering. Prior to joining OpenTV, Inc., Mr. Brown was a Partner in the law firm of McDermott, Will & Emery in Menlo Park, and then previously a Partner with the law firm of Pillsbury Madison & Sutro in San Francisco, California. Mr. Brown received a B.S. in Accounting from Weber State University and a J.D. from Brigham Young University. Mr. Brown is a certified public accountant (inactive) and a member of the bar in California. We believe that Mr. Brown’s diverse legal and financial background and his experience as a director and investor in diverse real estate and technology companies makes him qualified to be a member of the Board of Directors of our general partner.

Nandit Gandhi was appointed a Director of general partner in January 2016 in connection with his affiliation with Landmark Dividend, LLC, which controls our general partner. Mr. Gandhi is a member of the board of managers of Landmark Dividend Holdings LLC since January 2016. Mr. Gandhi has been a Managing Director of AIM since January 2016. Mr. Gandhi has served as member of the board of directors of Empire Petroleum Partners since early 2016 and was appointed Chairman in January 2017. Mr. Gandhi was elected member of the board of directors of Tunnel Hill Partners in December 2017. During 2016 and 2017, Mr. Gandhi served as Chairman of the board of directors of Agspring. From November 2008 to December 2015, Mr. Gandhi was a Senior Vice President and managed multiple portfolio companies as Chairman and member of the Operating Committees at Platinum Equity, a leading global private equity firm. From July 2009 to August 2010 Mr. Gandhi was the Chief Executive Officer at Geesink Norba Group, a European company engaged in the waste management business. From March 2007 to November 2008, Mr. Gandhi was the Director of Operations & Special Projects at Nortek Inc., a holding company of private equity firm, T.H. Lee. Before this, from 2003 to 2007, Mr. Gandhi was at Ingersoll Rand Corporation in various senior leadership roles. Mr. Gandhi received a B.S. in Mechanical Engineering from Birla Institute of Technology and an M.B.A. from Babson College. We believe that Mr. Gandhi’s experience in operations and financial matters provide him with the necessary skills to be a member of the Board of Directors of our general partner.

Edmond G. Leung was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Leung was elected as a member of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Leung has been a Managing Director of AIM since December 2015, was a Principal of AIM from December 2013 until November 2015, a Vice President with AIM from January 2010 until November 2013 and an Associate from September 2007 to December 2009. Mr. Leung has served on the boards of a number of AIM Portfolio companies, including as a member of the board of managers of Nordic Cold Storage Holdings LLC since July 2011 until November 2016, as a member of the board of managers of Arrow Holdings, LLC since November 2016, as a member of the board of managers of Granite Communities LLC from February 2017 to October 2017, and as a member of the board of managers of American Education Properties, LLC since February 2017. Mr. Leung received a B.A. in Economics and a B.S. in Business Administration from University of California, Berkeley. We believe that Mr. Leung’s extensive investing and corporate finance experience, as well as his in-depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

Ronald W. Readmond was appointed a Director of our general partner until his passing in December 2017. Mr. Readmond served as CEO of Total Worth Financial LLC, a financial services firm engaged in the conforming residential mortgage market. Mr. Readmond served as a Senior Advisor with Kelly Park Capital LLC, an investment advisory and consulting firm, since March 2009. Mr. Readmond previously served as Founder and Chief Executive Officer of Milestone International Asset Management, Inc., a private wealth management firm, from 2004 to 2007. Prior to that, Mr. Readmond served as Interim Chief Executive Officer of TruMarkets, an electronic fixed income trading platform, from January 2001 to June 2001, as a director of ProBusiness Services, Inc. from February 1997 to June 2003, and as President and Co‑Chief Executive Officer of Wit Capital Corporation, now Soundview Technology Group, a part of UBS, from June 1998 to June 2000. From 1989 to 1996, Mr. Readmond served in various capacities, including Chief Operating Officer and Vice Chairman, at Charles Schwab & Co., Inc., a brokerage and investing company. Mr. Readmond also previously served as a General Partner and Managing Director of Alex Brown & Sons, as Chairman of International Equity Partners, and as a director of NASDAQ. Mr. Readmond received a B.A. in Economics from Western Maryland College.

Thomas Carey White III was appointed a Director of our general partner. Mr. White has served as the Chief Executive Officer of Positive Arts LLC, a systems architecture firm specializing in building and operating infrastructure, since January 2011. Mr. White has also served as Chief Financial Officer and a member of the board of managers of Active Wellness LLC, a management company operating corporate fitness centers, since he co-founded Active Wellness in January 2014. Mr. White has also served as Chairman of the Feeding Your Kids Foundation, a nonprofit organization operating an international program teaching parents how to feed their children healthier food, since he co-founded the Foundation in May 2010. From November 2011 to February 2016, Mr. White served as the Chief Financial Officer of Itrim US LLC, a fitness and health company. Mr. White also served as the Chief Financial Officer and Chief Technology Officer of Club One, a fitness company, from January 2004 to December 2010. Mr. White received a BA from Stanford University and an MBA from Harvard Business School. He is a certified public accountant (inactive) in the state of California. We believe that Mr. White’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

Gerald A. Tywoniuk was appointed a Director of our general partner in January 2015. Mr. Tywoniuk currently serves on the board of directors of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP, and chairs the board’s audit committee. He also serves as an independent director and audit committee chairperson at American Midstream GP, LLC, the general partner of American Midstream Partners, L.P. Mr. Tywoniuk has been providing interim and project CFO consulting services since May 2010. From June 2008 through August 2013, Mr. Tywoniuk served Pacific Energy Resources Ltd. in various senior roles (Senior Vice President, Finance beginning June 2008, Chief Financial Officer beginning August 2008, acting Chief Executive Officer and CFO beginning September 2009, Plan Representative beginning December 2010). He held these positions as an employee until May 2010 and as a consultant on a part-time basis until August 2013. Pacific Energy Resources Ltd. was an oil and gas acquisition, exploitation and development company. Mr. Tywoniuk joined the company in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and in August 2013 completed its liquidation. Mr. Tywoniuk has over 35 years of experience in accounting and finance and has previously served a number of public companies in senior executive and management roles, including as chief financial officer and director of MarkWest Energy Partners, L.P. in connection with its initial public offering. We believe that Mr. Tywoniuk’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2017.

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

Except with respect to any equity incentive awards in us that may be granted under our 2014 Long‑Term Incentive Plan, or “LTIP,” our general partner’s executive officers do not receive any separate amounts of compensation for their services to us and all compensation decisions for our general partner’s executive officers are made by Landmark, without input from our general partner’s board of directors or any committees thereof. Any awards granted to our general’s partner’s executive officers under our LTIP are determined and granted by our general partner’s board of directors or one of its applicable committees. No equity incentive awards were granted to any of our executive officers in 2017.

Compensation of our Directors

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners GP LLC Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”). The Non-Employee Director Compensation Plan provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner with annualized compensation consisting of $35,000 in cash, payable quarterly, an annual grant of Common Units valued at $35,000 and additional cash compensation for attending meetings of the board of directors of the General Partner or a committee thereof. Pursuant to the Non-Employee Director Compensation Plan, the chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $10,000 and the chairman of any other committee of the board of directors, as may be established at any time, shall be entitled to an amount in cash as determined by the board of directors. Such directors will also receive reimbursement for out‑of‑pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or Landmark or its affiliates who also serve as directors will not receive additional compensation for their service as directors. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. On January 25, 2018, the board of directors of the General Partner adopted the Amended and Restated Non-Employee Director Compensation Plan. The Amended and Restated Non-Employee Director Compensation Plan provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner annual cash compensation of $40,000, payable in four equal quarterly installments, and an annual grant of Common Units valued at $40,000. Additionally, the Amended and Restated Non-Employee Director Compensation Plan entitles the chairman of the audit committee of the board of directors to additional annualized cash compensation of $15,000.

The following table sets forth the total compensation paid to our non-employee directors as compensation for their year of service to us in 2017.

Director Compensation
Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
Ronald W. Readmond (3)	$62,500	$35,000	$97,500
Thomas Carey White III	61,000	35,000	96,000
Gerald A. Tywoniuk	55,000	35,000	90,000

(1)	Amounts shown represent 2017 retainer and meeting fees.
(2)

The amounts shown represent the grant date fair value of awards granted in 2017. In 2017, each of our independent directors who was serving on the Board as of December 31, 2016, received 2,266 common units grants for 2017 services.

(3)	Mr. Readmond served on the board of directors of our general partner until his passing in December 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of units of Landmark Infrastructure Partners LP as of December 31, 2017, held by beneficial owners of 5% or more of the units, by each director, director nominee and named executive officer of Landmark Infrastructure Partners GP LLC, our general partner, and by all directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 20,146,458 common units and 3,135,109 subordinated units outstanding as of December 31, 2017. Unless otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the units and the business address of each such beneficial owner is c/o Landmark Infrastructure Partners LP, 2141 Rosecrans Avenue, Suite 2100, El Segundo, CA 90245.

						Total
						Partnership
	Common Units			Subordinated Units		Interests
Name of beneficial owner(1)	Number	Percent		Number	Percent	Percent
Landmark Dividend Holdings LLC(2)	185,354	0.9%		3,135,109	100%	14.3%
Directors/Named Executive Officers
Arthur P. Brazy, Jr.	92,084	*		—	—	*
George P. Doyle	17,400	*		—	—	*
Matthew P. Carbone	9,188	*		—	—	*
James F. Brown	—	—		—	—	—
Nandit Gandhi	3,102	*		—	—	*
Edmond G. Leung	3,325	*		—	—	*
Ronald W. Readmond	7,251	*		—	—	*
Thomas Carey White III	9,251	*		—	—	*
Gerald A. Tywoniuk	7,994	*		—	—	*
All Directors and Executive Officers as a group (9 persons)	149,595	*	%	—	—%	*	%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 2141 Rosecrans Avenue, Suite 2100, P.O. Box 3429, El Segundo, CA 90245.
(2)

Includes (1) 130,257 common units and 3,135,109 Subordinated Units held directly by Landmark Dividend LLC and (2) 55,097 common units held directly by Landmark Z-Unit Holdings LLC. Landmark Dividend LLC and Landmark Z-Unit Holdings LLC are indirectly owned and managed by Landmark Dividend Holdings LLC. Landmark Dividend Holdings LLC is managed by a board of managers. The board of managers of Landmark Dividend Holdings LLC is comprised of Matthew P. Carbone, Edmond G. Leung, Nandit Gandhi, Fenton R. Talbott, Jeffrey J. Knyal, Arthur P. Brazy, Jr., James F. Brown, Trevor J. Brock and David L. Hollon. AIM Landmark Holdings, LLC is the record holder of approximately 57% of the limited liability company interests of Landmark Dividend Holdings, LLC and is entitled to elect the majority of the members of the board of managers of Landmark Dividend Holdings LLC. AIM Landmark Holdings, LLC is controlled by AIM Universal Holdings, LLC. AIM Universal Holdings, LLC is managed by Robert B. Hellman and Matthew P. Carbone, and voting and investment determinations with respect to the securities held by Landmark Dividend LLC are ultimately controlled by the following AIM Universal Holdings, LLC persons: Robert B. Hellman, Jr., Matthew P. Carbone, Ryan Barnes, Paul T. Ho, Nancy Katz and Edmond G. Leung. Each of the foregoing persons and each member of the board of managers of Landmark Dividend Holdings LLC, disclaims beneficial ownership of such securities. Each of AIM Universal Holdings, LLC, AIM Landmark Holdings, LLC and Landmark Dividend Holdings, LLC may be deemed to indirectly beneficially own the securities held by Landmark Dividend LLC and Landmark Z-Unit Holdings LLC, but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein. The principal business address of AIM Universal Holdings, LLC and AIM Landmark Holdings, LLC is 950 Tower Lane, Suite 800, Foster City, California 94404. The principal business address of Landmark Dividend LLC, Landmark Dividend Holdings LLC and Landmark Z-Unit Holdings LLC is 2141 Rosecrans Avenue, Suite 2100, El Segundo, California 90245.

*

The percentage of units beneficially owned by each director or each executive officer does not exceed 1% of the common units outstanding. The percentage of units beneficially owned by all directors and executive officers as a group does not exceed 1% of the common units outstanding.

The requirements under our partnership agreement for the conversion of all the subordinated units into common units will be satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, will be converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount total number of outstanding units or Landmark’s total ownership percentage.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, the following equity securities were authorized for issuance under our existing compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding,	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights (#)	and Rights ($)	reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	763,312	(1)
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	763,312

(1)	Amount shown represents Common Units available for issuance under the LTIP as of December 31, 2017.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2017, Landmark and affiliates own 185,354 common units and 3,135,109 subordinated units, representing a 14% limited partner interest in us. In addition, our general partner owns a non‑economic general partner interest in us.

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

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to the unitholders pro rata, including Landmark and affiliates, as holder of an aggregate of 185,354 common units and 3,135,109 subordinated units as of December 31, 2017. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, Landmark and affiliates would receive annual distributions of $0.2 million on its common units and $3.6 million on its subordinated units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

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

Omnibus Agreement

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

We will reimburse Landmark quarterly for the expenses incurred by Landmark and its affiliates in providing these services. Landmark has agreed that our obligation to reimburse Landmark for certain of these general and administrative services during any calendar quarter will be capped at the greater of (i) $162,500 and (ii) 3% of our revenue during the preceding calendar quarter. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the years ended December 31, 2017, 2016 and 2015, the Partnership completed the acquisition of 2, 386 and 401 tenant sites, respectively, subject to our right of first offer for total consideration of $14.8 million, $140.3 million and $140.7 million, respectively. On January 18, 2018, the Partnership acquired 127 tenant sites, from Fund H, subject to our right of first offer for total consideration of $60.2 million. See further discussion of the ROFO acquisitions in Note 14, Related Party Transactions to the Consolidated and Combined Financial Statements for additional information.

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

Other Agreements with Landmark and Related Parties

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. For the years ended December 31, 2017, 2016 and 2015, we incurred $0.1 million, $0.1 million and $6,250 of license fees related to the AIF patent license agreement, respectively.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Fees for professional services rendered by Ernst & Young LLP, our independent auditor, for the years ended December 31, 2017 and 2016 are presented in the following table (in thousands).

Category	2017	2016
Audit fees(1)	$810	$952
Audit-related fees(2)	75	198
Tax fees	—	—
All other fees(3)	85	—
Total	$970	$1,150

(1)

The Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, and services that were provided in connection with statutory and regulatory filings including other SEC registration statement and consent services.

(2)

Audit-related fees incurred in connection with ATM Programs and other consultation services in 2017. Audit-related fees incurred in connection with the offering in October 2016, 3-14 audit and ATM Programs in 2016.

(3)	Other non-audit services incurred in connection with agreed upon procedures for the 2017 Securitization.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated and Combined Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated and Combined Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-4
Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-5
Consolidated and Combined Statements of Partners’ Capital	F-6
Consolidated and Combined Statements of Cash Flows	F-7
Notes to Consolidated and Combined Financial Statements	F-8

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

1.3

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

3.5

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

4.3

Indenture, dated as of November 30, 2017, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co. 2 LLC, LMRK Propco LLC and LD Tall Wall III LLC, collectively as Obligors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on December 5, 2017).

Exhibit number	Description

4.4

Indenture Supplement, dated as of November 30, 2017, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co. 2 LLC, LMRK Propco LLC and LD Tall Wall III LLC, collectively as Obligors (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on December 5, 2017).

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

10.14

Membership Interest Contribution Agreement, dated as of November 19, 2015, by and among Landmark Dividend Growth Fund F – LLC, Landmark Infrastructure Partners LP and Landmark Dividend LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8‑K filed on November 19, 2015.)

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

Exhibit number	Description

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

10.20

First Amendment to Omnibus Agreement, dated as of August 1, 2016, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Dividend LLC, Landmark Dividend Growth Fund — C LLC, Landmark Dividend Growth Fund — E LLC, Landmark Dividend Growth Fund — F LLC, Landmark Dividend Growth Fund — G LLC, Landmark Dividend Growth Fund — H LLC, Landmark Dividend Growth Fund — I LLC, and Landmark Dividend Growth Fund — J LLC ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 3, 2016).

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

10.24

Increase Joinder, dated as of June 1, 2017, by and among Landmark Infrastructure Operating Company LLC, as Borrower, Landmark Infrastructure Partners LP, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2017).

10.25

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

10.26

Management Agreement, dated as of November 30, 2017, by and among Landmark Infrastructure Partners GP LLC, as Manager, and LMRK Issuer Co. 2 LLC, LMRK Propco LLC and LD Tall Wall III LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 5, 2017).

10.27

Guarantee and Security Agreement, dated as of November 30, 2017, by and between LMRK Guarantor Co. 2 LLC and the Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 5, 2017).

10.28

Cash Management Agreement, dated as of November 30, 2017, by and among Wilmington Trust, National Association, as Indenture Trustee and as Securities Intermediary, and LMRK Issuer Co. 2 LLC, LMRK Propco LLC and LD Tall Wall III LLC and Landmark Infrastructure Partners GP LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 5, 2017).

10.29

Servicing Agreement, dated as of November 30, 2017, by and between Midland Loan Services, a division of PNC Bank, National Association, as Servicer, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 5, 2017).

10.30

Increase Joinder, dated as of December 28, 2017, by and among Landmark Infrastructure Asset OpCo II LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC, as Borrowers, Landmark Infrastructure Partners LP, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 2, 2018).

10.31

Contribution Agreement, dated as of January 11, 2018, by and among LD Acquisition Company 13, LLC, Landmark Dividend Growth Fund – H LLC, Landmark Dividend LLC and Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 17, 2018).

Exhibit number	Description

10.32

Asset Purchase Agreement, dated as of January 11, 2018, by and among LD Acquisition Company 13, LLC, Landmark Dividend Growth Fund – H LLC, Landmark Dividend LLC and Landmark Infrastructure Operating Company LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 17, 2018).

10.33*	Landmark Infrastructure Partners GP LLC Amended and Restated Non-Employee Director Compensation Plan dated January 25, 2018.

12.1*	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

21.1*	List of Subsidiaries of Landmark Infrastructure Partners LP

23.1*	Consent of Ernst &Young LLP

31.1*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal executive officer.

31.2*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal financial officer.

32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 15, 2018.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 15, 2018.

Signature	Title	Date

/s/ Arthur P. Brazy, Jr.	Director and Chief Executive Officer	February 15, 2018
Arthur P. Brazy, Jr.	(Principal Executive Officer)

/s/ George P. Doyle	Chief Financial Officer and Treasurer	February 15, 2018
George P. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Carbone	Chairman of the Board of Directors	February 15, 2018
Matthew P. Carbone

/s/ James F. Brown	Director	February 15, 2018
James F. Brown

/s/ Nandit Gandhi	Director	February 15, 2018
Nandit Gandhi

/s/ Edmond G. Leung	Director	February 15, 2018
Edmond G. Leung

/s/ Thomas Carey White III	Director	February 15, 2018
Thomas Carey White III

/s/ Gerald A. Tywoniuk	Director	February 15, 2018
Gerald A. Tywoniuk

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of Landmark Infrastructure Partners LP

Opinion of the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Landmark Infrastructure Partners LP (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2017-01

As discussed in Note 2 to the consolidated and combined financial statements, the Partnership changed its method of accounting for property acquisitions effective April 1, 2017 due to the adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.

Los Angeles, California

February 15, 2018

Landmark Infrastructure Partners LP

Consolidated and Combined Balance Sheets

(in thousands, except unit data)

	December 31,
	2017	2016
Assets
Land	$114,385	$88,845
Real property interests	596,422	490,030
Construction in progress	7,574	—
Total land and real property interests	718,381	578,875
Accumulated amortization of real property interests	(37,817)	(25,967)
Land and net real property interests	680,564	552,908
Investments in receivables, net	20,782	17,440
Cash and cash equivalents	9,188	2,711
Restricted cash	18,672	2,851
Rent receivables, net	4,141	2,372
Due from Landmark and affiliates	629	566
Deferred loan costs, net	3,589	2,797
Deferred rent receivable	4,252	1,379
Derivative assets	3,159	1,860
Other intangible assets, net	17,984	15,730
Other assets	5,039	2,446
Total assets	$767,999	$603,060
Liabilities and equity
Revolving credit facility	$304,000	$224,500
Secured Notes, net	187,249	112,435
Accounts payable and accrued liabilities	4,978	4,374
Other intangible liabilities, net	12,833	13,061
Prepaid rent	4,581	3,984
Derivative liabilities	—	376
Total liabilities	513,641	358,730
Commitments and contingencies (Note 16)
Equity
Series A cumulative redeemable preferred units, 1,568,402 and 863,957 units issued and outstanding at December 31, 2017 and 2016, respectively	36,604	19,393
Series B cumulative redeemable preferred units 2,463,015 and 1,840,000 units issued and outstanding at December 31, 2017 and 2016, respectively	58,936	44,256
Common units, 20,146,458 and 19,450,555 units issued and outstanding at December 31, 2017 and 2016, respectively	288,527	294,296
Subordinated units, 3,135,109 units issued and outstanding	19,641	22,524
General Partner	(150,519)	(135,630)
Accumulated other comprehensive income (loss)	968	(509)
Total partner's equity	254,157	244,330
Noncontrolling interests	201	—
Total equity	254,358	244,330
Total liabilities and equity	$767,999	$603,060

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

(in thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenue
Rental revenue	$52,625	$41,171	$33,597
Expenses
Management fees to affiliate	—	196	480
Property operating	394	107	36
General and administrative	5,286	3,755	2,923
Acquisition-related	1,287	2,906	4,016
Amortization	13,537	11,191	8,651
Impairments	848	1,275	3,902
Total expenses	21,352	19,430	20,008
Other income and expenses
Interest and other income	1,587	1,225	795
Interest expense	(18,399)	(13,923)	(10,958)
Loss on early extinguishment of debt	—	(1,703)	(1,872)
Realized loss on derivatives	—	(99)	(140)
Unrealized gain (loss) on derivatives	1,675	2,306	(446)
Gain (loss) on sale of real property interests	(5)	374	237
Total other income and expenses	(15,142)	(11,820)	(12,384)
Income before income tax benefit	16,131	9,921	1,205
Income tax benefit	(3,145)	—	—
Net income	19,276	9,921	1,205
Less: Pre-acquisition net income from Drop-down Assets	—	48	469
Less: Net income attributable to noncontrolling interest	19	—	—
Net income attributable to limited partners	19,257	9,873	736
Less: Distributions declared to preferred unitholders	(6,673)	(2,660)	—
Less: General partner's incentive distribution rights	(488)	(110)	—
Net income attributable to common and subordinated unitholders	$12,096	$7,103	$736
Net income per common and subordinated unit
Common units – basic	$0.54	$0.46	$0.16
Common units – diluted	$0.53	$0.41	$0.07
Subordinated units – basic and diluted	$0.50	$0.23	$(0.16)
Weighted average common and subordinated units outstanding
Common units – basic	19,701	13,986	7,558
Common units – diluted	22,836	17,121	10,693
Subordinated units – basic and diluted	3,135	3,135	3,135

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$19,276	$9,921	$1,205
Other comprehensive income (loss):
Foreign currency translation adjustment	1,477	(517)	5
Other comprehensive income (loss)	1,477	(517)	5
Comprehensive income	20,753	9,404	1,210
Less: Comprehensive income (loss) attributable to Drop-down Assets	—	(469)	474
Less: Comprehensive income attributable to noncontrolling interest	19	—	—
Comprehensive income attributable to limited partners	$20,734	$9,873	$736

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Partners’ Capital

(in thousands)

										Accumulated
			Preferred	Preferred			Preferred	Preferred		Other
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity
Balance as of December 31, 2014	4,703	3,135	—	—	$74,684	$29,746	$—	$—	$73,530	$3	$—	$177,963
Net income from Drop-down Assets attributable to Predecessor	—	—	—	—	—	—	—	—	469	—	—	469
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(120,853)	—	—	(120,853)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	5	—	5
Issuance of units in connection with the Acquired Funds	4,112	—	—	—	63,571	—	—	—	—	—	—	63,571
Issuance of Common Units, net	3,000	—	—	—	46,942	—	—	—	—	—	—	46,942
Distributions	—	—	—	—	(7,484)	(3,313)	—	—	(2,889)	—	—	(13,686)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,110	—	—	2,110
Unit-based compensation	5	—	—	—	105	—	—	—	—	—	—	105
Net income (loss) attributable to limited partners	—	—	—	—	1,227	(491)	—	—	—	—	—	736
Balance as of December 31, 2015	11,820	3,135	—	—	$179,045	$25,942	$—	$—	$(47,633)	$8	$—	$157,362
Pre-acquisition net income from Drop-down Assets	—	—	—	—	—	—	—	—	48	—	—	48
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(90,701)	—	—	(90,701)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(517)	—	(517)
Issuance of Preferred Units, net	—	—	864	1,840	—	—	19,393	44,256	—	—	—	63,649
Issuance of Common Units, net	7,621	—	—	—	127,128	—	—	—	—	—	—	127,128
Distributions	—	—	—	—	(18,349)	(4,154)	(1,250)	(1,410)	(32)	—	—	(25,195)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,578	—	—	2,578
Unit-based compensation	10	—	—	—	105	—	—	—	—	—	—	105
Net income attributable to limited partners	—	—	—	—	6,367	736	1,250	1,410	110	—	—	9,873
Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(18,629)	—	—	(18,629)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,477	—	1,477
Issuance of Preferred Units, net	—	—	704	623	—	—	17,211	14,680	—	—	—	31,891
Issuance of Common Units, net	688	—	—	—	11,417	—	—	—	—	—	—	11,417
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	201	201
Distributions	—	—	—	—	(27,834)	(4,436)	(2,434)	(4,239)	(264)	—	(19)	(39,226)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	3,516	—	—	3,516
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105
Net income	—	—	—	—	10,543	1,553	2,434	4,239	488	—	19	19,276
Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$19,276	$9,921	$1,205
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	105	105	105
Unrealized (gain) loss on derivatives	(1,675)	(2,306)	446
Loss on early extinguishment of debt	—	1,703	1,872
Amortization expense	13,537	11,191	8,651
Amortization of above- and below- market lease	(1,226)	(1,338)	(1,467)
Amortization of deferred loan costs	2,203	1,701	1,902
Amortization of discount on secured notes	34	2	—
Receivables interest accretion	(7)	(36)	(33)
Impairments	848	1,275	3,902
(Gain) loss on sale of real property interests	5	(374)	(237)
Allowance for doubtful accounts	215	182	—
Changes in operating assets and liabilities:
Rent receivables, net	(1,980)	(1,217)	(1,182)
Accounts payable and accrued liabilities	(879)	911	1,279
Deferred rent receivables	(358)	(514)	(338)
Prepaid rent	590	(101)	1,612
Due from Landmark and affiliates	217	1,369	(914)
Other assets	(2,432)	(1,009)	(848)
Net cash provided by operating activities	28,473	21,465	15,955
Investing activities
Acquisition of land	(24,778)	(78,032)	(8,917)
Acquisition of real property interests and construction activities	(112,315)	(70,958)	(126,234)
Proceeds from sales of real property interests	174	1,789	378
Acquisition of receivables	(4,389)	(10,172)	(142)
Repayments of receivables	1,180	905	704
Net cash used in investing activities	(140,128)	(156,468)	(134,211)
Financing activities
Proceeds from the issuance of Common Units, net	4,109	59,990	46,942
Proceeds from the issuance of Preferred Units, net	31,891	63,649	—
Proceeds from the issuance of non-controlling interests, net	201	—	—
Proceeds from revolving credit facility	133,500	230,800	210,200
Principal payments on revolving credit facility	(54,000)	(239,299)	(51,200)
Proceeds from the issuance of Secured Notes	78,155	116,583	—
Principal payments on Secured Notes	(1,747)	(583)	—
Proceeds from secured debt facilities	—	—	34,767
Principal payments on secured debt facilities	—	(76,235)	(71,585)
Deferred loan costs	(4,338)	(4,345)	(1,873)
Changes in restricted cash	(15,821)	(2,851)	—
Capital contribution to fund general and administrative expense reimbursement	3,569	2,678	1,477
Distributions to preferred unitholders	(6,177)	(1,860)	—
Distributions to common and subordinated unitholders	(32,534)	(22,535)	(10,797)
Distributions to non-controlling interests	(19)	—	—
Consideration received from (paid to) General Partner associated with Drop-down Acquisitions	(18,629)	9,806	(38,002)
Net cash provided by financing activities	118,160	135,798	119,929
Effect of changes in foreign currency exchange rates on cash and cash equivalents	(28)	(68)	—
Net increase in cash and cash equivalents	6,477	727	1,673
Cash and cash equivalents at beginning of the period	2,711	1,984	311
Cash and cash equivalents at end of the period	$9,188	$2,711	$1,984

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated and Combined Financial Statements

1. Organization

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which is intended to qualify as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms, refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of December 31, 2017, our Sponsor and affiliates own (a) our general partner; (b) 185,354 common units representing limited partnership interest in the Partnership (“Common Units”) and 3,135,109 subordinated units in us and; (c) all of the incentive distribution rights (“IDRs”). The requirements under our partnership agreement for the conversion of all the subordinated units into common units will be satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, the subordinated units owned by our Sponsor will be converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions, total number of outstanding units or our Sponsor’s limited partnership interest in us.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During the years ended December 31, 2017, 2016 and 2015, the Partnership completed four, five and eight drop-down acquisitions of 155, 539 and 761 tenant sites and related real property interests, respectively, and two, 14 and one investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $118.3 million, $205.7 million and $268.2 million, respectively (the “Drop-down Acquisitions” or “Drop-down Assets”). The 2016 and 2015 Drop-down Acquisitions were deemed to be transactions between entities under common control, which, prior to the adoption of ASU No. 2017-01, on April 1, 2017, as described below, required the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. The accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the 2016 and 2015 Drop-down Assets prior to the acquisition dates during the periods the assets were under common control. The differences between the cash consideration of each acquisition and the historical cost basis were allocated to the General Partner. In accordance with the adoption of ASU No. 2017-01, drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to March 31, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets is allocated to the General Partner.

The accompanying consolidated and combined financial statements include the accounts of the Partnership and those entities which it consolidates. Our results of operations, cash flows, assets and liabilities consist of the consolidated Landmark Infrastructure Partners LP activities and balances with retroactive adjustments of the combined results of operations, cash flows, assets and liabilities of the 2016 and 2015 Drop-down Assets as if the 2016 and 2015 Drop-down Acquisitions occurred on the earliest date during which the 2016 and 2015 Drop-down Assets were under common control. See Note 3, Acquisitions for additional information.

The consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and account balances have been eliminated. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements herein do not necessarily reflect what the Partnership’s financial position, results of operations, comprehensive income or cash flows would have been if the Partnership had been a stand-alone entity during the periods presented. As a result, historical financial information is not necessarily indicative of the Partnership’s future results of operations, comprehensive income, financial position or cash flows. All references to tenant sites are unaudited.

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

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination. The purchase consideration for the real property interests is allocated to the acquired tangible assets, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above-market and below-market leases and in-place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 6% and 20%. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price allocation and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred.

Factors considered in estimating the fair value of tangible and intangible assets acquired include information obtained about each asset as a result of Landmark’s pre-acquisition due diligence and its marketing and leasing activities. In order to calculate the estimated in-place lease value, we employed the income approach in accordance with ASC 805 by multiplying the anticipated market absorption period by the market rent at the time of acquisition for each in-place lease agreement. Based on our experience in the industry, we have determined a range of lease execution timelines to be between one and twelve months. For the in-place lease valuation, we consider a lease-up period of four to eight months to be representative of the market.
We estimated the fair value of real property interests using the income approach. The discount rates used ranged from 6% to 20%. The value of tenant relationships has not been separated from in-place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in-place tenant lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

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

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired asset, above-market, below-market and in-place lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over the estimated period the tenant is expected to be leasing the site under the above or below-market terms. The capitalized above-market and below-market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site. All tenant leases obtained by the Partnership through its acquisition of real property interests are generally cancellable, upon 30 to 180 days’ notice by the tenants, with no significant penalty. With respect to below-market leases, consideration is given to any below-market renewal periods. However, for wireless communication assets, we estimated the above/below-market lease value over an analysis period of the earlier of the lease expiration or 10 years based on estimated useful life of the underlying equipment and assets. For outdoor advertising assets, we estimated the above- or below-market lease value over an analysis period of the earlier of the lease expiration or 20 years, based on a longer estimated useful life of 20 years for billboards.

Real Property Interests

Real property interests consist primarily of land, easements and lease assignments underlying wireless communication, outdoor advertising and renewable power generation infrastructure. The real property interests are typically held as ownership of land or easements to use land, or roof tops, both of which allow us to use the asset for a specific purpose. Real property interests, excluding land, are intangibles that are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the real property interests, which is estimated as the shorter of the revenue generating period of the asset or the term of the real estate rights which range from 12 to 99 years. Real property interests with a perpetual term are not amortized but evaluated periodically for impairment.

The Partnership assesses whether there has been an impairment in the value of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future estimated net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based upon what a market participant would be willing to pay for the real estate interest. The estimated fair value of the asset group identified for step two testing is based on either Level 3 inputs utilizing the income approach with a market discount rate and estimated cash flows, or Level 2 inputs based upon the sales comparison approach to a similar asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell utilizing the Level 3 and Level 2 inputs discussed below.

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

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash and cash equivalents. The Partnership monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Partnership has experienced no loss or lack of access to cash in the operating accounts.

Restricted Cash

Restricted cash primarily consists of amounts pledged as collateral to secure obligations. As of December 31, 2017, the amount of restricted cash was $18.7 million, which included $16.0 million from the Series 2017-1 Secured Notes site acquisition account, as described in Note 8, Debt. On January 18, 2018, $16.0 million from the Series 2017-1 note securitization was used to acquire additional assets from Landmark Dividend Growth Fund-H LLC (“Fund H”). See Note 8, Debt for additional information.

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

Investments in Receivables, Net

The Partnership acquired streams of future cash flows associated with real property interests and certain lease arrangements that meet the definition of a financial asset within the wireless communication and renewable power generation industries. For certain investments in receivables, the Partnership has no significant rights or obligations associated with the cash flows other than in certain arrangements, to pass a portion of the cash flows received to the owner of the respective lease. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and are included in investments in receivables in our financial statements. The future cash flow streams are recorded at their net present value based on the estimated net cash flows to be received by the Partnership using the implied discount rate at the date of the acquisition.

Receivables are classified as held-for-investment based on management’s intent and ability to hold the receivables for the foreseeable future or to maturity. Receivables held-for-investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. Interest on receivables is accreted to income over the life of the receivables using the interest method. The interest method is applied on an individual receivable basis when collectability of the future payments, when due in accordance with the contractual terms of the arrangement, is reasonably assured. Receivables are transferred from held-for-investment to held-for-sale when management no longer intends to hold the receivables for the foreseeable future. Receivables held-for-sale are recorded at the lower of cost or fair value.

Receivables are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured. While on non-accrual status, receivables are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, where cash receipts reduce the carrying value of the receivable, based on management’s expectation of future collectability.

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

On a regular basis, the Partnership assesses investments in receivables for impairment. Internally generated cash flow projections are used to determine if the receivables are expected to be repaid in accordance with the terms of the related agreements. If it is probable that a receivable will not be repaid in accordance with the related agreement, the General Partner considers the receivable impaired. To measure impairment, the General Partner calculates the present value of the expected future cash flows discounted at the original effective interest rate. If the present value is less than the carrying value of the receivable, a specific impairment reserve is recorded for the difference. For the years ended December 31, 2017 and 2016, the Partnership recorded zero allowance on investments in receivables.

Deferred Loan Costs

Costs incurred associated with the revolving credit facility are capitalized as deferred loan costs and are included in deferred loan costs, net in the consolidated balance sheets in accordance with ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result of the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, costs incurred in obtaining the secured debt facilities are deducted from the carrying amount of the debt liability. The deferred loan costs are amortized to interest expense over the life of the related loan. When facilities are amended and restated that result in an of extinguishment of debt, any unamortized deferred loan costs, as well as charges incurred for the termination, are recorded to interest expense in the period of the amendment and restatement.

Revenue Recognition

The Partnership recognizes rental income under operating leases, including rental abatements, lease incentives and contractual fixed increases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent assets. The excess of rent payments collected over amounts recognized contractually due pursuant to the underlying lease are recorded as prepaid rents.

For the years ended December 31, 2017, 2016, and 2015, leases obtained by the Partnership through its acquisition and ownership of real property interests in the wireless communication industry and the outdoor advertising industry were generally cancelable upon 30 - 180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non-cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable.

•

Wireless Communication – As a result of various factors, including the cancellation rights, ability to find alternative sites, credit risk, and historical cancellation and lease amendment rates, the lease term is generally considered to be the non-cancellable term of the lease of 30 to 180 days. For these leases rental abatements and contractual fixed increases are recorded in the period the amounts become due and payable.

•	Outdoor Advertising and Renewable Power Generation – The lease term is generally considered to be the non-cancellable term of the remaining portion of the existing term of the lease.

The capitalized above-market and below-market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site.

Certain leases provide for the greater of a minimum rent or a percentage of the revenue generated by the tenant (“Contingent Rent”). Contingent rent is recognized when measurable and all possible contingencies have been eliminated. During the years ended December 31, 2017, 2016, and 2015, the Partnership recognized $1.0 million, $0.6 million and $0.2 million of Contingent Rent, respectively.

Rents Receivable, net

Rents receivables consists of tenant receivables arising in the normal course of business. Tenant receivables are uncollateralized customer obligations requiring payment within various time frames not to exceed one year from the invoice date. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowances for doubtful accounts. The amounts due from tenants are periodically reviewed and an allowance for doubtful accounts is maintained for estimated losses resulting from the inability of tenants to make required payments under lease agreements. Judgment is exercised in establishing these allowances with the payment history and the current credit status of tenants considered in developing these estimates. At December 31, 2017 and 2016, the allowance for doubtful accounts was $0.3 million and $0.2 million, respectively.

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”). Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. Certain foreign wholly owned subsidiaries of the Partnership conduct certain activities in international locations that generate taxable income and will be treated as taxable entities. Additionally, our consolidated REIT subsidiary, Landmark Infrastructure Inc., a Delaware corporation, files as a corporation for U.S. federal income tax purposes. The REIT Subsidiary has elected to be treated as a REIT and we believe that it has operated in a manner that has allowed the REIT Subsidiary to qualify as a REIT for federal income tax purposes commencing with such taxable year, and the REIT Subsidiary intends to continue operating in such manner. If the REIT Subsidiary fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions, all of its taxable income would be subject to federal income tax at regular corporate rates. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated and combined financial statements, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions.

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

The Partnership’s real property interests are primarily located throughout the United States. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. In certain instances, the Partnership’s position in the real property interest may be subordinate to a mortgage lender on the real property.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU No. 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Partnership expects the adoption of ASU 2016-18 to increase the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. As of December 31, 2017, the amount of restricted cash was $18.7 million.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU requires us to identify lease and nonlease components of a lease agreement. Revenue related to nonlease components will be subject to the new revenue recognition standard, as described below, effective upon adoption of the new lease accounting standard. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), would be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards. The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date. The Partnership’s land easements are primarily prepaid and included on the balance sheet in real property interest. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard mandates the use of the modified retrospective transition method. The Partnership is currently evaluating the impact of the adoption of this standard on our consolidated financial statements. We expect to adopt the new lease accounting standard on January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The revenue recognition five-step model requires an entity to (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. Lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), would be accounted for under the new lease ASU (Topic 842). Nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership evaluated its existing contracts and does not expect the adoption of ASU No. 2014-09 to have a material impact on its consolidated financial statements as the Partnership’s current revenue contracts are leases and not within the scope of the Revenue from Contracts with Customers (Topic 606).

3. Acquisitions

Drop-down Acquisitions

During the years ended December 31, 2017, 2016 and 2015, the Partnership completed four, five and eight Drop-down Acquisitions, respectively, from our Sponsor and affiliates. Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”), Landmark Dividend Growth Fund-F LLC (“Fund F”), Landmark Dividend Growth Fund-C LLC (“Fund C”) and Landmark Dividend Growth Fund-E LLC (“Fund E” and together with Fund G, Fund F and Fund C, the “Acquired Funds”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership:

		Number of Tenant Sites					Consideration (in millions)
				Renewable		Investments	Borrowings
		Wireless	Outdoor	Power		in	and Available	Common
Acquisition Date	Source	Communication	Advertising	Generation	Total	Receivables	Cash	Units	Total
December 20, 2017	Sponsor	23	5	1	29	—	$17.6	$—	$17.6
September 28, 2017	Sponsor	39	10	—	49	—	33.3	—	33.3
September 8, 2017	Sponsor(1)	—	—	1	1	—	1.6	—	1.6
July 28, 2017	Sponsor	30	1	1	32	2	22.0	—	22.0
June 8, 2017	Sponsor(1)	30	9	2	41	—	24.7	—	24.7
April 28, 2017	Sponsor(2)	—	1	—	1	—	4.3	—	4.3
April 28, 2017	Fund G(2)	—	1	—	1	—	3.8	3.5	7.3
March 31, 2017	Fund G(2)	—	1	—	1	—	7.5	—	7.5
2017 Acquisitions		122	28	5	155	2	$114.8	$3.5	$118.3
December 22, 2016	Sponsor	28	5	2	35	2	$13.6	$—	$13.6
August 30, 2016	Sponsor	28	5	30	63	—	21.1	—	21.1
August 30, 2016	Fund G	214	171	1	386	5	75.6	64.7	140.3
August 1, 2016	Sponsor	37	4	12	53	6	24.4	—	24.4
April 20, 2016	Sponsor	1	—	1	2	1	6.3	—	6.3
2016 Acquisitions		308	185	46	539	14	$141.0	$64.7	$205.7
December 18, 2015	Sponsor	23	16	2	41	—	$24.2	$—	$24.2
November 19, 2015	Fund F	99	37	—	136	—	25.0	19.5	44.5
November 19, 2015	Fund C	67	5	—	72	—	17.3	13.0	30.3
September 21, 2015	Sponsor	50	13	2	65	—	20.3	—	20.3
August 18, 2015	Fund E	135	57	1	193	—	34.9	31.0	65.9
July 21, 2015	Sponsor	81	16	3	100	1	35.7	—	35.7
April 8, 2015	Sponsor	45	28	—	73	—	22.1	—	22.1
March 4, 2015	Sponsor	41	39	1	81	—	25.2	—	25.2
2015 Acquisitions		541	211	9	761	1	$204.7	$63.5	$268.2

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

The assets and liabilities acquired from our Sponsor and affiliates are recorded at the historical cost of Landmark, as the 2016 and 2015 Drop-down Acquisitions were deemed to be transactions between entities under common control. The statements of operations for the years ended December 31, 2016 and 2015 of the Partnership were adjusted retroactively, prior to the adoption of ASU No. 2017-01 on April 1, 2017, as if the 2016 and 2015 Drop-down Acquisitions occurred on the earliest date during which the 2016 and 2015 Drop-down Assets were under common control. Our historical financial statements have been retroactively adjusted to reflect the results of operations, financial position, and cash flows of the 2016 and 2015 Drop-down Assets as if we owned the assets as of the date acquired by Landmark for all periods presented. The historical financial statement as filed on February 23, 2017 include all retroactive adjustments. All 2017 Drop-down Acquisitions that occurred after the adoption of ASU No. 2017-01 on April 1, 2017 are accounted for as transfers of net assets between entities under common control. The following tables present our results of operations and financial position reflecting the effect of the 2016 and 2015 Drop-down Acquisitions on pre-acquisition periods.

Consolidated statement of operations and comprehensive income for the year ended December 31, 2016 (in thousands):

			Landmark
		Pre-Acquisition	Infrastructure
	Landmark	results of the	Partners LP
	Infrastructure	Drop-down	(As Currently
	Partners LP	Acquisitions	Reported)
Revenue
Rental revenue	$35,208	$5,963	$41,171
Expenses
Management fees to affiliate	—	196	196
Property operating	105	2	107
General and administrative	3,755	—	3,755
Acquisition-related	2,648	258	2,906
Amortization	9,703	1,488	11,191
Impairments	1,275	—	1,275
Total expenses	17,486	1,944	19,430
Other income and expenses	(7,849)	(3,971)	(11,820)
Net income	$9,873	$48	$9,921
Other comprehensive loss	(513)	(4)	(517)
Comprehensive income	$9,360	$44	$9,404

Consolidated statement of operations and comprehensive income for the year ended December 31, 2015 (in thousands):

			Landmark
		Pre-Acquisition	Infrastructure
	Landmark	results of the	Partners LP
	Infrastructure	Drop-down	(As Currently
	Partners LP	Acquisitions	Reported)
Revenue
Rental revenue	$19,808	$13,789	$33,597
Expenses
Management fees to affiliate	—	480	480
Property operating	24	12	36
General and administrative	2,913	10	2,923
Acquisition-related	1,956	2,060	4,016
Amortization	5,219	3,432	8,651
Impairments	3,902	—	3,902
Total expenses	14,014	5,994	20,008
Other income and expenses	(5,058)	(7,326)	(12,384)
Net income	$736	$469	$1,205
Other comprehensive income	—	5	5
Comprehensive income	$736	$474	$1,210

Consolidated summarized cash flows for the year ended December 31, 2016 (in thousands):

			Landmark
		Pre-Acquisition	Infrastructure
	Landmark	results of the	Partners LP
	Infrastructure	Drop-down	(As Currently
	Partners LP	Acquisitions	Reported)
Net cash provided by operating activities	$18,982	$2,483	$21,465
Net cash used in investing activities	(156,468)	—	(156,468)
Net cash provided by (used in) financing activities	138,281	(2,483)	135,798

Consolidated summarized cash flows for the year ended December 31, 2015 (in thousands):

			Landmark
		Pre-Acquisition	Infrastructure
	Landmark	results of the	Partners LP
	Infrastructure	Drop-down	(As Currently
	Partners LP	Acquisitions	Reported)
Net cash provided by operating activities	$9,691	$6,264	$15,955
Net cash used in investing activities	(134,220)	9	(134,211)
Net cash provided by (used in) financing activities	126,203	(6,274)	119,929

The Pre-Acquisition results of the Drop-Down Acquisitions column includes the retroactive adjustments to reflect the results of operations and cash flows of the 2016 and 2015 Drop-down Acquisitions made during 2015 prior to the acquisition dates for the periods under common control.

The 2017 Drop-down Acquisitions after March 31, 2017 are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Any differences between the cash consideration and the net carrying value of the transfer of net assets will be allocated to the General Partner.

Third Party Acquisitions

During the years ended December 31, 2017 and 2016, the Partnership completed several direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership:

	No. of Tenant Sites					Consideration (in millions)
			Renewable			Borrowings
	Wireless	Outdoor	Power		Investments	and Available	Common
Acquisition Description	Communication	Advertising	Generation	Total	in Receivables	Cash	Units	Total
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
Third Quarter
International	—	2	—	2	—	$4.1	$—	$4.1
Domestic	3	—	—	3	—	0.8	—	0.8
Total	3	2	—	5	—	$4.9	$—	$4.9
Fourth Quarter
International	—	3	—	3	—	$11.5	$—	$11.5
UEP	3	4	—	7	—	—	2.7	2.7
Domestic	14	5	2	21	—	6.5	—	6.5
Total	17	12	2	31	—	$18.0	$2.7	$20.7
2017 Total	35	26	2	63	1	$37.2	$3.8	$41.0
Second Quarter
International	2	—	—	2	—	$0.1	$—	$0.1
UEP	3	—	—	3	—	—	1.6	1.6
Total	5	—	—	5	—	$0.1	$1.6	$1.7
Third Quarter
International	4	1	—	5	—	$4.4	$—	$4.4
UEP	1	—	—	1	—	—	0.1	0.1
Total	5	1	—	6	—	$4.4	$0.1	$4.5
Fourth Quarter
International	6	5	—	11	—	$2.0	$—	$2.0
UEP	1	1	—	2	—	—	0.9	0.9
Domestic	8	2	6	16	—	76.6	—	76.6
Total	15	8	6	29	—	$78.6	$0.9	$79.5
2016 Total	25	9	6	40	—	$83.1	$2.6	$85.7

4. Real Property Interests

The following summarizes the Partnership’s real property interests (in thousands):

	December 31,
	2017	2016
Land	$114,385	$88,845
Real property interests – perpetual	114,612	99,911
Real property interests – finite life	481,810	390,119
Construction in progress	7,574	—
Total land and real property interests	718,381	578,875
Accumulated amortization of real property interests	(37,817)	(25,967)
Land and net real property interests	$680,564	$552,908

During the year ended December 31, 2017, the Partnership completed a sale of one wireless communication site to a third party in exchange for cash consideration of $0.2 million. We recognized a loss on sale of real property interest of $4,812 upon completion of the sale.

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

During the years ended December 31, 2017, 2016 and 2015, the Partnership paid total consideration of $118.3 million, $205.7 million and $268.2 million, respectively, for Drop-down Acquisitions. The Drop-down Acquisitions are deemed to be transactions between entities under common control. Drop-down Acquisitions prior to the adoption of ASU No. 2017-01 on April 1, 2017 required the assets and liabilities to be transferred at the historical cost of the parent of the entities and historical periods retroactively adjusted. During the years ended December 31, 2016 and 2015, the difference between the total consideration of $205.7 million and $268.2 million, respectively, and the historical cost basis of $141.1 million and $198.8 million, respectively, was allocated to the General Partner. For Drop-down Acquisitions after March 31, 2017, the transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. During the year ended December 31, 2017, the difference between the total consideration of $118.3 million and the net carrying value of $99.8 million, was allocated to the General Partner.

During 2017, the Partnership started to develop an ecosystem of technologies that provide smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of December 31, 2017, the Partnership’s $7.6 million construction in progress balance related to the construction of the Flex Grid solution.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of December 31, 2017, the consolidated joint venture had ten tenant sites and one investment in receivable with total assets of $31.6 million. During the year ended December 31, 2017, the consolidated joint venture generated rental revenue of $0.8 million. No revenue was generated during the year ended December 31, 2016.

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

The following table summarizes final allocations for acquisitions made during the years ended December 31, 2017, 2016, and 2015 of estimated fair values of the assets acquired and liabilities assumed (in thousands). Prior-period financial information, has been retroactively adjusted for transactions between entities under common control prior to April 1, 2017. See Notes 2 and 3 for additional information.

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2017	$25,151	$107,195	$3,781	$976	$(1,850)	$135,253
2016	75,959	34,096	4,003	972	(864)	114,166
2015	6,473	100,986	3,210	2,533	(4,637)	108,565

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of December 31, 2017, are as follows (in thousands):

2018	$13,232
2019	12,877
2020	12,315
2021	11,725
2022	11,441
Thereafter	382,403
Total	$443,993

The weighted average remaining amortization period for non‑perpetual real property interests is 49 and 51 years at December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, six and nine of the Partnership’s real property interests were impaired, respectively, as a result of termination notices received. During the year ended December 31, 2015, 21 of the Partnership’s real property interests were impaired as a result of termination notices received and one property foreclosure. During the years ended December 31, 2017, 2016 and 2015, we recognized impairment charges totaling $0.8 million, $1.3 million and $3.9 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	December 31,
	2017	2016
Acquired in-place lease
Gross amount	$20,486	$16,729
Accumulated amortization	(6,119)	(4,491)
Net amount	$14,367	$12,238
Acquired above-market leases
Gross amount	$6,503	$5,523
Accumulated amortization	(2,886)	(2,031)
Net amount	$3,617	$3,492
Total other intangible assets, net	$17,984	$15,730
Acquired below-market leases
Gross amount	$(21,218)	$(19,366)
Accumulated amortization	8,385	6,305
Total other intangible liabilities, net	$(12,833)	$(13,061)

We recorded net amortization of above and below‑market lease intangibles of $1.2 million, $1.3 million and $1.5 million as an increase to rental revenue for the years ended December 31, 2017, 2016 and 2015, respectively. We recorded amortization of in‑place lease intangibles of $1.6 million, $1.5 million and $1.4 million as amortization expense for the years ended December 31, 2017, 2016, and 2015, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2017 follows (in thousands):

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2018	$1,885	$718	$(2,102)
2019	993	549	(2,046)
2020	970	465	(1,977)
2021	812	359	(1,835)
2022	666	283	(1,690)
Thereafter	9,041	1,243	(3,183)
Total	$14,367	$3,617	$(12,833)

6. Future Minimum Rents

At December 31, 2017, future minimum receipts from tenants on leases with non‑cancellable terms, including cancellable leases where the tenant is economically compelled to extend the lease term, for each of the next five years and thereafter are as follows (in thousands):

2018	$15,472
2019	15,330
2020	15,217
2021	14,948
2022	14,793
Thereafter	141,160
Total	$216,920

7. Investments in Receivables

Investment in receivables includes financing arrangements and management agreements whereby we purchased the right to receive a portion of a rental payment under a contract but are not a party to the lease and do not have a real property interest. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and included in investments in receivables in our financial statements. Investment in receivables also includes arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. These cash flow financing arrangements are accounted for as receivables in our financial statements.

Transfer of investments in receivables from the Sponsor and affiliates to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, were recorded at their estimated fair value. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. The Partnership acquired the investments in receivables that were recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%.

Interest income recognized on the receivables totaled $1.6 million, $1.2 million and $0.8 million during 2017, 2016, and 2015, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	Year Ended December 31,
	2017	2016
Investments in receivables – beginning	$17,440	$12,136
Acquisitions	4,389	5,934
Fair value adjustment	—	239
Repayments	(1,180)	(905)
Interest accretion	7	36
Foreign currency translation adjustment	126	—
Investments in receivables – ending	$20,782	$17,440

Annual amounts due as of December 31, 2017, are as follows (in thousands):

2018	$2,763
2019	2,292
2020	2,285
2021	2,348
2022	2,486
Thereafter	28,298
Total	$40,472
Interest	$19,690
Principal	20,782
Total	$40,472

8. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	December 31, 2017	December 31, 2016
Revolving credit facility	November 19, 2019	$304,000	$224,500

Series 2017-1 Class A	November 15, 2022 (1)	$62,000	$—
Series 2017-1 Class B	November 15, 2022 (1)	18,000	—
Series 2016-1 Class A	June 1, 2021 (2)	89,171	90,917
Series 2016-1 Class B	June 1, 2021 (2)	25,100	25,100
Secured Notes		$194,271	$116,017
Discount on Secured Notes		(1,826)	(15)
Deferred loan costs		(5,196)	(3,567)
Secured Notes, net		$187,249	$112,435

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

Revolving Credit Facility

The Partnership’s revolving credit facility with SunTrust Bank, as administrative agent, and a syndicate of lenders will mature on November 19, 2019 and will be available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On December 28, 2017, the Partnership exercised its option to increase the available commitments under its revolving credit facility, resulting in aggregate commitments of $390 million. Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged (or secured by mortgages), as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

Loans under the revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which will be the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one-month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one-month LIBOR plus an applicable margin of 2.50%.

Additionally, under the revolving credit facility we will be subject to a 25 basis points annual commitment fee associated with the available undrawn capacity subject to certain restrictions.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 19, 2019. As of December 31, 2017, $304 million was outstanding and there was $86 million of undrawn borrowing capacity, subject to compliance with certain covenants. As of December 31, 2017, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

Secured Notes

On November 30, 2017, the Partnership completed a securitization transaction (the “2017 Securitization”) involving certain outdoor advertising tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Series 2017-1 Secured Notes, Class A and Class B (the “2017 Secured Notes”), in an aggregate principal amount of $80.0 million. The net proceeds from the 2017 Securitization were primarily used to pay down the revolving credit facility by $54.0 million and $17.5 million held in a restricted reserve accounts, including $16.0 million into a site acquisition account to be used to acquire additional tenant sites pursuant to the Indenture. The Class B notes are subordinated in right of payment to the Class A notes. The 2017 Secured Notes were issued at a discount of $1.8 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2017 Secured Notes bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively. The Partnership is required to make monthly payments of principal and interest on Class A and Class B 2017 Secured Notes based on a 30-year amortization period, commencing in January 2018. On each payment date, commencing with the payment date occurring in January 2018, available funds will be used to repay the Class A 2017 Secured Notes in an amount sufficient to pay the Class A 2017 Secured Notes monthly amortization amount and to repay the Class B 2017 Secured Notes in an amount sufficient to pay the Class B 2017 Secured Notes monthly amortization amount on such payment date. No other payments of principal will be required to be made prior to the anticipated repayment date in November 2022.

On June 16, 2016, the Partnership completed a securitization transaction (the “2016 Securitization”) involving certain tenant sites and related real property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Series 2016-1 Secured Notes, Class A and Class B (the “2016 Secured Notes”), in an aggregate principal amount of $116.6 million. The net proceeds from the 2016 Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B notes are subordinated in right of payment to the Class A notes. The 2016 Secured Notes were issued at a discount of $17,292, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2016 Secured Notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. The Partnership is required to make monthly payments of principal and interest on the Class A 2016 Secured Notes based on a 30-year amortization period and monthly payments of interest only on the Class B 2016 Secured Notes, commencing in July 2016. On each payment date, commencing with the payment date occurring in July 2016, available funds will be used to repay the Class A 2016 Secured Notes in an amount sufficient to pay the Class A 2016 Secured Notes monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021.

The 2017 Secured Notes and the 2016 Secured Notes described above are collectively referred to as the “Secured Notes” and the tenant site assets securing the Secured Notes are collectively referred to as the “Secured Tenant Site Assets.”

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of December 31, 2017, $18.7 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated and combined balance sheets. Included in Restricted Cash is $16.0 million from the 2017 Secured Notes site acquisition account that was used on January 18, 2018 for the acquisition of certain assets from Fund H.

Certain information with respect to the 2017 Securitization and the 2016 Securitization is set forth below. The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination.

			Conditions Limiting Distributions of Excess Cash
	Issuer or Borrower	Notes Issued	Cash Trap DSCR	Amortization Period
2017 Securitization	LMRK Issuer Co. 2 LLC	Series 2017-1 Secured Notes, Class A and Class B	1.30x (1)	(2)
2016 Securitization	LMRK Issuer Co. LLC	Series 2016-1 Secured Notes, Class A and Class B	1.30x (1)	(2)

(1)

Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar months. During a Cash Trap DSCR condition, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the indenture, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the applicable issuer.

(2)

An amortization period commences if the DSCR is equal to or below 1.15x (the “Minimum DSCR”) at the end of any calendar month and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar months.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). As of December 31, 2017, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of December 31, 2017, are as follows (in thousands):

2018	$4,236
2019	6,110
2020	8,077
2021	105,652
2022	70,196
Total	$194,271

Interest Expense

For the years ended December 31, 2017, 2016 and 2015, the Partnership incurred interest expense of $18.4 million, $13.9 million and $11.0 million, respectively, and had interest payable of $0.7 million and $0.4 million as of December 31, 2017 and 2016, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $2.2 million, $1.7 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Drop-down Acquisitions

Interest expense for the years ended December 31, 2016 and 2015 includes retroactive adjustments of $2.5 million and $5.3 million, respectively, associated with the Acquired Funds’ secured debt facilities. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

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

9. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed	Effective	Maturity	Fair Value Asset (Liability) at December 31,
Entered	Value	Rate	Date	Date	2017	2016
December 24, 2014	$70,000	4.02%	12/24/2014	12/24/2018	$164	$(376)
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	174	13
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	840	354
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	761	720
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	364	347
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	418	426
June 12, 2017	50,000	4.56	3/2/2018	9/2/2024	438	—
					$3,159	$1,484

During the years ended December 31, 2017, 2016 and 2015, the Partnership recorded a gain of $1.7 million, $2.3 million and a loss of $0.4 million, respectively, resulting from the change in fair value of the interest rate swap agreements which is reflected as an unrealized gain (loss) on derivatives on the consolidated and combined statements of operations. During the years ended December 31, 2016 and 2015, the Partnership recorded a realized loss on derivatives of $0.1 million as a result of the termination of the Acquired Funds’ interest rate swap agreements.

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

The fair value of the interest rate swap agreements is derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at December 31, 2017. The following table summarizes the results of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$483	$(157)	$800	$(480)
February 5, 2015	4/13/2019	328	19	481	(138)
August 24, 2015	10/1/2022	1,930	(258)	2,981	(1,395)
March 23, 2016	12/24/2021	1,457	64	2,125	(662)
March 31, 2016	12/24/2021	643	87	909	(202)
March 31, 2016	4/13/2022	763	75	1,091	(286)
June 12, 2017	9/2/2024	1,906	(1,097)	3,329	(2,681)

10. Unit-Based Compensation

Compensation of our Directors

The Non-Employee Director Compensation Plan provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner with annualized compensation consisting of $35,000 in cash, payable quarterly, plus an annual grant of Common Units valued at $35,000 and additional cash compensation for attending meetings of the board of directors of the General Partner or a committee thereof. The chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $10,000 and the chairman of any other committee of the board of directors, as may be established at any time, shall be entitled to an amount in cash as determined by the board of directors.  On January 25, 2018 the board of directors of the General Partner adopted the Amended and Restated Non-Employee Director Compensation Plan that increased the cash and equity compensation for Non-Employee Directors to $40,000 in cash, payable quarterly, and an annual grant of Common Units valued at $40,000. Additionally, the chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $15,000.

Our Long‑Term Incentive Plan

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners LP 2014 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the General Partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of equity-based awards. The purpose of the LTIP is to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to individuals providing services to the Partnership or the General Partner to encourage superior performance. The LTIP is also intended to enhance the ability of the Partnership and the General Partner to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and the General Partner and to encourage these individuals to devote their best efforts to advancing the business of the Partnership and the General Partner. The LTIP will initially limit the number of units that may be delivered pursuant to vested awards to 785,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events, with such amount increased annually on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024 by a number of Common Units equal to the least of (i) 1,570,000 Common Units, (ii) 2% of the total number of common and subordinated units outstanding on the last day of the immediately preceding calendar year and (iii) such smaller number of Common Units as determined by the board of directors of the General Partner. Common Units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations, or otherwise terminated without delivery of the Common Units will be available for delivery pursuant to other awards. We have granted 6,798, 9,840 and 5,050 units under our LTIP as compensation to our Non-Employee Directors during the years ended December 31, 2017, 2016 and 2015, respectively, and no other awards were granted to any of our executive officers.

11. Equity

The table below summarizes changes in the numbers of units outstanding for the years ended December 31, 2017, 2016 and 2015 (in units):

			Series A	Series B
	Common	Subordinated	Preferred	Preferred
Balance at December 31, 2014	4,702,665	3,135,109	—	—
Issuance of Common Units - May 20, 2015	3,000,000	—	—	—
Issuance of units in connection with the Acquired Funds	4,112,429	—	—	—
Unit-based compensation	5,050	—	—	—
Balance at December 31, 2015	11,820,144	3,135,109	—	—
Issuance of Series A Preferred Units - April 4, 2016	—	—	800,000	—
Issuance of Series B Preferred Units - August 8, 2016	—	—	—	1,840,000
Issuance of units in connection with the Acquired Funds	3,592,430	—	—	—
Issuance of Common Units - October 19, 2016	3,450,000	—	—	—
ATM Programs	405,156	—	63,957	—
Unit Exchange Program	172,985	—	—	—
Unit-based compensation	9,840	—	—	—
Balance at December 31, 2016	19,450,555	3,135,109	863,957	1,840,000
Issuance of units to Fund G - April 28, 2017	221,729	—	—	—
ATM Programs	240,426	—	704,445	623,015
Unit Exchange Program	226,950	—	—	—
Unit-based compensation	6,798	—	—	—
Balance at December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015

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

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the years ended December 31, 2017 and 2016, the Partnership issued 240,426 and 405,156 Common Units under our Common Unit ATM Program, generating proceeds of approximately $4.2 million and $6.9 million before issuance costs, respectively.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the years ended December 31, 2017 and 2016, under the Unit Exchange Program we completed acquisitions of twelve and six tenant sites in exchange for 226,950 and 172,985 Common Units, valued at approximately $3.8 million and $2.6 million, respectively.

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

Subordinated Units

Our Partnership Agreement provides that, during the subordination period, the Common Units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per Common Unit, which amount is defined in our Partnership Agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the Common Units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters. Furthermore, no arrearages will accrue or be payable on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the Common Units. The requirements under our partnership agreement for the conversion of all the subordinated units into common units will be satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, will be converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

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

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2017, the Partnership issued 704,445 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $17.7 million before issuance costs. During the year ended December 31, 2016, the Partnership issued 63,957 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $1.6 million before issuance costs.

On August 8, 2016, the Partnership completed a public offering of $46.0 million of 7.9% Series B Cumulative Redeemable Perpetual Preferred Units, at a price of $25.00 per unit, representing limited partner interests in the Partnership (“Series B Preferred Units” and together with the Series A Preferred Units the “Preferred Units”). The Partnership issued 1,840,000 Series B Preferred Units, which included the full exercise of the underwriters’ option to purchase an additional 240,000 Series B Preferred Units. We received net proceeds of approximately $44.3 million after deducting underwriters’ discounts and offering expenses paid by us of $1.5 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

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

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2017, the Partnership issued 623,015 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $15.6 million before issuance costs. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the year ended December 31, 2016.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
March 31, 2015	April 23, 2015	May 14, 2015	$0.2975	$2,332
June 30, 2015	July 21, 2015	August 14, 2015	0.3075	3,334
September 30, 2015	October 22, 2015	November 13, 2015	0.3175	4,077
December 31, 2015	January 28, 2016	February 12, 2016	0.3250	4,864
March 31, 2016	April 20, 2016	May 13, 2016	0.3300	4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016	January 25, 2017	February 15, 2017	0.3500	7,985
March 31, 2017	April 20, 2017	May 15, 2017	0.3525	8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432
March 31, 2017	March 16, 2017	April 17, 2017	0.5000	432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909
March 31, 2017	April 20, 2017	May 15, 2017	0.4938	934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216

12. Net Income (Loss) Per Limited Partner Unit

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to limited partners	$19,257	$9,873	$736
Less:
Distributions declared on Preferred Units	(6,673)	(2,660)	—
General partner's incentive distribution rights	(488)	(110)	—
Net income attributable to common and subordinated unitholders	12,096	7,103	736
Distributions declared on common units	(28,983)	(21,314)	(10,693)
Distributions declared on subordinated units	(4,491)	(4,232)	(3,911)
Undistributed net loss	$(21,378)	$(18,443)	$(13,868)

The calculation of net income (loss) per unit related to the Partnership for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands, except per unit data):

	Year Ended December 31,
	2017		2016		2015
	Common	Subordinated	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units	Units	Units
Distributions declared	$28,983	$4,491	$21,314	$4,232	$10,693	$3,911
Undistributed net loss	(18,440)	(2,938)	(14,947)	(3,496)	(9,466)	(4,402)
Net income (loss) attributable to common and subordinated units - basic	10,543	1,553	6,367	736	1,227	(491)
Net income (loss) attributable to subordinated units	1,553	—	736	—	(491)	—
Net income (loss) attributable to common and subordinated units - diluted	$12,096	$1,553	$7,103	$736	$736	$(491)
Weighted-average units outstanding:
Basic	19,701	3,135	13,986	3,135	7,558	3,135
Effect of diluted subordinated units	3,135	—	3,135	—	3,135	—
Diluted	22,836	3,135	17,121	3,135	10,693	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.54	$0.50	$0.46	$0.23	$0.16	$(0.16)
Diluted(1)	$0.53	$0.50	$0.41	$0.23	$0.07	$(0.16)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. The diluted effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net income (loss) per unit for the years ended December 31, 2017, 2016 and 2015, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units at the beginning of the period.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	December 31,
	2017		2016
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$20,782	$20,995	$17,440	$17,550
Revolving credit facility	304,000	304,000	224,500	224,500
Secured Notes, net	187,249	187,895	112,435	112,608

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

For the years ended December 31, 2017 and 2016, the Partnership measured the following assets and liabilities at fair value on a recurring basis (in thousands):

	December 31,
	2017	2016
Derivative Assets(1)	$3,159	$1,860
Derivative Liabilities(1)	$—	$376

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

14. Related‑Party Transactions

General and Administrative Reimbursement

Under the omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the years ended December 31, 2017, 2016 and 2015, Landmark reimbursed us $3.5 million, $2.6 million and $2.1 million, respectively, for expenses related to certain general and administrative services that exceeded the cap. As of December 31, 2017, $0.5 million is included within due from affiliates related to the fourth quarter general and administrative reimbursement from Landmark.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the years ended December 31, 2017, 2016 and 2015, we incurred $0.1 million, $0.1 million and $6,250 of license fees related to the AIF patent license agreement.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the years ended December 31, 2017, 2016 and 2015, the Partnership completed the following ROFO acquisitions:

						Common Units
			Total No. of	Total	Total	Issued to
	Acquired	Total No.	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
Various (1)	Fund G	2	—	$14.8	221,729	221,729
August 30, 2016	Fund G	386	5	140.3	3,592,430	25,220
November 19, 2015	Fund F	136	—	44.5	1,266,317	217,133
November 19, 2015	Fund C	72	—	30.3	847,260	123,405
August 18, 2015	Fund E	193	—	65.9	1,998,852	171,737

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

Management Fee

In accordance with the limited liability company agreements for each of the Acquired Funds, Landmark or its affiliates were paid a management fee ranging from $45 to $75 per asset per month for providing various services to the funds. Management fees totaled $0.2 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. Upon execution of the omnibus agreement and completion of the closing of the IPO, Landmark’s right to receive this management fee has been terminated and we will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the years ended December 31, 2016 and 2015, financial information has been retroactively adjusted to include management fees of $0.2 million and $0.5 million, respectively, incurred by the Acquired Funds during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the 2016 Secured Notes and 2017 Secured Notes, the Partnership entered into applicable management agreements with the General Partner dated June 16, 2017 and November 30, 2017, respectively. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $18,451 and $10,215 of Secured Tenant Site Assets’ management fees during the years ended December 31, 2017 and 2016, respectively.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our general partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of December 31, 2017, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of December 31, 2017, the Partnership incurred $0.2 million in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. Accordingly, based on the cash distribution declared on October 26, 2016, our General Partner receive 15% of the cash distribution in excess of our second target distribution as defined in our Partnership Agreement for the quarter ended December 31, 2017. During the years ended December 31, 2017 and 2016, we paid $0.5 million and $0.1 million of incentive distribution rights, respectively.

Due from Affiliates

At December 31, 2017 and 2016, the General Partner and affiliates owed $0.6 million and $0.6 million, respectively, to the Partnership primarily for general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the year ended December 31, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$33,456	$11,367	$7,802	$—	$52,625
Expenses
Property operating	22	228	144	—	394
General and administrative	—	—	—	5,286	5,286
Acquisition-related	22	230	—	1,035	1,287
Amortization	10,898	2,070	569	—	13,537
Impairments	645	203	—	—	848
Total expenses	11,587	2,731	713	6,321	21,352
Total other income and expenses	698	144	740	(16,724)	(15,142)
Income (loss) before income tax benefit	22,567	8,780	7,829	(23,045)	16,131
Income tax benefit	—	—	—	(3,145)	(3,145)
Net income (loss)	$22,567	$8,780	$7,829	$(19,900)	$19,276

For the year ended December 31, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$30,440	$8,176	$2,555	$—	$41,171
Expenses
Management fees to affiliate	112	83	1	—	196
Property operating	62	29	16	—	107
General and administrative	—	—	—	3,755	3,755
Acquisition-related	244	52	25	2,585	2,906
Amortization	9,649	1,247	295	—	11,191
Impairments	1,130	145	—	—	1,275
Total expenses	11,197	1,556	337	6,340	19,430
Total other income and expenses	1,067	—	532	(13,419)	(11,820)
Net income (loss)	$20,310	$6,620	$2,750	$(19,759)	$9,921

For the year ended December 31, 2015 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$26,546	$6,846	$205	$—	$33,597
Expenses
Management fees to affiliate	319	161	—	—	480
Property operating	24	12	—	—	36
General and administrative	—	—	—	2,923	2,923
Acquisition-related	1,951	80	29	1,956	4,016
Amortization	7,581	1,022	48	—	8,651
Impairments	3,426	476	—	—	3,902
Total expenses	13,301	1,751	77	4,879	20,008
Total other income and expenses	796	227	9	(13,416)	(12,384)
Net income (loss)	$14,041	$5,322	$137	$(18,295)	$1,205

The Partnership’s total assets by segment were (in thousands):

	December 31,
	2017	2016
Segments
Wireless communication	$440,139	$394,991
Outdoor advertising	175,825	92,660
Renewable power generation	111,482	103,052
Corporate assets	40,553	12,357
Total assets	$767,999	$603,060

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

As of December 31, 2017, the Partnership had a $1.3 million commitment to acquire and deploy the Zero Site microgrid solution across North America, a self-contained neutral-host smart pole designed for wireless carrier and other wireless operator colocation.

As of December 31, 2017, the Partnership had approximately $81.4 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

17. Tenant Concentration

For the years ended December 31, 2017, 2016 and 2015, the Partnership had the following tenant revenue concentrations:

	Year Ended December 31,
Tenant	2017	2016	2015
T-Mobile	11.7%	13.8%	15.4%
Verizon	8.9%	9.7%	9.8%
Sprint	9.5%	11.4%	12.5%
AT&T Mobility	11.0%	12.6%	13.1%
Crown Castle	9.2%	10.3%	11.1%

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

18. Income Taxes

The Partnership is not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our consolidated REIT Subsidiary files as a corporation for U.S. federal income tax purposes. The REIT Subsidiary has elected to be treated as a REIT and may deduct earnings distributed to stockholders against the income generated by its REIT operations, therefore it does not have any federal income tax liability. Additionally, our wholly owned subsidiary Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal and state income tax purposes. In addition, certain subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income. The following information pertains to the Partnership’s income taxes on a consolidated basis.

Income before income tax benefit by geographic area is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$15,259	$10,554	$1,179
Foreign	872	(633)	26
Total	$16,131	$9,921	$1,205

For the year ended December 31, 2017, income tax benefit consisted of the following (in thousands):

Year Ended December 31,
2017
Current
Domestic	$—
Foreign	70
Deferred
Domestic	(3,215)
Foreign	—
Income tax benefit	$(3,145)

For the years ended December 31, 2016 and 2015, income tax expense (benefit) was zero.

The statutory federal income tax rate is 34 percent (for all years presented) and the foreign income tax rates range from 15 percent to 39 percent.  The difference between income tax benefit recorded by us and income taxes computed by applying the statutory corporate income tax rates to income before income tax benefit is due to the fact that the majority of our income is not subject to federal, state and foreign income tax as described above.

Reconciliation between the U.S. statutory rate and the effective rate from income before income tax benefit is as follows:

Year Ended December 31,
2017
Statutory tax rate	34%
Adjustment to reflect MLP/REIT status	(29)%
Valuation allowance	(32)%
Change in tax law	9%
Other	(1)%
Effective tax rate	(19)%

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

The statutory federal income tax rate is 21 percent for valuation of the deferred tax assets and liabilities in future years resulting in a decrease in deferred tax asset of $1.5 million from December 31, 2016 to December 31, 2017. Asset OpCo believes it is more likely than not that the deferred tax asset will be realized and reduced its valuation allowance by $5.3 million, included in income tax benefit for the year ended December 31, 2017, resulting in zero valuation allowance as of December 31, 2017. During the year ended December 31, 2016, Asset OpCo’s acquisition activity and results of operations generated $5.5 million in deferred taxes with a valuation allowance of $5.3 million. For the years ended December 31, 2017 and 2016, there was no deferred tax liability. The change in deferred taxes is primarily a result of differences between book and tax bases of the contributed and purchased assets into Asset OpCo, and operating loss carry forwards.

Asset OpCo generated a NOL for the year ended December 31, 2017 and 2016 which can be used to offset taxable income in future and prior years, subject to specified limitations.  At December 31, 2017 and 2016 Asset OpCo had an NOL carryforward of $0.1 million and $5.2 million, translating to a deferred tax asset before valuation allowance of less than $0.1 million and $2.1 million, respectively.  The federal NOL carryforwards expire beginning in 2035.

As of December 31, 2017 and 2016, we had no liability reported for unrecognized tax benefits. We did not have any significant interest or penalties related to income taxes during the years ended December 31, 2017, 2016, and 2015.

19. Supplemental Cash Flow Information

Noncash activities for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Capital contribution to fund general and administrative expense reimbursement	$491	$545	$645
Purchase price for acquisitions included in due to Landmark and affiliates	196	217	—
Issuance of common units for Acquired Funds	3,492	64,664	63,571
Unit Exchange Program acquisitions	3,816	2,639	—
Fair value adjustment of investments in receivables	—	239	12
Distributions payable to preferred unitholders	1,296	800	—
Offering costs included in accounts payable and accrued liabilities	—	165	—
Deferred loan costs included in accounts payable and accrued liabilities	285	235	—
Purchase price for acquisitions and construction activities included in accounts payable	642	405	—

Cash flows related to interest paid was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid for interest	$15,797	$12,349	$8,746

20. Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except unit data). Quarterly financial information has been retroactively adjusted for transactions between entities under common control.

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$11,841	$12,803	$13,499	$14,482
Net income	3,527	2,677	3,798	9,274
Less: Net income attributable to noncontrolling interest	3	4	4	8
Net income attributable to limited partners	3,524	2,673	3,794	9,266
Net income per limited partner unit:
Common units – basic	0.09	0.05	0.08	0.31
Common units – diluted	0.09	0.05	0.08	0.31
Subordinated units – basic and diluted	0.09	0.05	0.08	0.28
Cash distribution declared per unit	0.3525	0.3550	0.3575	0.3675

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$9,739	$9,768	$10,166	$11,498
Net income	146	611	372	8,792
Less: Pre-acquisition net income (loss) from Drop-down Assets	573	582	(1,102)	(5)
Net income (loss) attributable to limited partners	(427)	29	1,474	8,797
Net income (loss) per limited partner unit
Common units – basic	(0.03)	(0.02)	0.06	0.34
Common units – diluted	(0.03)	(0.02)	0.06	0.34
Subordinated units – basic and diluted	(0.03)	(0.03)	(0.10)	0.33
Cash distribution declared per unit	0.3300	0.3325	0.3375	0.3500

21. Subsequent Events

On January 18, 2018, the Partnership acquired 127 tenant sites and related real property interests from Fund H, in exchange for 1,506,421 Common Units representing limited partner interests in the Partnership; and (ii) cash consideration of approximately $32.2 million, for total consideration of $60.2 million (the “Transaction”). The cash consideration for the Transaction was funded with $16.0 million from the Partnership’s Series 2017-1 note securitization site acquisition account and the remainder from borrowings under the Partnership’s revolving credit facility and available cash.

Landmark Infrastructure Partners LP

Schedule III – Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2017

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2017(1)(2)
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	improvements	Total	Land	improvements	Total	depreciation	Acquired
Wireless Communication	Mound House, NV	$—	$100	$—	$100	$100	$—	$100	$—	2012
Wireless Communication	Las Vegas, NV	—	536	—	536	536	—	536	—	2012
Wireless Communication	Tombstone, AZ	—	593	—	593	593	—	593	—	2012
Outdoor Advertising	Rosemont, IL	—	971	—	971	971	—	971	—	2013
Outdoor Advertising	Gary, IN	—	119	—	119	119	—	119	—	2013
Wireless Communication	Walnut Creek, CA	—	705	—	705	705	—	705	—	2013
Wireless Communication	Los Angeles, CA	—	331	—	331	331	—	331	—	2013
Outdoor Advertising	Largo, FL	—	168	—	168	168	—	168	—	2014
Outdoor Advertising	Grand Prairie, TX	—	300	—	300	300	—	300	—	2014
Outdoor Advertising	Terrell, TX	—	48	—	48	48	—	48	—	2014
Outdoor Advertising	Phoenix, AZ	—	321	—	321	321	—	321	—	2014
Outdoor Advertising	Houston, TX	—	258	—	258	258	—	258	—	2014
Outdoor Advertising	Saint Petersburg, FL	—	200	—	200	200	—	200	—	2014
Outdoor Advertising	Vadnais Heights, MN	—	390	—	390	390	—	390	—	2014
Outdoor Advertising	West Palm Beach, FL	—	215	—	215	215	—	215	—	2014
Outdoor Advertising	West Palm Beach, FL	—	107	—	107	107	—	107	—	2014
Wireless Communication	Orlando, FL	—	531	—	531	531	—	531	—	2014
Outdoor Advertising	Chattanooga, TN	—	73	—	73	73	—	73	—	2014
Outdoor Advertising	Monroe, MI	—	447	—	447	447	—	447	—	2014
Outdoor Advertising	Mary Esther, FL	—	22	—	22	22	—	22	—	2015
Renewable Power Generation	West Deptford, NJ	—	1,813	—	1,813	1,813	—	1,813	—	2015
Wireless Communication	Mary Esther, FL	—	262	—	262	262	—	262	—	2015
Wireless Communication	Milwaukee, WI	—	273	—	273	273	—	273	—	2015
Renewable Power Generation	West Chicago, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Renewable Power Generation	Joliet, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Outdoor Advertising	Phoenix, AZ	—	325	—	325	325	—	325	—	2015
Renewable Power Generation	Hubbardston, MA	—	1,229	—	1,229	1,229	—	1,229	—	2015
Outdoor Advertising	London, UK	—	3,778	—	3,778	3,778	—	3,778	—	2016
Renewable Power Generation	Valley Center, CA	—	880	—	880	880	—	880	—	2016
Outdoor Advertising	Homebush West, New South Wales	—	529	—	529	529	—	529	—	2016
Outdoor Advertising	Golden Square, Victoria	—	272	—	272	272	—	272	—	2016
Outdoor Advertising	Forbes, New South Wales	—	33	—	33	33	—	33	—	2016
Renewable Power Generation	Rosamond, CA	—	41,505	—	41,505	41,505	—	41,505	—	2016
Renewable Power Generation	Rosamond, CA	—	14,137	—	14,137	14,137	—	14,137	—	2016
Renewable Power Generation	Rosamond, CA	—	3,215	—	3,215	3,215	—	3,215	—	2016
Renewable Power Generation	Leemore, CA	—	11,267	—	11,267	11,267	—	11,267	—	2016
Renewable Power Generation	Jacksonville, FL	—	731	—	731	731	—	731	—	2016
Renewable Power Generation	Florence Township, NJ	—	2,200	—	2,200	2,200	—	2,200	—	2017
Wireless Communication	Appleton, WI	—	594	—	594	594	—	594	—	2017
Outdoor Advertising	Glasgow, UK	—	3,994	—	3,994	3,994	—	3,994	—	2017
Outdoor Advertising	Salford, UK	—	279	—	279	279	—	279	—	2017

Wireless Communication	Encounter Bay, South Australia	—	282	—	282	282	—	282	—	2017
Outdoor Advertising	Leeds, UK	—	529	—	529	529	—	529	—	2017
Outdoor Advertising	Leeds, UK	—	2,624	—	2,624	2,624	—	2,624	—	2017
Outdoor Advertising	London, UK	—	3,395	—	3,395	3,395	—	3,395	—	2017
Renewable Power Generation	Pemberton, NJ	—	1,092	—	1,092	1,092	—	1,092	—	2017
Outdoor Advertising	Liverpool, UK	—	687	—	687	687	—	687	—	2017
Outdoor Advertising	Barnet, UK	—	509	—	509	509	—	509	—	2017
Outdoor Advertising	Bristol, UK	—	5,886	—	5,886	5,886	—	5,886	—	2017
Wireless Communication	Austin, TX	—	745	3,701	4,446	745	3,701	4,446	(4)	2017
Wireless Communication	Charlotte, NC	—	106	393	499	106	393	499	(1)	2017
Wireless Communication	Mars Hill, NC	—	116	—	116	116	—	116	—	2017
Renewable Power Generation	Ringoes, NJ	—	2,113	—	2,113	2,113	—	2,113	—	2017
Renewable Power Generation	Tehachapi, CA	—	—	1,060	1,060	—	1,060	1,060	(8)	2017
	Total	$—	$114,385	$5,154	$119,539	$114,385	$5,154	$119,539	$(13)

(1)	A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate:
Balances at beginning of year	$88,845	$12,887	$7,730
Acquisition of real estate	30,694	75,958	5,157
Balances at end of year	$119,539	$88,845	$12,887
Accumulated depreciation:
Balances at beginning of year	$—	$—	$—
Depreciation expense	13	—	—
Balances at end of year	$13	$—	$—

(2)	The aggregate cost of real estate for federal income tax purposes is $132.6 million (unaudited).