Form 10-Q
period 2018-03-31
Landmark Infrastructure Partners LP
filed 2018-05-02
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 25,005,542  common units outstanding at April 27, 2018.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	March 31, 2018	December 31, 2017
Assets
Land	$122,141	$114,385
Real property interests	649,673	596,422
Construction in progress	18,230	7,574
Total land and real property interests	790,044	718,381
Accumulated amortization real property interests	(41,310)	(37,817)
Land and net real property interests	748,734	680,564
Investments in receivables, net	20,608	20,782
Cash and cash equivalents	10,501	9,188
Restricted cash	3,621	18,672
Rent receivables, net	4,045	4,141
Due from Landmark and affiliates	—	629
Deferred loan costs, net	3,149	3,589
Deferred rent receivable	4,264	4,252
Derivative assets	6,307	3,159
Other intangible assets, net	22,709	17,984
Other assets	5,608	5,039
Total assets	$829,546	$767,999
Liabilities and equity
Revolving credit facility	$344,000	$304,000
Secured notes, net	186,522	187,249
Accounts payable and accrued liabilities	15,509	4,978
Due to Landmark and affiliates	282	—
Other intangible liabilities, net	13,741	12,833
Prepaid rent	6,309	4,581
Total liabilities	566,363	513,641
Commitments and contingencies (Note 14)
Equity
Series A cumulative redeemable preferred units, 1,593,149 and 1,568,402 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37,207	36,604
Series B cumulative redeemable preferred units, 2,463,015 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	58,936	58,936
Common units, 25,005,542 and 20,146,458 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	334,651	288,527
Subordinated units, zero and 3,135,109 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	19,641
General Partner	(169,818)	(150,519)
Accumulated other comprehensive income	2,006	968
Total partners' equity	262,982	254,157
Noncontrolling interests	201	201
Total equity	263,183	254,358
Total liabilities and equity	$829,546	$767,999

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Revenue
Rental revenue	$15,695	$11,841
Expenses
Property operating	286	87
General and administrative	1,699	1,408
Acquisition-related	185	467
Amortization	4,022	3,129
Impairments	—	156
Total expenses	6,192	5,247
Other income and expenses
Interest and other income	438	359
Interest expense	(6,272)	(3,920)
Unrealized gain on derivatives	3,148	494
Total other income and expenses	(2,686)	(3,067)
Income before income tax expense	6,817	3,527
Income tax expense	76	—
Net income	6,741	3,527
Less: Net income attributable to noncontrolling interest	4	3
Net income attributable to limited partners	6,737	3,524
Less: Distributions declared to preferred unitholders	(1,944)	(1,344)
Less: General partner's incentive distribution rights	(195)	(88)
Net income attributable to common and subordinated unitholders	$4,598	$2,092
Net income (loss) per common and subordinated unit
Common units – basic	$0.21	$0.09
Common units – diluted	$0.19	$0.09
Subordinated units – basic and diluted	$(0.19)	$0.09
Weighted average common and subordinated units outstanding
Common units – basic	22,996	19,457
Common units – diluted	24,564	19,457
Subordinated units – basic and diluted	1,568	3,135
Cash distributions declared per common and subordinated unit	$0.3675	$0.3525

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$6,741	$3,527
Other comprehensive income:
Foreign currency translation adjustment	1,038	208
Other comprehensive income	1,038	208
Comprehensive income	7,779	3,735
Less: Comprehensive income attributable to noncontrolling interest	4	3
Comprehensive income attributable to limited partners	$7,775	$3,732

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Partners’ Capital

(in thousands)

										Accumulated
			Preferred	Preferred			Preferred	Preferred		Other
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity
Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	208	—	208
Issuance of Common Units, net	8	—	—	—	128	—	—	—	—	—	—	128
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	103	103
Distributions	—	—	—	—	(6,810)	(1,097)	(422)	(922)	(77)	—	(3)	(9,331)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	955	—	—	955
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105
Net income	—	—	—	—	1,812	280	422	922	88	—	3	3,527
Balance as of March 31, 2017	19,466	3,135	864	1,840	$289,531	$21,707	$19,393	$44,256	$(134,664)	$(301)	$103	$240,025

Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,038	—	1,038
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603
Issuance of Common Units, net	1,721	—	—	—	30,926	—	—	—	—	—	—	30,926
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—
Distributions	—	—	—	—	(7,959)	(1,152)	(768)	(1,176)	(302)	—	(4)	(11,361)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	1,202	—	—	1,202
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70
Net income (loss)	—	—	—	—	4,901	(303)	768	1,176	195	—	4	6,741
Balance as of March 31, 2018	25,006	—	1,593	2,463	$334,651	$—	$37,207	$58,936	$(169,818)	$2,006	$201	$263,183

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$6,741	$3,527
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	70	105
Unrealized gain on derivatives	(3,148)	(494)
Amortization expense	4,022	3,129
Amortization of above- and below- market lease	(328)	(283)
Amortization of deferred loan costs	798	437
Amortization of discount on secured notes	93	1
Receivables interest accretion	—	(9)
Impairments	—	156
Allowance for doubtful accounts	(10)	15
Changes in operating assets and liabilities:
Rent receivables, net	107	46
Accounts payable and accrued liabilities	743	(1,443)
Deferred rent receivables	81	(244)
Prepaid rent	1,728	1,306
Due from Landmark and affiliates	1,126	384
Other assets	(343)	146
Net cash provided by operating activities	11,680	6,779
Investing activities
Acquisition of land	(6,931)	—
Acquisition of real property interests and construction activities	(27,309)	(12,437)
Repayments of receivables	299	245
Net cash used in investing activities	(33,941)	(12,192)
Financing activities
Proceeds from the issuance of Common Units, net	437	—
Proceeds from the issuance of Preferred Units, net	603	—
Proceeds from the issuance of non-controlling interests, net	—	103
Proceeds from revolving credit facility	40,000	20,000
Principal payments on revolving credit facility	—	(291)
Principal payments on Secured Notes	(969)	—
Deferred loan costs	(253)	—
Capital contribution to fund general and administrative expense reimbursement	491	544
Distributions to preferred unitholders	(1,996)	(1,337)
Distributions to common and subordinated unitholders	(9,413)	(7,985)
Distributions to non-controlling interests	(4)	(3)
Consideration paid to General Partner associated with Drop-down Acquisitions	(20,394)	—
Net cash provided by financing activities	8,502	11,031
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	21	127
Net increase in cash, cash equivalents and restricted cash	(13,738)	5,745
Cash, cash equivalents and restricted cash at beginning of the period	27,860	5,562
Cash, cash equivalents and restricted cash at end of the period	$14,122	$11,307

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a wholly owned subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which is intended to qualify as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of March 31, 2018, the Sponsor and affiliates own (a) our general partner; (b) 3,193,743 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated Financial Statements

In accordance with the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”), drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to March 31, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets is allocated to the General Partner.

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three months ended March 31, 2018 and 2017 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All references to tenant sites are unaudited.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”). Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. Certain foreign wholly owned subsidiaries of the Partnership conduct certain activities in international locations that generate taxable income and will be treated as taxable entities. Additionally, our consolidated REIT subsidiary, Landmark Infrastructure Inc., a Delaware corporation, files as a corporation for U.S. federal income tax purposes. The REIT Subsidiary has elected to be treated as a REIT and we believe that it has operated in a manner that has allowed the REIT Subsidiary to qualify as a REIT for federal income tax purposes, and the REIT Subsidiary intends to continue operating in such manner. If the REIT Subsidiary fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions, all of its taxable income would be subject to federal income tax at regular corporate rates. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated and combined financial statements, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and corporations. The Partnership continues to assess the impact of the TCJA, including qualification as a real estate business. Our tax expense is provisional and reflected in the consolidated financial statements as of March 31, 2018. The issuance of future administrative guidance may further clarify the interpretation of the new law and require adjustments to the provisional amount we recorded. Any adjustment required to this provisional amount is not expected to be material.

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standard Codification. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are not expected to have a material impact on its combined financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. The Partnership adopted ASU 2016-18 during the first quarter of fiscal 2018. The retrospective adoption increased the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. Accordingly, the consolidated statement of cash flows for the period ending in March 31, 2017 has been reclassed to conform to the current presentation. The amount of restricted cash included in the beginning and ending cash balances within the consolidated statements of cash flows was $18.7 million and $3.6 million, respectively, for the three months ended March 31, 2018 and $2.9 million and $1.8 million, respectively, for the three months ended March 31, 2017. The adoption had no other material impacts to the consolidated statements of cash flows and had no impact on the results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU requires us to identify lease and nonlease components of a lease agreement. Revenue related to nonlease components will be subject to the new revenue recognition standard, as described below, effective upon adoption of the new lease accounting standard. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), would be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. However, in March 2018, the FASB approved an optional practical expedient that would allow lessors to elect, by class of underlying asset, to not separate nonlease components from the related lease components. The practical expedient would be limited to circumstances in which both (1) the timing and pattern of revenue recognition are the same for the nonlease component and related lease component and (2) the combined single lease component would be classified as an operating lease. The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards (ASU No 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842). The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date. The Partnership’s land easements are primarily prepaid and included on the balance sheet in real property interest. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard mandates the use of the modified retrospective transition method. The Partnership is currently evaluating the impact of the adoption of the new lease accounting standard on our consolidated financial statements including the method of transition. We expect to adopt the new lease accounting standard on January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The revenue recognition five-step model requires an entity to (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. The Partnership completed its evaluation of its existing contracts during the fourth quarter of 2017 and adopted ASU No. 2014-09 on January 1, 2018. The Partnership concluded that the adoption of ASU No. 2014-09 does not have a material impact on its consolidated financial statements as the Partnership’s current revenue contracts are leases and not within the scope of the Revenue from Contracts with Customers (Topic 606).

3. Acquisitions

Drop-down Acquisitions

During the three months ended March 31, 2018 and for the year ended December 31, 2017, the Partnership completed one and four drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively referred to as the “Drop-down Acquisitions”). Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”) and Landmark Dividend Growth Fund-G LLC (“Fund G”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly-owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership during 2018 and 2017:

		Number of Tenant Sites					Consideration (in millions)
Acquisition Date	Source	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
January 18, 2018	Fund H	30	90	7	127	—	$32.6	$27.3	$59.9
2018 Acquisitions		30	90	7	127	—	$32.6	$27.3	$59.9
December 20, 2017	Sponsor	23	5	1	29	—	$17.6	$—	$17.6
September 28, 2017	Sponsor	39	10	—	49	—	33.3	—	33.3
September 8, 2017	Sponsor(1)	—	—	1	1	—	1.6	—	1.6
July 28, 2017	Sponsor	30	1	1	32	2	22.0	—	22.0
June 8, 2017	Sponsor(1)	30	9	2	41	—	24.7	—	24.7
April 28, 2017	Sponsor(2)	—	1	—	1	—	4.3	—	4.3
April 28, 2017	Fund G(2)	—	1	—	1	—	3.8	3.5	7.3
March 31, 2017	Fund G(2)	—	1	—	1	—	7.5	—	7.5
2017 Acquisitions		122	28	5	155	2	$114.8	$3.5	$118.3

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

The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

Third Party Acquisitions

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Partnership completed several direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the three months ended March 31, 2018 and the year ended December 31, 2017:

	No. of Tenant Sites					Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
First Quarter
UEP	5	1	—	6	—	$—	$3.2	$3.2
Domestic	15	12	—	27	—	21.3	—	21.3
Total	20	13	—	33	—	$21.3	$3.2	$24.5
2018 Total	20	13	—	33	—	$21.3	$3.2	$24.5
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
Third Quarter
International	—	2	—	2	—	$4.1	$—	$4.1
Domestic	3	—	—	3	—	0.8	—	0.8
Total	3	2	—	5	—	$4.9	$—	$4.9
Fourth Quarter
International	—	3	—	3	—	$11.5	$—	$11.5
UEP	3	4	—	7	—	—	2.7	2.7
Domestic	14	5	2	21	—	6.5	—	6.5
Total	17	12	2	31	—	$18.0	$2.7	$20.7
2017 Total	35	26	2	63	1	$37.2	$3.8	$41.0

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	March 31, 2018	December 31, 2017
Land	$122,141	$114,385
Real property interests – perpetual	124,566	114,612
Real property interests – finite life	525,107	481,810
Construction in progress	18,230	7,574
Total land and real property interests	790,044	718,381
Accumulated amortization of real property interests	(41,310)	(37,817)
Land and net real property interests	$748,734	$680,564

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Partnership paid total consideration of $59.9 million and $118.3 million for Drop-down Acquisitions, respectively. The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. During the three months ended March 31, 2018, the difference between the total consideration of $59.9 million and the net carrying value of $39.5 million, was allocated to the General Partner.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of March 31, 2018 and December 31, 2017, the Partnership’s $18.2 million and $7.6 million, respectively, of construction in progress related to the construction of the Flex Grid solution.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of March 31, 2018, the consolidated joint venture had ten tenant sites and one investment in receivable with total assets of $34.3 million. During the three months ended March 31, 2018, the consolidated joint venture generated rental revenue of $0.6 million.

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

The following table summarizes final allocations for acquisitions during the three months ended March 31, 2018 and the year ended December 31, 2017 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2018	$6,931	$53,148	$4,859	$612	$(1,473)	$64,077
2017	25,151	107,195	3,781	976	(1,850)	135,253

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of March 31, 2018, are as follows (in thousands):

2018 (nine months)	$10,678
2019	13,971
2020	13,410
2021	12,819
2022	12,535
Thereafter	420,384
Total	$483,797

The weighted average remaining amortization period for non‑perpetual real property interests is 46 years as of March 31, 2018.

There was no impairment recognized during the three months ended March 31, 2018. During the three months ended March 31, 2017, two of the Partnership’s real property interests were impaired as a result of termination notices received and recognized impairment charges totaling $0.2 million. The carrying value of each real property interest was determined to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	March 31, 2018	December 31, 2017
Acquired in-place lease
Gross amount	$25,362	$20,486
Accumulated amortization	(6,644)	(6,119)
Net amount	$18,718	$14,367
Acquired above-market leases
Gross amount	$7,113	$6,503
Accumulated amortization	(3,122)	(2,886)
Net amount	$3,991	$3,617
Total other intangible assets, net	$22,709	$17,984
Acquired below-market leases
Gross amount	$(22,690)	$(21,218)
Accumulated amortization	8,949	8,385
Total other intangible liabilities, net	$(13,741)	$(12,833)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.3 million as an increase to rental revenue for the three months ended March 31, 2018 and 2017, respectively. We recorded amortization of in‑place lease intangibles of $0.5 million and $0.4 million as amortization expense for the three months ended March 31, 2018 and 2017, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2018 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2018 (nine months)	$1,741	$645	$(1,741)
2019	2,234	710	(2,267)
2020	2,141	522	(2,198)
2021	1,729	402	(1,909)
2022	1,574	323	(1,742)
Thereafter	9,299	1,389	(3,884)
Total	$18,718	$3,991	$(13,741)

6. Investments in Receivables

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

Interest income recognized on the receivables totaled $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	March 31, 2018	December 31, 2017
Investments in receivables – beginning	$20,782	$17,440
Acquisitions	—	4,389
Repayments	(299)	(1,180)
Interest accretion	—	7
Foreign currency translation adjustment	125	126
Investments in receivables – ending	$20,608	$20,782

Annual amounts due as of March 31, 2018, are as follows (in thousands):

2018 (nine months)	$2,046
2019	2,292
2020	2,285
2021	2,348
2022	2,486
Thereafter	28,422
Total	$39,879
Interest	$19,271
Principal	20,608
Total	$39,879

7. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	March 31, 2018	December 31, 2017
Revolving credit facility	November 19, 2019	$344,000	$304,000

Series 2017-1 Class A 4.10%	November 15, 2022 (1)	$61,733	$62,000
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	17,880	18,000
Series 2016-1 Class A 3.52%	June 1, 2021(2)	88,589	89,171
Series 2016-1 Class B 7.02%	June 1, 2021(2)	25,100	25,100
Secured Notes		193,302	194,271
Discount on Secured Notes		(1,733)	(1,826)
Deferred loan costs		(5,047)	(5,196)
Secured Notes, net		$186,522	$187,249

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity. On December 28, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $23 million, resulting in aggregate commitments of $390 million under the revolving credit facility. Additionally, as part of the Partnership’s organization structure change on July 31, 2017, the Partnership entered into a Second Amended and Restated Credit Agreement related to its revolving credit facility to add new subsidiaries as borrowers and added certain subsidiaries as guarantors. As of March 31, 2018, there was $46 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of March 31, 2018, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

Secured Notes

On November 30, 2017, the Partnership completed a securitization transaction (the “2017 Securitization”) involving certain outdoor advertising tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Series 2017-1 Secured Notes, Class A and Class B (the “2017 Secured Notes”), in an aggregate principal amount of $80.0 million. The net proceeds from the 2017 Securitization were primarily used to pay down the revolving credit facility by $54.0 million and $17.5 million held in a restricted reserve accounts, including $16.0 million into a site acquisition account subsequently used on January 18, 2018 to acquire additional tenant sites pursuant to the Indenture. The Class B notes are subordinated in right of payment to the Class A notes. The 2017 Secured Notes were issued at a discount of $1.8 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2017 Secured Notes bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of March 31, 2018, $3.6 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0. As of March 31, 2018, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of March 31, 2018, are as follows (in thousands):

2018 (nine months)	$3,268
2019	6,110
2020	8,077
2021	105,652
2022	70,195
Total	$193,302

Interest Expense

The Partnership incurred interest expense of $6.3 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Partnership had interest payable of $0.7 million, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $0.8 million and $0.4 million for three months ended March 31, 2018 and 2017, respectively.

8. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Revolver	Effective	Maturity	Fair Value Asset at
Entered	Value	Fixed Rate	Date	Date	March 31, 2018	December 31, 2017
December 24, 2014	$70,000	4.02%	12/24/2014	12/24/2018	$279	$164
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	227	174
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	1,672	840
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	1,332	761
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	593	364
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	709	418
June 12, 2017	50,000	4.56	3/2/2018	9/2/2024	1,495	438
					$6,307	$3,159

During the three months ended March 31, 2018 and 2017, the Partnership recorded a gain of $3.1 million and a gain of $0.5 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain on derivative financial instruments on the consolidated statements of operations.

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at March 31, 2018. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$512	$45	$744	$(191)
February 5, 2015	4/13/2019	351	102	475	(25)
August 24, 2015	10/1/2022	2,703	665	3,685	(394)
March 23, 2016	12/24/2021	2,029	651	2,691	(64)
March 31, 2016	12/24/2021	872	322	1,136	37
March 31, 2016	4/13/2022	1,054	375	1,379	21
June 12, 2017	9/2/2024	2,930	69	4,288	(1,436)

9. Equity

The table below summarizes changes in the number of units outstanding for the three months ended March 31, 2018 and 2017 (in units):

			Series A	Series B
	Common	Subordinated	Preferred	Preferred
Balance as of December 31, 2016	19,450,555	3,135,109	863,957	1,840,000
Unit Exchange Program	8,546	—	—	—
Unit-based compensation	6,798	—	—	—
Balance as of March 31, 2017	19,465,899	3,135,109	863,957	1,840,000

Balance as of December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—
ATM Programs	27,830	—	24,747	—
Unit Exchange Program	185,898	—	—	—
Unit-based compensation	3,826	—	—	—
Balance as of March 31, 2018	25,005,542	—	1,593,149	2,463,015

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell common and preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

Common Units

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended March 31, 2018, 27,830 Common Units were issued under the Common Unit ATM Program generating proceeds of approximately $0.5 million before issuance costs. No Common Units were issued under the Common Unit ATM Program during the three months ended March 31, 2017.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the three months ended March 31, 2018 and 2017, under the Unit Exchange Program, we completed an acquisition of six and one tenant sites in exchange for 185,898 and 8,546 Common Units, valued at approximately $3.2 million and $0.1 million, respectively.

Subordinated Units

Our Partnership Agreement provides that, during the subordination period, the Common Units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per Common Unit, which amount is defined in our Partnership Agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the Common Units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters. Furthermore, no arrearages will accrue or be payable on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the Common Units. The requirements under our Partnership Agreement for the conversion of all the subordinated units into common units were satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, were converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

Preferred Units

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended March 31, 2018, the Partnership issued 24,747 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $0.6 million before issuance costs. No Series A Preferred Units were issued under the Series A Preferred Unit ATM Program during the three months ended March 31, 2017.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the three months ended March 31, 2018 and 2017.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
March 31, 2017	April 20, 2017	May 15, 2017	$0.3525	$8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
March 31, 2018	April 19, 2018	May 15, 2018	0.3675	9,384
Series A Preferred Units
March 31, 2017	March 16, 2017	April 17, 2017	$0.5000	$432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
March 31, 2018	March 23, 2018	April 16, 2018	0.5000	797
Series B Preferred Units
March 31, 2017	April 20, 2017	May 15, 2017	$0.4938	$934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216
March 31, 2018	April 19, 2018	May 15, 2018	0.4938	1,216

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

Effective February 15, 2018, all of our subordinated units, which were owned by Landmark, were converted on a one-for-one basis into common units. The board of directors of the general partner declared a cash distribution for the quarter ended March 31, 2018 payable on May 15, 2018 to common unitholders of record as of May 1, 2018. The subordinated units were only allocated excess of distributions declared over net income through the conversion date.

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three months ended March 31, 2018 and 2017 follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to limited partners	$6,737	$3,524
Less:
Distributions declared on Preferred Units	(1,944)	(1,344)
General partner's incentive distribution rights	(195)	(88)
Net income attributable to common and subordinated unitholders	4,598	2,092
Distributions declared on common units	(9,190)	(6,940)
Distributions declared on subordinated units	—	(1,105)
Undistributed net loss	$(4,592)	$(5,953)

The calculation of net income (loss) per common and subordinated unit for the three months ended March 31, 2018 and 2017 follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2018		2017
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$9,190	$—	$6,940	$1,105
Undistributed net loss	(4,289)	(303)	(5,128)	(825)
Net income (loss) attributable to common and subordinated units - basic	4,901	(303)	1,812	280
Net income (loss) attributable to subordinated units	(303)	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$4,598	$(303)	$1,812	$280
Weighted-average units outstanding:
Basic	22,996	1,568	19,457	3,135
Effect of diluted subordinated units	1,568	—	—	—
Diluted	24,564	1,568	19,457	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.21	$(0.19)	$0.09	$0.09
Diluted (1)	$0.19	$(0.19)	$0.09	$0.09

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. Effective February 15, 2018, all of the subordinated units, which were owned by Landmark, were converted on a one-for-one basis into Common Units.  The diluted effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net income (loss) per unit for the three months ended March 31, 2018, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units from the beginning of the period through the conversion date.

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

Investments in receivables: The Partnership’s investments in receivables are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded reserves and not at fair value. The fair values of the receivables were estimated using an internal valuation model that considered the expected cash flow of the receivables and estimated yield requirements by market participants with similar characteristics, including remaining loan term, and credit enhancements. The Partnership classifies these inputs as Level 3 inputs.

Interest rate swap agreements:  The Partnership’s interest rate swap agreements are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable and unobservable inputs. A majority of the inputs are observable with the only unobservable inputs relating to the lack of performance risk on the part of the Partnership or the counter party to the instrument. As such, the Partnership classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market‑based inputs, including the interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risk to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	March 31, 2018		December 31, 2017
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$20,608	$20,719	$20,782	$20,995
Revolving credit facility	344,000	344,000	304,000	304,000
Secured Notes, net	186,522	186,251	187,249	187,895

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

As of March 31, 2018 and December 31, 2017, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	March 31, 2018	December 31, 2017
Derivative Assets (1)	$6,307	$3,159

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three months ended March 31, 2018 and 2017, Landmark reimbursed us $1.2 million and $1.0 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three months ended March 31, 2018 and 2017, we incurred $25,000, respectively, of license fees related to the AIF patent license agreement.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the three months ended March 31, 2018 and during the year ended December 31, 2017, the Partnership completed the following ROFO acquisitions:

						Common Units
			Total No. of	Total	Total	Issued to
	Acquired	Total No.	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
January 18, 2018	Fund H	127	—	$59.9	1,506,421	—
Various(1)	Fund G	2	—	14.8	221,729	221,729

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

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the 2016 and 2017 Secured Notes, the Partnership entered into applicable management agreements with the General Partner dated June 16, 2017 and November 30, 2017, respectively. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $7,918 and $4,638 of Secured Tenant Site Assets’ management fees during the three months ended March 2018 and 2017, respectively.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of March 31, 2018, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of March 31, 2018 and December 31, 2017, the Partnership incurred zero and $0.2 million in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. Accordingly, based on the cash distribution declared on October 26, 2016, our General Partner received 15% of the cash distribution in excess of our second target distribution as defined in our Partnership Agreement for the quarter ended March 31, 2018. During the three months ended March 31, 2018 and 2017, we paid $0.2 million and $0.1 million of incentive distribution rights, respectively.

Due from Affiliates

As of March 31, 2018, the Partnership owed $0.3 million to the General Partner and its affiliates primarily for acquisitions paid on our behalf. At December 31, 2017, the General Partner and its affiliates owed $0.6 million to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the three months ended March 31, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$9,645	$4,210	$1,840	$—	$15,695
Expenses
Property operating	34	171	81	—	286
General and administrative	—	—	—	1,699	1,699
Acquisition-related	—	—	—	185	185
Amortization	3,072	793	157	—	4,022
Total expenses	3,106	964	238	1,884	6,192
Total other income and expenses	171	64	203	(3,124)	(2,686)
Income (loss) before income tax expense	6,710	3,310	1,805	(5,008)	6,817
Income tax expense	—	—	—	76	76
Net income (loss)	$6,710	$3,310	$1,805	$(5,084)	$6,741

For the three months ended March 31, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,963	$2,105	$1,773	$—	$11,841
Expenses
Property operating	1	8	78	—	87
General and administrative	—	—	—	1,408	1,408
Acquisition-related	14	174	—	279	467
Amortization	2,654	338	137	—	3,129
Impairments	110	46	—	—	156
Total expenses	2,779	566	215	1,687	5,247
Total other income and expenses	180	—	179	(3,426)	(3,067)
Net income (loss)	$5,364	$1,539	$1,737	$(5,113)	$3,527

The Partnership’s total assets by segment were (in thousands):

	March 31, 2018	December 31, 2017
Segments
Wireless communication	$495,741	$440,139
Outdoor advertising	191,584	175,825
Renewable power generation	112,499	111,482
Corporate assets	29,722	40,553
Total assets	$829,546	$767,999

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

As of March 31, 2018, the Partnership had approximately $87.9 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

15. Tenant Concentration

For the three months ended March 31, 2018 and 2017, the Partnership had the following tenant revenue concentrations:

	Three Months Ended March 31,
Tenant	2018	2017
T-Mobile	10.8%	12.4%
AT&T Mobility	10.2%	11.5%
Sprint	8.9%	10.1%
Crown Castle	8.5%	9.3%

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

16. Supplemental Cash Flow Information

Noncash activities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Capital contribution to fund general and administrative expense reimbursement	$1,202	$955
Purchase price for acquisitions included in due to Landmark and affiliates	493	227
Issuance of common units for assets acquired from Fund H	27,342	—
Unit Exchange Program acquisitions	3,147	128
Distributions payable to preferred unitholders	1,244	807
Offering costs included in accounts payable and accrued liabilities	207	—
Deferred loan costs included in accounts payable and accrued liabilities	44	241
Purchase price for acquisitions and construction activities included in accounts payable	9,677	285

Cash flows related to interest paid was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash paid for interest	$5,438	$3,527
Capitalized interest	76	—

17. Subsequent Events

On April 2, 2018, the Partnership completed a public offering of 2,000,000 Series C Floating-to-Fixed Rate Cumulative Perpetual Redeemable Convertible Preferred Units (“Series C Preferred Units”), representing limited partner interest in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $47.5 million after deducting underwriters’ discounts and offering expenses paid by us of $2.5 million. We used substantially all net proceeds to repay a portion of the borrowings under our revolving credit facility. In connection with the closing of the Series C Preferred Units offering, the Partnership executed the Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (the “Partnership Agreement”) for the purpose of defining the preferences, rights, powers and duties of holders of the Series C Preferred Units.

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement. The senior secured notes are fully amortized through June 30, 2036. The Partnership may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “our partnership,” “we,” “our,” or “us,” or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2017 could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014. On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a subsidiary, Landmark Infrastructure Inc., a Delaware corporation, which is intended to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. We intend to continue to own and operate substantially all of our assets through the REIT Subsidiary. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account.

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

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of March 31, 2018, we had a 96% occupancy rate with 2,309 of our 2,395 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the three months ended March 31, 2018, the Partnership acquired 160 tenant sites and real property interest for total consideration of $84.4 million.

Included in the Drop-down Assets acquired by the Partnership during the three months ended March 31, 2018, 127 tenant sites were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”) for a total consideration of $59.9 million. In connection with the August 30, 2016 Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests.  The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining additional tenant site for $3.8 million on April 28, 2017.  Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017.

Additionally, during the three months ended March 31, 2018 and for the year ended December 31, 2017, the Partnership acquired 33 tenant sites and 63 tenant sites and one investment in receivables from third parties for a total consideration of $24.5 million and $41.0 million, respectively. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

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

The 2017 Secured Notes and the 2016 Secured Notes described above are collectively referred to as the “Secured Notes” and the tenant site assets securing the Secured Notes are collectively referred to as the “Secured Tenant Site Assets.” See Note 7, Debt to the Consolidated Financial Statements for additional information.

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

General and Administrative Expenses

Under the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP dated April 2, 2018 (the “Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement with Landmark (“Omnibus Agreement”), our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the three months ended March 31, 2017, the Partnership incurred $0.1 million in expenses related to the change in organization structure. Such expenses are included in General and Administrative Expenses during the three months ended March 31, 2017.

Our historical financial results include a management fee charged by Landmark to cover certain administrative costs as the managing member of the funds. Landmark is no longer entitled to receive a management fee for these services and will be reimbursed for its costs of providing these services subject to the cap under the terms of the Omnibus Agreement.

Basis in Real Property Interests

Prior to the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) on April 1, 2017, we concluded that the contribution of interests by the funds and the Drop-Down Acquisitions were deemed transactions among entities under common control, since these entities have common management and ownership and are under common control. As a result, the contribution and acquisition of real property interests and other assets from the funds and the Drop-down Assets were recorded at Landmark’s historical cost. The statements of operations, financial position and cash flows were adjusted retroactively as if the transactions occurred on the earliest date during which the entities were under common control. In accordance with the adoption of ASU No. 2017-01, drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to March 31, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

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

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of March 31, 2018 and December 31, 2017, the Partnership’s $18.2 million and $7.6 million of construction in progress balance related to the Flex Grid solution, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement. The senior secured notes are fully amortized through June 30, 2036. The Partnership may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility.

Changing Interest Rates

Interest rates have been at or near historic lows in recent years. If interest rates rise, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2018.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the three months ended March 31, 2018 and the year ended December 31, 2017. As of March 31, 2018 and 2017, we had 2,395 and 2,039 available tenant sites with 2,309 and 1,966 leased tenant sites, respectively.

The following table summarizes the consolidated statement of operations of our Partnership for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Revenue
Rental revenue	$15,695	$11,841	$3,854
Expenses
Property operating	286	87	199
General and administrative	1,699	1,408	291
Acquisition-related	185	467	(282)
Amortization	4,022	3,129	893
Impairments	—	156	(156)
Total expenses	6,192	5,247	945
Other income and expenses
Interest and other income	438	359	79
Interest expense	(6,272)	(3,920)	(2,352)
Unrealized gain on derivatives	3,148	494	2,654
Total other income and expenses	(2,686)	(3,067)	381
Income before income tax expense	6,817	3,527	3,290
Income tax expense	76	—	76
Net income	$6,741	$3,527	$3,214

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Rental Revenue

Rental revenue increased $3.9 million, $2.8 million of which was due to the greater number of assets in the portfolio during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $9.6 million, $4.2 million, and $1.8 million, or 61%, 27%, and 12% of total rental revenue, respectively, during the three months ended March 31, 2018, compared to $7.9 million, $2.1 million, and $1.8 million, or 67%, 18%, and 15% of total rental revenue, respectively, during the three months ended March 31, 2017. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at March 31, 2018 compared to 96%, 98%, and 100%, respectively, at March 31, 2017. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $2,001, $2,294, and $8,346, respectively, during the three months ended March 31, 2018 compared to $1,847, $1,355, and $9,382, respectively, during the three months ended March 31, 2017.

Property Operating

Property operating expenses increased $0.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure, rent expense and UK property management fees. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy Flex Grid solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses increased $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in additional accounting, tax and legal related expenses. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended March 31, 2018 and 2017, Landmark reimbursed us $1.2 million and $1.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of the Partnership’s early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $0.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of having 2,395 tenant sites as of March 31, 2018 compared to 2,039 tenant sites as of March 31, 2017. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2017 contributing to a full period of amortization.

Impairments

Impairments decreased $0.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to lease terminations in our wireless communication and outdoor advertising segments during the three months ended March 31, 2017. There was no impairment during the three months ended March 31, 2018, compared to two of Partnership’s real property interests impaired for $0.2 million during the three months ended March 31, 2017.

Interest and Other Income

Interest and other income increased $0.1 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of the acquisitions of investments in receivables in connection with the 2017 Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions to the Consolidated Financial Statement. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $2.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to greater outstanding debt balance during the three months ended March 31, 2018 compared to the outstanding debt balance for the three months ended March 31, 2017. On November 30, 2017, the Partnership issued its Series 2017-1 Class A and Class B secured notes, in an aggregate principal amount of $80 million, which bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively (weighted average of 4.03%). Net proceeds from the 2017 Securitization were used to pay down the revolving credit facility by $54 million and $16 million held in a site acquisition account for the Fund H acquisition. On June 16, 2016, the Partnership issued its Series 2016-1 Class A and Class B secured notes in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. Net proceeds from the 2016 Securitization were used to pay down the revolving credit facility by $112.3 million. As of March 31, 2018, the Partnership had $195 million of debt on the revolving credit facility hedged through interest rate swap agreements at a weighted-average interest rate of 4.19%. We had $344 million and $304 million outstanding under the revolving credit facility as of March 31, 2018 and December 31, 2017, respectively.

Unrealized Gain on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the three months ended March 31, 2018 and 2017 reflects the change in fair value of these contracts during those periods.

Income Tax Expense

Income tax expense increased $0.1 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to an increase in net income related to our foreign operations. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$11,680	$6,779
Unit-based compensation	(70)	(105)
Unrealized gain on derivatives	3,148	494
Amortization expense	(4,022)	(3,129)
Amortization of above- and below-market rents, net	328	283
Amortization of deferred loan costs	(798)	(437)
Amortization of discount on secured notes	(93)	(1)
Receivables interest accretion	—	9
Impairments	—	(156)
Allowance for doubtful accounts	10	(15)
Working capital changes	(3,442)	(195)
Net income	$6,741	$3,527
Interest expense	6,272	3,920
Amortization expense	4,022	3,129
Income tax expense	76	—
EBITDA	$17,111	$10,576
Impairments	—	156
Acquisition-related	185	467
Unrealized gain on derivatives	(3,148)	(494)
Unit-based compensation	70	105
Straight line rent adjustments	81	(244)
Amortization of above- and below-market rents, net	(328)	(283)
Repayments of investments in receivables	299	245
Deemed capital contribution due to cap on general and administrative expense reimbursement	1,202	955
Adjusted EBITDA applicable to limited partners	$15,472	$11,483
Less: Cash interest expense	(5,381)	(3,482)
Less: Cash income tax	(76)	—
Less: Distributions declared to preferred unitholders	(1,944)	(1,344)
Less: Net income attributable to noncontrolling interests	(4)	(3)
Distributable cash flow	$8,067	$6,654

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

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.4 million per quarter, or $37.6 million per year in the aggregate, based on the number of common units outstanding as of April 27, 2018. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.0 million per quarter, or approximately $8.0 million per year in the aggregate based on the number of Preferred Units outstanding as of April 27, 2018. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The requirements under our Partnership Agreement for the conversion of all the subordinated units into common units were satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, were converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common and Subordinated Units
March 31, 2017	$0.3525	$8,133	May 15, 2017
June 30, 2017	0.3550	8,222	August 14, 2017
September 30, 2017	0.3575	8,303	November 14, 2017
December 31, 2017	0.3675	9,304	February 14, 2018
March 31, 2018	0.3675	9,384	May 15, 2018
Series A Preferred Units
March 31, 2017	$0.5000	$432	April 17, 2017
June 30, 2017	0.5000	555	July 17, 2017
September 30, 2017	0.5000	713	October 16, 2017
December 31, 2017	0.5000	784	January 16, 2018
March 31, 2018	0.5000	797	April 16, 2018
Series B Preferred Units
March 31, 2017	$0.4938	$934	May 15, 2017
June 30, 2017	0.4938	990	August 15, 2017
September 30, 2017	0.4938	1,203	November 15, 2017
December 31, 2017	0.4938	1,216	February 15, 2018
March 31, 2018	0.4938	1,216	May 15, 2018

As of March 31, 2018, we had $537.3 million of total outstanding indebtedness. On December 28, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $23 million, resulting in aggregate commitments of $390 million under the revolving credit facility. On April 2, 2018, the Partnership completed a public offering of 2,000,000 Series C Preferred Units, at a price of $25.00 per unit. We received net proceeds of approximately $47.5 million which were used to repay a portion of the borrowings under our revolving credit facility. On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement. The senior secured notes are fully amortized through June 30, 2036. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility. As of April 30, 2018, we had approximately $267.9 million of outstanding borrowings on our revolving credit facility, and we had approximately $122.1 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$11,680	$6,779
Net cash used in investing activities	(33,941)	(12,192)
Net cash provided by financing activities	8,502	11,031

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Net cash provided by operating activities.  Net cash provided by operating activities increased $4.9 million to $11.7 million for the three months ended March 31, 2018 compared to $6.8 million for the three months ended March 31, 2017. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and the timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $33.9 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $12.2 million for the three months ended March 31, 2017. The change in cash used in investing activities was due to the number of assets acquired during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net cash provided by financing activities.  Net cash provided by financing activities was $8.5 million for the three months ended March 31, 2018 compared to net cash provided by financing activities of $11.0 million for the three months ended March 31, 2017. The decrease in cash provided by financing activities was primarily attributable to the increase in distributions to unitholders of $11.4 million during the three months ended March 31, 2018 compared to $9.3 million during the three months ended March 31, 2017.

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

As of March 31, 2018, we had $344 million of total outstanding indebtedness under our revolving credit facility with $46 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at March 31, 2018.

Secured Notes

On November 30, 2017, the Partnership completed the 2017 Securitization involving certain outdoor advertising sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2017 Secured Notes, in an aggregate principal amount of $80.0 million. The 2017 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2017 Secured Notes, LMRK Issuer Co. 2 LLC (the “2017 Securitization Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2016 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2017 Secured Notes).

On June 16, 2016, the Partnership completed the 2016 Securitization transaction involving certain wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2016 Secured Notes, in an aggregate principal amount of $116.6 million. The 2016 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2016 Secured Notes, LMRK Issuer Co. LLC (the “2016 Securitization Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2017 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2016 Secured Notes).

The 2016 Secured Notes and 2017 Secured Notes were each issued in two separate classes as indicated in the table below. The Class B notes of each series are subordinated in right of payment to the Class A notes of such series.

Class	Initial Principal Balance (in thousands)	Note Rate	Anticipated Repayment Date
Series 2017-1 Class A	$62,000	4.10%	November 15, 2022
Series 2017-1 Class B	$18,000	3.81%	November 15, 2022
Series 2016-1 Class A	$91,500	3.52%	June 15, 2021
Series 2016-1 Class B	$25,100	7.02%	June 15, 2021

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

Under the terms of the applicable indenture, amounts due under the 2016 Secured Notes and 2017 Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 7, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. On January 18, 2018, $16.0 million from the 2017 Secured Notes site acquisition account was used to acquire certain assets from Fund H. As of March 31, 2018, $3.6 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the 2017 Securitization and the 2016 Securitization is set forth in Note 7, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2016 Secured Notes and the 2017 Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of March 31, 2018, the DSCR for each of the Secured Notes is above 2.0.

Each Indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of March 31, 2018, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement. The senior secured notes are fully amortized through June 30, 2036. The Partnership may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility.

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

Preferred Offering

On April 2, 2018, the Partnership completed a public offering of 2,000,000 Series C Floating-to-Fixed Rate Cumulative Perpetual Redeemable Convertible Preferred Units (“Series C Preferred Units”), representing limited partner interest in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $47.5 million after deducting underwriters’ discounts and offering expenses paid by us of $2.5 million. We used substantially all net proceeds to repay a portion of the borrowings under our revolving credit facility.

Distributions on the Series C Preferred Units will be the 15th day of February, May, August and November of each year. The prorated initial distribution on the Series C Preferred Units will be paid on May 15, 2018 in an amount equal to $0.2090 per Series C Preferred Unit. Distributions for the Series C Preferred Units will accrue from, and including the date of original issuance, to, but excluding, May 15, 2025, at an annual rate equal to the greater of (i) 7.00% per annum and (ii) the sum of (a) the three-month London Interbank Offered Rate (“LIBOR”) as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. On and after May 15, 2025, distributions on the Series C Preferred Units will accrue at 9.00% per annum of the $25.000 liquidation preference per Series C Preferred Unit (equal to $2.25 per Series C Preferred Unit per annum). The Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, on or after May 20, 2025 at the liquidation preference of $25.00 per Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared.

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

During the three months ended March 31, 2018, the Partnership issued a total of 27,830 Common Units and 24,747 Series A Preferred Units under the ATM Programs generating total proceeds of approximately $1.1 million before issuance costs.

Off Balance Sheet Arrangements

As of March 31, 2018, we do not have any other off balance sheet arrangements.

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

Newly Issued Accounting Standards

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for the impact of new accounting standards.

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

Interest Rate Risk

As of March 31, 2018, our revolving credit facility had an outstanding balance of $344 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of March 31, 2018, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 200 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flows by approximately $3.0 million annually. If LIBOR were to decrease by approximately 200 basis points, the decrease in interest expense on our pro forma debt would be approximately $3.0 million annually.

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

Foreign Currency Risk

As we expand to internal markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. For the three months ended March 31, 2018, approximately 5% of rental revenue was denominated in foreign currencies. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

Exhibit number	Description

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 2, 2018).

12.1*	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

31.2*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 2, 2018.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer