Form 10-Q
period 2018-06-30
Landmark Infrastructure Partners LP
filed 2018-08-01
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 25,130,604 common units outstanding at July 27, 2018.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	June 30, 2018	December 31, 2017
Assets
Land	$124,816	$114,385
Real property interests	668,252	596,422
Construction in progress	23,804	7,574
Total land and real property interests	816,872	718,381
Accumulated amortization real property interests	(44,870)	(37,817)
Land and net real property interests	772,002	680,564
Investments in receivables, net	20,101	20,782
Cash and cash equivalents	9,767	9,188
Restricted cash	6,578	18,672
Rent receivables, net	3,446	4,141
Due from Landmark and affiliates	583	629
Deferred loan costs, net	2,671	3,589
Deferred rent receivable	4,059	4,252
Derivative assets	7,593	3,159
Other intangible assets, net	23,627	17,984
Assets held for sale (AHFS)	7,846	—
Other assets	4,563	5,039
Total assets	$862,836	$767,999
Liabilities and equity
Revolving credit facility	$177,000	$304,000
Secured notes, net	349,223	187,249
Accounts payable and accrued liabilities	12,039	4,978
Other intangible liabilities, net	13,146	12,833
Liabilities associated with AHFS	397	—
Prepaid rent	6,499	4,581
Total liabilities	558,304	513,641
Commitments and contingencies (Note 14)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 2,000,000 and zero units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	47,534	—
Equity
Series A cumulative redeemable preferred units, 1,593,149 and 1,568,402 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	37,207	36,604
Series B cumulative redeemable preferred units, 2,463,015 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	58,936	58,936
Common units, 25,130,604 and 20,146,458 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	330,207	288,527
Subordinated units, zero and 3,135,109 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	19,641
General Partner	(169,239)	(150,519)
Accumulated other comprehensive income (loss)	(314)	968
Total partners' equity	256,797	254,157
Noncontrolling interests	201	201
Total equity	256,998	254,358
Total liabilities, mezzanine equity and equity	$862,836	$767,999

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Rental revenue	$16,796	$12,803	$32,491	$24,644
Expenses
Property operating	229	74	515	161
General and administrative	1,089	1,437	2,788	2,845
Acquisition-related	196	285	381	752
Amortization	4,233	3,239	8,255	6,368
Impairments	103	692	103	848
Total expenses	5,850	5,727	12,042	10,974
Other income and expenses
Interest and other income	408	379	846	738
Interest expense	(6,408)	(4,234)	(12,680)	(8,154)
Unrealized gain (loss) on derivatives	1,286	(544)	4,434	(50)
Total other income and expenses	(4,714)	(4,399)	(7,400)	(7,466)
Income before income tax expense	6,232	2,677	13,049	6,204
Income tax expense	127	—	203	—
Net income	6,105	2,677	12,846	6,204
Less: Net income attributable to noncontrolling interest	8	4	12	7
Net income attributable to limited partners	6,097	2,673	12,834	6,197
Less: Distributions declared to preferred unitholders	(2,930)	(1,510)	(4,874)	(2,854)
Less: General partner's incentive distribution rights	(195)	(98)	(390)	(187)
Net income attributable to common and subordinated unitholders	$2,972	$1,065	$7,570	$3,156
Net income (loss) per common and subordinated unit
Common units – basic	$0.12	$0.05	$0.33	$0.14
Common units – diluted	$0.12	$0.05	$0.31	$0.14
Subordinated units – basic and diluted	$—	$0.05	$(0.39)	$0.14
Weighted average common and subordinated units outstanding
Common units – basic	25,058	19,650	24,032	19,554
Common units – diluted	25,058	22,785	24,811	22,689
Subordinated units – basic and diluted	—	3,135	779	3,135
Cash distributions declared per common and subordinated unit	$0.3675	$0.3550	$0.7350	$0.7075

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$6,105	$2,677	$12,846	$6,204
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,320)	312	(1,282)	520
Other comprehensive income (loss)	(2,320)	312	(1,282)	520
Comprehensive income	3,785	2,989	11,564	6,724
Less: Comprehensive income attributable to noncontrolling interest	8	4	12	7
Comprehensive income attributable to limited partners	$3,777	$2,985	$11,552	$6,717

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(9,086)	—	—	(9,086)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	520	—	520	—
Issuance of Preferred Units, net	—	—	211	164	—	—	5,164	3,534	—	—	—	8,698	—
Issuance of Common Units, net	292	—	—	—	4,591	—	—	—	—	—	—	4,591	—
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	103	103	—
Distributions	—	—	—	—	(13,749)	(2,201)	(948)	(1,906)	(165)	—	(7)	(18,976)	—
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,029	—	—	2,029	—
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105	—
Net income	—	—	—	—	2,729	427	948	1,906	187	—	7	6,204	—
Balance as of June 30, 2017	19,750	3,135	1,075	2,004	$287,972	$20,750	$24,557	$47,790	$(142,665)	$11	$103	$238,518	$—

Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,282)	—	(1,282)	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	47,534
Issuance of Common Units, net	1,846	—	—	—	32,699	—	—	—	—	—	—	32,699	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(17,148)	(1,152)	(1,574)	(2,432)	(496)	—	(12)	(22,814)	(868)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	1,780	—	—	1,780	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income (loss)	—	—	—	—	7,873	(303)	1,574	2,432	390	—	12	11,978	868
Balance as of June 30, 2018	25,131	—	1,593	2,463	$330,207	$—	$37,207	$58,936	$(169,239)	$(314)	$201	$256,998	$47,534

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$12,846	$6,204
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	70	105
Unrealized (gain) loss on derivatives	(4,434)	50
Amortization expense	8,255	6,368
Amortization of above- and below- market lease	(675)	(652)
Amortization of deferred loan costs	1,695	909
Amortization of discount on secured notes	186	2
Receivables interest accretion	—	(7)
Impairments	103	848
Allowance for doubtful accounts	29	26
Changes in operating assets and liabilities:
Rent receivables, net	652	(1,556)
Accounts payable and accrued liabilities	189	(560)
Deferred rent receivables	144	(220)
Prepaid rent	1,923	832
Due from Landmark and affiliates	137	563
Other assets	446	1,078
Net cash provided by operating activities	21,566	13,990
Investing activities
Acquisition of land	(11,102)	(9,476)
Acquisition of real property interests and construction activities	(62,931)	(33,759)
Acquisition of receivables	—	(3,240)
Repayments of receivables	608	525
Net cash used in investing activities	(73,425)	(45,950)
Financing activities
Proceeds from the issuance of Common Units, net	437	—
Proceeds from the issuance of Preferred Units, net	48,137	8,698
Proceeds from the issuance of non-controlling interests, net	—	103
Proceeds from revolving credit facility	82,000	54,500
Proceeds from the issuance of secured notes	169,128	—
Principal payments on revolving credit facility	(209,000)	—
Principal payments on secured notes	(1,920)	(583)
Deferred loan costs	(6,247)	(1,239)
Capital contribution to fund general and administrative expense reimbursement	1,693	1,499
Distributions to preferred unitholders	(4,435)	(2,706)
Distributions to common and subordinated unitholders	(18,796)	(16,115)
Distributions to non-controlling interests	(12)	(7)
Consideration associated with Drop-down Acquisitions	(20,394)	(9,086)
Net cash provided by financing activities	40,591	35,064
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(247)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,515)	3,102
Cash, cash equivalents and restricted cash at beginning of the period	27,860	5,562
Cash, cash equivalents and restricted cash at end of the period	$16,345	$8,664

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of June 30, 2018, the Sponsor and affiliates own (a) our general partner; (b) 3,193,743 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and six months ended June 30, 2018 and 2017 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All references to tenant sites are unaudited.

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

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”) and our foreign subsidiaries. Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. Asset OpCo and certain foreign wholly owned subsidiaries of the Partnership conduct certain activities in international locations that generate taxable income and will be treated as taxable entities. Additionally, our consolidated REIT subsidiary, Landmark Infrastructure Inc., a Delaware corporation, files as a corporation for U.S. federal income tax purposes. The REIT Subsidiary has elected to be treated as a REIT and we believe that it has operated in a manner that has allowed the REIT Subsidiary to qualify as a REIT for federal income tax purposes, and the REIT Subsidiary intends to continue operating in such manner. If the REIT Subsidiary fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions, all of its taxable income would be subject to federal income tax at regular corporate rates. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated and combined financial statements, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and corporations. Concurrently, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. The Partnership continues to assess the impact of the Tax Act, including qualification as a real estate business. Our tax expense is provisional and reflected in the consolidated financial statements as of June 30, 2018. The issuance of future administrative guidance may further clarify the interpretation of the new law and require adjustments to the provisional amount we recorded. Any adjustment required to this provisional amount is not expected to be material.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and aligning it with the accounting for share-based payments to employees, with certain exceptions. Equity–classified share–based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. ASU 2018-07 is effective for fiscal periods beginning after December 15, 2018, with early adoption permitted. The Partnership does not expect the adoption of ASU 2018-07 to have a significant impact on the consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the Tax Act. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the consolidated financial statements. If a company cannot determine a provisional estimate to be included in the consolidated financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. The Partnership adopted ASU 2018-05 and is continuing to evaluate the final impact of the consolidated financial statements. Additional information regarding the adoption of this standard is contained above in the Income Taxes section of Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. The Partnership adopted ASU 2016-18 during the first quarter of fiscal 2018. The retrospective adoption increased the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. Accordingly, the consolidated statement of cash flows for the period ending in June 30, 2017 has been reclassed to conform to the current presentation. The amount of restricted cash included in the beginning and ending cash balances within the consolidated statements of cash flows was $18.7 million and $6.6 million, respectively, for the six months ended June 30, 2018 and $2.9 million and $1.2 million, respectively, for the six months ended June 30, 2017. The adoption had no other material impacts to the consolidated statements of cash flows and had no impact on the results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU requires us to identify lease and nonlease components of a lease agreement. Revenue related to nonlease components will be subject to the new revenue recognition standard, as described below, effective upon adoption of the new lease accounting standard. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), would be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. In March 2018, the FASB approved an optional practical expedient that would allow lessors to elect, by class of underlying asset, to not separate nonlease components from the related lease components. The practical expedient would be limited to circumstances in which both (1) the timing and pattern of revenue recognition are the same for the nonlease component and related lease component and (2) the combined single lease component would be classified as an operating lease. The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards (ASU No 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842). The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date. The Partnership’s land easements are primarily prepaid and included on the balance sheet in real property interest. The Partnership expects to apply the practical expedient to easements accounted for as operating leases. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard mandates the use of the modified retrospective transition method. The Partnership is currently evaluating the impact of the adoption of the new lease accounting standard on our consolidated financial statements including the method of transition. We expect to adopt the new lease accounting standard on January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The revenue recognition five-step model requires an entity to (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. The Partnership completed its evaluation of its existing contracts during the fourth quarter of 2017 and adopted ASU No. 2014-09 on January 1, 2018. The Partnership concluded that the adoption of ASU No. 2014-09 did not have a material impact on its consolidated financial statements as the Partnership’s current revenue contracts are leases and not within the scope of the Revenue from Contracts with Customers (Topic 606).

3. Acquisitions

Drop-down Acquisitions

During the six months ended June 30, 2018 and for the year ended December 31, 2017, the Partnership completed one and four drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively referred to as the “Drop-down Acquisitions”). Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”) and Landmark Dividend Growth Fund-G LLC (“Fund G”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly-owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership during 2018 and 2017:

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

The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner. During the six months ended June 30, 2018, the difference between the total consideration of $59.9 million and the net carrying value of $39.5 million, was allocated to the General Partner.

Third Party Acquisitions

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Partnership completed several direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the six months ended June 30, 2018 and the year ended December 31, 2017:

	No. of Tenant Sites					Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
First Quarter
UEP	5	1	—	6	—	$—	$3.2	$3.2
Domestic	15	12	—	27	—	21.3	—	21.3
Total	20	13	—	33	—	$21.3	$3.2	$24.5
Second Quarter
International	—	8	—	8	—	$7.3	$—	$7.3
UEP	7	1	—	8	—	0.6	1.8	2.4
Domestic	3	1	—	4	—	21.5	—	21.5
Total	10	10	—	20	—	$29.4	$1.8	$31.2
2018 Total	30	23	—	53	—	$50.7	$5.0	$55.7
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
Third Quarter
International	—	2	—	2	—	$4.1	$—	$4.1
Domestic	3	—	—	3	—	0.8	—	0.8
Total	3	2	—	5	—	$4.9	$—	$4.9
Fourth Quarter
International	—	3	—	3	—	$11.5	$—	$11.5
UEP	3	4	—	7	—	—	2.7	2.7
Domestic	14	5	2	21	—	6.5	—	6.5
Total	17	12	2	31	—	$18.0	$2.7	$20.7
2017 Total	35	26	2	63	1	$37.2	$3.8	$41.0

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	June 30, 2018	December 31, 2017
Land	$124,816	$114,385
Real property interests – perpetual	125,294	114,612
Real property interests – finite life	542,958	481,810
Construction in progress	23,804	7,574
Total land and real property interests	816,872	718,381
Accumulated amortization of real property interests	(44,870)	(37,817)
Land and net real property interests	$772,002	$680,564

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of June 30, 2018 and December 31, 2017, the Partnership’s $23.8 million and $7.6 million, respectively, of construction in progress primarily related to the construction of the Flex Grid solution.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of June 30, 2018, the consolidated joint venture had 16 tenant sites and one investment in receivable with total net book value of $33.9 million. During the six months ended June 30, 2018, the consolidated joint venture generated rental revenue of $1.2 million.

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

The following table summarizes final allocations for acquisitions during the six months ended June 30, 2018 and the year ended December 31, 2017 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2018	$10,940	$71,794	$6,245	$728	$(1,401)	$88,306
2017	25,151	107,195	3,781	976	(1,850)	135,253

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of June 30, 2018, are as follows (in thousands):

2018 (six months)	$7,352
2019	14,491
2020	13,930
2021	13,340
2022	13,055
Thereafter	435,920
Total	$498,088

The weighted average remaining amortization period for non‑perpetual real property interests is 48 years as of June 30, 2018.

During the three and six months ended June 30, 2018, one of the Partnership’s real property interest was impaired and recognized impairment charges totaling $0.1 million, respectively. During the three and six months ended June 30, 2017, four and six of the Partnership’s real property interests were impaired as a result of termination notices received and recognized impairment charges totaling $0.7 million and $0.8 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero.

In June 2018, the Partnership entered into a plan to sell one of its real property interest with an anticipated closing date in the third quarter of 2018. The Partnership has determined that the sale does not meet the criteria for discontinued operations presentation as the plan to sell does not represent a strategic shift that will have a major effect on its operations and financial results.  As a result of this classification, the assets and liabilities of the real property interest are separately presented as AHFS and liabilities associated with AHFS in the consolidated balance sheet as of June 30, 2018.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

June 30, 2018
Land	$1,286
Real property interests, net	5,566
Other intangible assets, net	994
AHFS	$7,846
Other intangible liabilities, net	$397
Liabilities associated with AHFS	$397

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	June 30, 2018	December 31, 2017
Acquired in-place lease
Gross amount	$26,837	$20,486
Accumulated amortization	(7,077)	(6,119)
Net amount	$19,760	$14,367
Acquired above-market leases
Gross amount	$7,224	$6,503
Accumulated amortization	(3,357)	(2,886)
Net amount	$3,867	$3,617
Total other intangible assets, net	$23,627	$17,984
Acquired below-market leases
Gross amount	$(22,617)	$(21,218)
Accumulated amortization	9,471	8,385
Total other intangible liabilities, net	$(13,146)	$(12,833)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.3 million and $0.7 million as an increase to rental revenue for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million as an increase to rental revenue for the three and six months ended June 30, 2017, respectively.  We recorded amortization of in‑place lease intangibles of $0.6 million and $1.1 million as amortization expense for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million as amortization expense for the three and six months ended June 30, 2017, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2018 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2018 (six months)	$1,100	$403	$(1,103)
2019	2,122	718	(2,155)
2020	2,029	529	(2,086)
2021	1,950	413	(1,926)
2022	1,841	324	(1,780)
Thereafter	10,718	1,480	(4,096)
Total	$19,760	$3,867	$(13,146)

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

Interest income recognized on the receivables totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	June 30, 2018	December 31, 2017
Investments in receivables – beginning	$20,782	$17,440
Acquisitions	—	4,389
Repayments	(608)	(1,180)
Interest accretion	—	7
Foreign currency translation adjustment	(73)	126
Investments in receivables – ending	$20,101	$20,782

Annual amounts due as of June 30, 2018, are as follows (in thousands):

2018 (six months)	$1,325
2019	2,292
2020	2,285
2021	2,348
2022	2,486
Thereafter	28,224
Total	$38,960
Interest	$18,859
Principal	20,101
Total	$38,960

7. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	June 30, 2018	December 31, 2017
Revolving credit facility	November 19, 2019	$177,000	$304,000

4.38% senior secured notes	June 30, 2036	$43,702	$—
Series 2018-1 Class C 3.97%	June 15, 2023 (1)	95,530	—
Series 2018-1 Class D 4.70%	June 15, 2023 (1)	13,180	—
Series 2018-1 Class F 5.92%	June 15, 2023 (1)	16,730	—
Series 2017-1 Class A 4.10%	November 15, 2022 (2)	61,471	62,000
Series 2017-1 Class B 3.81%	November 15, 2022 (2)	17,772	18,000
Series 2016-1 Class A 3.52%	June 1, 2021(3)	88,007	89,171
Series 2016-1 Class B 7.02%	June 1, 2021(3)	25,100	25,100
Secured Notes		361,492	194,271
Discount on Secured Notes		(1,653)	(1,826)
Deferred loan costs		(10,616)	(5,196)
Secured Notes, net		$349,223	$187,249

(1)	Maturity date reflects anticipated repayment date; final legal maturity is June 15, 2048.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(3)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity. On December 28, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $23 million, resulting in aggregate commitments of $390 million under the revolving credit facility. Additionally, as part of the Partnership’s organization structure change on July 31, 2017, the Partnership entered into a Second Amended and Restated Credit Agreement related to its revolving credit facility to add new subsidiaries as borrowers and added certain subsidiaries as guarantors. As of June 30, 2018, there was $213 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of June 30, 2018, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

Secured Notes

On June 6, 2018, the Partnership completed a securitization transaction (the “2018 Securitization”) involving certain tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Class C, Class D and Class F Series 2018-1 Secured Notes (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The net proceeds from the 2018 Securitization were primarily used to pay down the revolving credit facility by $120.5 million. The Class F notes are subordinated in right of payment to the Class D notes and the Class D notes are subordinated in right of payment to the Class C notes. The 2018 Secured Notes were issued at a discount of less than $0.1 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively.

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement (the “4.38% Senior Secured Notes”) involving a segregated pool of renewable power generation sites and related property interests. The 4.38% Senior Secured Notes are fully amortized through June 30, 2036. The Partnership may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility.

On November 30, 2017, the Partnership completed a securitization transaction (the “2017 Securitization”) involving certain outdoor advertising tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Class A and Class B Series 2017-1 Secured Notes (the “2017 Secured Notes”), in an aggregate principal amount of $80.0 million. The net proceeds from the 2017 Securitization were primarily used to pay down the revolving credit facility by $54.0 million and $17.5 million held in a restricted reserve accounts, including $16.0 million into a site acquisition account subsequently used on January 18, 2018 to acquire additional tenant sites pursuant to the Indenture. The Class B notes are subordinated in right of payment to the Class A notes. The 2017 Secured Notes were issued at a discount of $1.8 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2017 Secured Notes bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively.

On June 16, 2016, the Partnership completed a securitization transaction (the “2016 Securitization”) involving certain tenant sites and related real property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Class A and Class B Series 2016-1 Secured Notes (the “2016 Secured Notes”), in an aggregate principal amount of $116.6 million. The net proceeds from the Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B notes are subordinated in right of payment to the Class A notes. The 2016 Secured Notes were issued at a discount of $17,292, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2016 Secured Notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively.

The secured notes described above are collectively referred to as the “Secured Notes” and the tenant site assets securing the Secured Notes are collectively referred to as the “Secured Tenant Site Assets.”

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of June 30, 2018, $6.6 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0 for the 2018 Secured Notes, 2017 Secured Notes and 2016 Secured Notes, respectively and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of June 30, 2018, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of June 30, 2018, are as follows (in thousands):

2018 (six months)	$4,661
2019	10,087
2020	12,822
2021 (1)	110,521
2022	75,873
Thereafter (1)	147,528
Total	$361,492

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $6.4 million and $12.7 million for the three and six months ended June 30, 2018, respectively, and $4.2 million and $8.2 million for the three and six months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, the Partnership had interest payable of $1.3 million and $0.7 million, respectively. Additionally, the Partnership recorded deferred loan costs amortization, which is included in interest expense, of $1.0 million and $1.9 million for three and six months ended June 30, 2018, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2017, respectively.

8. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Revolver	Effective	Maturity	Fair Value Asset at
Entered	Value	Fixed Rate	Date	Date	June 30, 2018	December 31, 2017
December 24, 2014	$70,000	4.02%	12/24/2014	12/24/2018	$238	$164
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	213	174
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	2,008	840
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	1,613	761
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	706	364
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	848	418
June 12, 2017	50,000	4.56	3/2/2018	9/2/2024	1,967	438
					$7,593	$3,159

During the three and six months ended June 30, 2018, the Partnership recorded a gain of $1.3 million and a gain of $4.4 million, respectively, and for the three and six months ended June 30, 2017, the Partnership recorded a loss of $0.5 million and a loss of less than $0.1 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated statements of operations.

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at June 30, 2018. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$385	$91	$530	$(56)
February 5, 2015	4/13/2019	307	119	400	24
August 24, 2015	10/1/2022	2,971	1,061	3,892	71
March 23, 2016	12/24/2021	2,308	930	2,974	218
March 31, 2016	12/24/2021	983	433	1,249	149
March 31, 2016	4/13/2022	1,191	512	1,517	160
June 12, 2017	9/2/2024	3,331	610	4,626	(820)

9. Equity

The table below summarizes changes in the number of units outstanding for the three and six months ended June 30, 2018 and 2017 (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance as of December 31, 2016	19,450,555	3,135,109	863,957	1,840,000	—
Issuance of units to Fund G - April 28, 2017	221,729	—	—	—	—
Issuance under ATM Programs	—	—	210,645	164,060	—
Issuance under Unit Exchange Program	70,481	—	—	—	—
Unit-based compensation	6,798	—	—	—	—
Balance as of June 30, 2017	19,749,563	3,135,109	1,074,602	2,004,060	—

Balance as of December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance of Series C Preferred Units - April 2, 2018	—	—	—	—	2,000,000
Issuance under ATM Programs	27,830	—	24,747	—	—
Issuance under Unit Exchange Program	310,960	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance as of June 30, 2018	25,130,604	—	1,593,149	2,463,015	2,000,000

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell common and preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

Common Units

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2018, 27,830 Common Units were issued under the Common Unit ATM Program generating proceeds of approximately $0.5 million before issuance costs. No Common Units were issued under the Common Unit ATM Program during the six months ended June 30, 2017. As of June 30, 2018, we have $38.4 million remaining available to be issued under the Common Unit ATM Program.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the six months ended June 30, 2018 and 2017, under the Unit Exchange Program, we completed an acquisition of 14 and five tenant sites in exchange for 310,960 and 70,481 Common Units, valued at approximately $4.9 million and $1.1 million, respectively. As of June 30, 2018, we have 4,289,105 Common Units remaining available to be issued under the Unit Exchange Program.

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

Preferred Units

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2018 and 2017, the Partnership issued 24,747 and 210,645 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $0.6 million and $5.3 million before issuance costs, respectively. As of June 30, 2018, we have $20.1 million remaining available to be issued under the Series A Preferred Unit ATM Program.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.  No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Partnership issued 164,060 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $4.1 million before issuance costs. As of June 30, 2018, we have $34.4 million remaining available to be issued under the Series B Preferred Unit ATM Program.

Mezzanine Equity

On April 2, 2018, the Partnership completed a public offering of 2,000,000 Series C Floating-to-Fixed Rate Cumulative Perpetual Redeemable Convertible Preferred Units (“Series C Preferred Units” and together with the Series A Preferred Units and Series B Preferred Units the “Preferred Units”), representing limited partner interest in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $47.5 million after deducting underwriters’ discounts and offering expenses paid by us of $2.5 million. We used substantially all net proceeds to repay a portion of the borrowings under our revolving credit facility. In connection with the closing of the Series C Preferred Units offering, the Partnership executed the Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (the “Partnership Agreement”) for the purpose of defining the preferences, rights, powers and duties of holders of the Series C Preferred Units.

Distributions on the Series C Preferred Units are cumulative from the date of original issue and will be payable quarterly in arrears on the 15th day of February, May, August and November of each year, when, as and if declared by the board of directors of our General Partner. The initial distribution on the Series C Preferred Units was paid on May 15, 2018 in an amount equal to $0.2090 per unit. Distributions accruing from, and including, the date of original issuance and to, but excluding May 15, 2025 will accrue at an annual rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. Distributions accruing on and after May 15, 2025 will accrue at 9.00% per annum of the stated liquidation preference.

Holders of Series C Preferred Units, at their option, may, at any time and from time to time, convert some or all of their Series C Preferred Units based on an initial conversion rate of 1.3017 common units per Series C Preferred Unit. In the event of a fundamental change, holder of the Series C Preferred Units, at their option, may convert some or all of their Series C Preferred Units into the greater of (i) a number of common units plus a make-whole premium and (ii) a number of common units equal to the lessor of (a) the liquidation preference divided by the market value of our common units on the effective date of such fundamental change and (b) 11.13 (subject to adjustments). On May 15, 2025, May 15, 2028, and each subsequent five-year anniversary date thereafter (each such date, a “designated redemption date”), each holder of Series C Preferred Units shall have the right (a “redemption right”) to require the Partnership to redeem any or all of the Series C Preferred Units held by such holder outstanding on such designated redemption date at a redemption price equal to the liquidation preference of $25.00, plus all accrued and unpaid distributions to, but not including, in each case out of funds legally available for such payment and to the extent not prohibited by law, the designated redemption date (the “put redemption price”). At our option we may pay the redemption in our common units or cash, subject to certain limitations.

At any time on or after May 20, 2025, the Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, at a redemption price of $25.00 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared.

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. The Partnership concluded that the Series C Preferred Units are not currently redeemable and are not probable of being redeemed by the holder for cash. If redemption becomes probable, the units will be recorded to redemption value.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units
June 30, 2017	July 19, 2017	August 14, 2017	$0.3550	$8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
March 31, 2018	April 19, 2018	May 15, 2018	0.3675	9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
Series A Preferred Units
June 30, 2017	June 22, 2017	July 17, 2017	$0.5000	$555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
March 31, 2018	March 23, 2018	April 16, 2018	0.5000	797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
Series B Preferred Units
June 30, 2017	July 19, 2017	August 15, 2017	$0.4938	$990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216
March 31, 2018	April 19, 2018	May 15, 2018	0.4938	1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
Series C Preferred Units
June 30, 2018 (1)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880

(1)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

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

Effective February 15, 2018, all of our subordinated units, which were owned by Landmark, were converted on a one-for-one basis into common units. The board of directors of the general partner declared a cash distribution for the quarter ended March 31, 2018 payable on May 15, 2018 to common unitholders of record as of May 1, 2018. The subordinated units were only allocated the excess of distributions declared over net income through the conversion date.

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three and six months ended June 30, 2018 and 2017 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to limited partners	$6,097	$2,673	$12,834	$6,197
Less:
Distributions declared on Preferred Units	(2,930)	(1,510)	(4,874)	(2,854)
General partner's incentive distribution rights	(195)	(98)	(390)	(187)
Net income attributable to common and subordinated unitholders	2,972	1,065	7,570	3,156
Distributions declared on common units	(9,235)	(7,011)	(18,425)	(13,951)
Distributions declared on subordinated units	—	(1,113)	—	(2,218)
Undistributed net loss	$(6,263)	$(7,059)	$(10,855)	$(13,013)

The calculation of net income per common and subordinated unit for the three months ended June 30, 2018 and 2017 follows (in thousands, except per unit data):

	Three Months Ended June 30,
	2018	2017
	Common Units	Common Units	Subordinated Units
Distributions declared	$9,235	$7,011	$1,113
Undistributed net loss	(6,263)	(6,088)	(971)
Net income attributable to common and subordinated units - basic	2,972	923	142
Net income attributable to subordinated units	—	142	—
Net income attributable to common and subordinated units - diluted	$2,972	$1,065	$142
Weighted-average units outstanding:
Basic	25,058	19,650	3,135
Effect of diluted subordinated units	—	3,135	—
Diluted	25,058	22,785	3,135
Net income per common and subordinated unit:
Basic	$0.12	$0.05	$0.05
Diluted (1)(2)	$0.12	$0.05	$0.05

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

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are antidilutive for the three months ended June 30, 2018 and, as a result, have been excluded from the determination of diluted net income (loss) per common unit.

The calculation of net income (loss) per common and subordinated unit for the six months ended June 30, 2018 and 2017 follows (in thousands, except per unit data):

	Six Months Ended June 30,
	2018		2017
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$18,425	$—	$13,951	$2,218
Undistributed net loss	(10,552)	(303)	(11,222)	(1,791)
Net income (loss) attributable to common and subordinated units - basic	7,873	(303)	2,729	427
Net income (loss) attributable to subordinated units	(303)	—	427	—
Net income (loss) attributable to common and subordinated units - diluted	$7,570	$(303)	$3,156	$427
Weighted-average units outstanding:
Basic	24,032	779	19,554	3,135
Effect of diluted subordinated units	779	—	3,135	—
Diluted	24,811	779	22,689	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.33	$(0.39)	$0.14	$0.14
Diluted (1)(2)	$0.31	$(0.39)	$0.14	$0.14

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

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are antidilutive for the six months ended June 30, 2018 and, as a result, have been excluded from the determination of diluted net income (loss) per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	June 30, 2018		December 31, 2017
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$20,101	$20,194	$20,782	$20,995
Revolving credit facility	177,000	177,000	304,000	304,000
Secured Notes, net	349,223	348,293	187,249	187,895

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

As of June 30, 2018 and December 31, 2017, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	June 30, 2018	December 31, 2017
Derivative Assets (1)	$7,593	$3,159

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

12. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and six months ended June 30, 2018, Landmark reimbursed us $0.6 million and $1.8 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap, and $1.1 million and $2.0 million during the three and six months ended June 30, 2017, respectively.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three and six months ended June 30, 2018, we incurred $25,000 and $50,000, respectively, of license fees related to the AIF patent license agreement, and $25,000 and $50,000 during the three and six months ended June 30, 2017, respectively.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the six months ended June 30, 2018 and during the year ended December 31, 2017, the Partnership completed the following ROFO acquisitions:

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

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016, 2017 and the 2018 secured notes and 0.5% of operating revenue for the 4.38% senior secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $9,258 and $16,026 of Secured Tenant Site Assets’ management fees during the three and six months ended June 30, 2018, respectively, and $4,611 and $9,248 of Secured Tenant Site Assets’ management fees during the three and six months ended June 30, 2017, respectively.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of June 30, 2018, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of June 30, 2018 and December 31, 2017, the Partnership incurred zero and $0.2 million in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. During the three and six months ended June 30, 2018, we paid $0.2 million and $0.4 million of incentive distribution rights, respectively.

Due from Affiliates

At June 30, 2018 and December 31, 2017, the General Partner and its affiliates owed $0.6 million and $0.6 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the three months ended June 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$10,364	$4,336	$2,096	$—	$16,796
Expenses
Property operating	22	172	35	—	229
General and administrative	—	—	—	1,089	1,089
Acquisition-related	—	—	—	196	196
Amortization	3,229	834	170	—	4,233
Impairments	—	103	—	—	103
Total expenses	3,251	1,109	205	1,285	5,850
Total other income and expenses	115	65	198	(5,092)	(4,714)
Income (loss) before income tax expense	7,228	3,292	2,089	(6,377)	6,232
Income tax expense	—	—	—	127	127
Net income (loss)	$7,228	$3,292	$2,089	$(6,504)	$6,105

For the three months ended June 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$8,240	$2,454	$2,109	$—	$12,803
Expenses
Property operating	18	36	20	—	74
General and administrative	—	—	—	1,437	1,437
Acquisition-related	—	—	—	285	285
Amortization	2,659	443	137	—	3,239
Impairments	535	157	—	—	692
Total expenses	3,212	636	157	1,722	5,727
Total other income and expenses	191	15	174	(4,779)	(4,399)
Net income (loss)	$5,219	$1,833	$2,126	$(6,501)	$2,677

For the six months ended June 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$20,009	$8,546	$3,936	$—	$32,491
Expenses
Property operating	98	343	74	—	515
General and administrative	—	—	—	2,788	2,788
Acquisition-related	—	—	—	381	381
Amortization	6,301	1,627	327	—	8,255
Impairments	—	103	—	—	103
Total expenses	6,399	2,073	401	3,169	12,042
Total other income and expenses	286	129	402	(8,217)	(7,400)
Income (loss) before income tax expense	13,896	6,602	3,937	(11,386)	13,049
Income tax expense	—	—	—	203	203
Net income (loss)	$13,896	$6,602	$3,937	$(11,589)	$12,846

For the six months ended June 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$16,204	$4,559	$3,881	$—	$24,644
Expenses
Property operating	19	45	97	—	161
General and administrative	—	—	—	2,845	2,845
Acquisition-related	14	174	—	564	752
Amortization	5,313	781	274	—	6,368
Impairments	646	202	—	—	848
Total expenses	5,992	1,202	371	3,409	10,974
Total other income and expenses	370	15	353	(8,204)	(7,466)
Net income (loss)	$10,582	$3,372	$3,863	$(11,613)	$6,204

The Partnership’s total assets by segment were (in thousands):

	June 30, 2018	December 31, 2017
Segments
Wireless communication	$520,661	$440,139
Outdoor advertising	198,268	175,825
Renewable power generation	112,377	111,482
Corporate assets	31,530	40,553
Total assets	$862,836	$767,999

The following table represents the Partnership’s rental revenues disaggregated by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Country
United States	$15,982	$12,529	$30,896	$24,276
United Kingdom	617	98	1,194	98
Australia	182	163	372	245
Canada	15	13	29	25
Total rental revenue	$16,796	$12,803	$32,491	$24,644

The following table represents the Partnership’s total assets disaggregated by country (in thousands):

	June 30, 2018	December 31, 2017
Country
United States	$811,017	$729,109
United Kingdom	43,023	30,391
Australia	8,133	7,938
Canada	663	561
Total assets	$862,836	$767,999

14. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s combined financial position.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. We believe the impact of past consolidation is already reflected in our occupancy rates. In April 2018, T-Mobile and Sprint announced a proposed merger. Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The impact of any future consolidation in the wireless communication industry and the termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

As of June 30, 2018, the Partnership had approximately $87.1 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

15. Tenant Concentration

For the three and six months ended June 30, 2018 and 2017, the Partnership had the following tenant revenue concentrations:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2018	2017	2018	2017
T-Mobile	10.3%	11.8%	10.5%	12.2%
AT&T Mobility	10.1%	11.2%	10.2%	11.4%
Sprint	8.7%	10.1%	8.8%	10.1%

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

16. Supplemental Cash Flow Information

Noncash activities for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Capital contribution to fund general and administrative expense reimbursement	$578	$1,074
Purchase price for acquisitions included in due to Landmark and affiliates	225	—
Issuance of common units for assets acquired from Fund H	27,342	—
Unit Exchange Program acquisitions	4,920	1,099
Distributions payable to preferred unitholders	1,735	948
Deferred loan costs included in accounts payable and accrued liabilities	50	—
Purchase price for acquisitions and construction activities included in accounts payable	6,492	285

Cash flows related to interest paid was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$10,292	$7,253
Capitalized interest	220	—

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

How We Generate Rental Revenue

We primarily generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three months ended June 30, 2018, T-Mobile and Sprint represented approximately 10.3% and 8.7%, respectively, of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) Adjusted EBITDA; and (4) distributable cash flow.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of June 30, 2018, we had a 96% occupancy rate with 2,327 of our 2,415 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the six months ended June 30, 2018, the Partnership acquired 180 tenant sites and real property interest for total consideration of $115.6 million.

Included in the Drop-down Assets acquired by the Partnership during the six months ended June 30, 2018, 127 tenant sites were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”) for a total consideration of $59.9 million. In connection with the August 30, 2016 Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests.  The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining additional tenant site for $3.8 million on April 28, 2017.  Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017.

Additionally, during the six months ended June 30, 2018 and for the year ended December 31, 2017, the Partnership acquired 53 tenant sites and 63 tenant sites and one investment in receivables from third parties for a total consideration of $55.7 million and $41.0 million, respectively. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

Secured Notes

On June 6, 2018, the Partnership completed a securitization transaction (the “2018 Securitization”) involving a segregated pool of wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the Series 2018-1 Secured Tenant Site Contract Revenue Notes, Class C, Class D and Class F (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively.

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement (the “4.38% Senior Secured Notes”) involving a segregated pool of renewable power generation sites and related property interests. The 4.38% Senior Secured Notes are fully amortized through June 30, 2036. The Partnership may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million.

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

The secured notes described above are collectively referred to as the “Secured Notes” and the tenant site assets securing the Secured Notes are collectively referred to as the “Secured Tenant Site Assets.” See Note 7, Debt to the Consolidated Financial Statements for additional information.

Series C Preferred Units

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

Holders of Series C Preferred Units, at their option, may, at any time and from time to time, convert some or all of their Series C Preferred Units based on an initial conversion rate of 1.3017 common units per Series C Preferred Unit. In the event of a fundamental change, holder of the Series C Preferred Units, at their option, may convert some or all of their Series C Preferred Units into the greater of (i) a number of common units plus a make-whole premium and (ii) a number of common units equal to the lessor of (a) the liquidation preference divided by the market value of our common units on the effective date of such fundamental change and (b) 11.13 (subject to adjustments). On May 15, 2025, May 15, 2028, and each subsequent five-year anniversary date thereafter (each such date, a “designated redemption date”), each holder of Series C Preferred Units shall have the right (a “redemption right”) to require the Partnership to redeem any or all of the Series C Preferred Units held by such holder outstanding on such designated redemption date at a redemption price equal to the liquidation preference of $25.00, plus all accrued and unpaid distributions to, but not including, in each case out of funds legally available for such payment and to the extent not prohibited by law, the designated redemption date (the “put redemption price”). At our option we may pay the redemption in our common units or cash, subject to certain limitations.

At any time on or after May 20, 2025, the Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, at a redemption price of $25.00 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. See Note 9, Equity to the Consolidated Financial Statements for additional information.

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

On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the six months ended June 30, 2017, the Partnership incurred $0.5 million in expenses related to the change in organization structure. Such expenses are included in General and Administrative Expenses during the six months ended June 30, 2017.

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

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“Flex Grid”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of June 30, 2018 and December 31, 2017, the Partnership’s $23.8 million and $7.6 million of construction in progress balance related to the Flex Grid solution, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three months ended June 30, 2018, T-Mobile and Sprint represented approximately 10.3% and 8.7%, respectively, of rental revenue.

Changing Interest Rates

Interest rates have been at or near historic lows in recent years and have recently started to rise. If interest rates rise further, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

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

Results of Operations

Our results of operations for all periods presented were affected by acquisitions made during the six months ended June 30, 2018 and the year ended December 31, 2017. As of June 30, 2018 and 2017, we had 2,415 and 2,093 available tenant sites with 2,327 and 2,016 leased tenant sites, respectively.

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Revenue
Rental revenue	$16,796	$12,803	$3,993
Expenses
Property operating	229	74	155
General and administrative	1,089	1,437	(348)
Acquisition-related	196	285	(89)
Amortization	4,233	3,239	994
Impairments	103	692	(589)
Total expenses	5,850	5,727	123
Other income and expenses
Interest and other income	408	379	29
Interest expense	(6,408)	(4,234)	(2,174)
Unrealized gain (loss) on derivatives	1,286	(544)	1,830
Total other income and expenses	(4,714)	(4,399)	(315)
Income before income tax expense	6,232	2,677	3,555
Income tax expense	127	—	127
Net income	$6,105	$2,677	$3,428

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Rental Revenue

Rental revenue increased $4.0 million, $2.2 million of which was due to the greater number of assets in the portfolio during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $10.4 million, $4.3 million, and $2.1 million, or 62%, 26%, and 12% of total rental revenue, respectively, during the three months ended June 30, 2018, compared to $8.2 million, $2.5 million, and $2.1 million, or 64%, 19%, and 17% of total rental revenue, respectively, during the three months ended June 30, 2017. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at June 30, 2018 compared to 96%, 98%, and 100%, respectively, at June 30, 2017. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,995, $2,349, and $9,510, respectively, during three months ended June 30, 2018 compared to $1,864, $1,534, and $10,999, respectively, during the three months ended June 30, 2017.

Property Operating

Property operating expenses increased $0.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure, rent expense and UK property management fees. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy Flex Grid solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses decreased $0.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to change in the Partnership’s organization structure during 2017. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a REIT subsidiary. During the three months ended June 30, 2017, the Partnership incurred $0.4 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended June 30, 2018 and 2017, Landmark reimbursed us $0.6 million and $1.1 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as a result of the Partnership’s early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $1.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as a result of having 2,415 tenant sites as of June 30, 2018 compared to 2,093 tenant sites as of June 30, 2017. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2017 contributing to a full period of amortization.

Impairments

Impairments decreased $0.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to one lease termination in our outdoor advertising segment for $0.1 million during the three months ended June 30, 2018 compared to four lease terminations in our wireless communication and outdoor advertising segments for $0.7 million during the three months ended June 30, 2017.

Interest and Other Income

Interest and other income increased less than $0.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of the acquisitions of investments in receivables in connection with the 2017 Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions to the Consolidated Financial Statement. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $2.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a greater average debt balance of approximately $537.9 million during the three months ended June 30, 2018 compared to an average debt balance of approximately $377.3 million for the three months ended June 30, 2017.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the three months ended June 30, 2018 and loss for the three months ended June 30, 2017 reflects the change in fair value of these contracts during those periods.

Income Tax Expense

Income tax expense increased $0.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to an increase in net income related to our foreign operations. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

The following table summarizes the consolidated statements of operations of the Partnership for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Revenue
Rental revenue	$32,491	$24,644	$7,847
Expenses
Property operating	515	161	354
General and administrative	2,788	2,845	(57)
Acquisition-related	381	752	(371)
Amortization	8,255	6,368	1,887
Impairments	103	848	(745)
Total expenses	12,042	10,974	1,068
Other income and expenses
Interest and other income	846	738	108
Interest expense	(12,680)	(8,154)	(4,526)
Unrealized gain (loss) on derivatives	4,434	(50)	4,484
Total other income and expenses	(7,400)	(7,466)	66
Income before income tax expense	13,049	6,204	6,845
Income tax expense	203	—	203
Net income	$12,846	$6,204	$6,642

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Rental Revenue

Rental revenue increased $7.8 million, $5.1 million of which was due to the greater number of assets in the portfolio during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $20.0 million, $8.6 million, and $3.9 million, or 62%, 26%, and 12% of total rental revenue, respectively, during the six months ended June 30, 2018, compared to $16.2 million, $4.6 million, and $3.9 million, or 66%, 18%, and 16% of total rental revenue, respectively, during the six months ended June 30, 2017. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 96%, 98%, and 100%, respectively, at June 30, 2018 compared to 96%, 98%, and 100%, respectively, at June 30, 2017. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,957, $2,313, and $8,928, respectively, during the six months ended June 30, 2018 compared to $1,845, $1,439, and $10,117, respectively, during the six months ended June 30, 2017.

Property Operating

Property operating expenses increased $0.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure, rent expense and UK property management fees. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy Flex Grid solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses decreased $0.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to change in the Partnership’s organization structure during 2017 offset by an increase in accounting, tax and legal related expenses during the three months ended March 31, 2018. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a REIT subsidiary. During the six months ended June 30, 2017, the Partnership incurred $0.5 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the six months ended June 30, 2018 and 2017, Landmark reimbursed us $1.8 million and $2.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of the Partnership’s early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $1.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of having 2,415 tenant sites as of June 30, 2018 compared to 2,093 tenant sites as of June 30, 2017. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to continue to increase based on increased acquisitions and assets acquired in 2017 contributing to a full period of amortization.

Impairments

Impairments decreased $0.7 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to one lease termination in our outdoor advertising segment for $0.1 million during the six months ended June 30, 2018 compared to six lease terminations in our wireless communication and outdoor advertising segments for $0.8 million during the six months ended June 30, 2017.

Interest and Other Income

Interest and other income increased $0.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of the acquisitions of investments in receivables in connection with the 2017 Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions to the Consolidated Financial Statement. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $4.5 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a greater average debt balance of approximately $518.4 million during the six months ended June 30, 2018 compared to an average debt balance of approximately $367.5 million for the six months ended June 30, 2017.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the six months ended June 30, 2018 and loss for the six months ended June 30, 2017 reflects the change in fair value of these contracts during those periods.

Income Tax Expense

Income tax expense increased $0.2 million during the six months ended June 30, 2018 compared to six months ended June 30, 2017 due to an increase in net income related to our foreign operations. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$9,886	$7,211	$21,566	$13,990
Unit-based compensation	—	—	(70)	(105)
Unrealized gain (loss) on derivatives	1,286	(544)	4,434	(50)
Amortization expense	(4,233)	(3,239)	(8,255)	(6,368)
Amortization of above- and below-market rents, net	347	369	675	652
Amortization of deferred loan costs	(897)	(472)	(1,695)	(909)
Amortization of discount on secured notes	(93)	(1)	(186)	(2)
Receivables interest accretion	—	(2)	—	7
Impairments	(103)	(692)	(103)	(848)
Allowance for doubtful accounts	(39)	(11)	(29)	(26)
Working capital changes	(49)	58	(3,491)	(137)
Net income	$6,105	$2,677	$12,846	$6,204
Interest expense	6,408	4,234	12,680	8,154
Amortization expense	4,233	3,239	8,255	6,368
Income tax expense	127	—	203	—
EBITDA	$16,873	$10,150	$33,984	$20,726
Impairments	103	692	103	848
Acquisition-related	196	285	381	752
Unrealized (gain) loss on derivatives	(1,286)	544	(4,434)	50
Unit-based compensation	—	—	70	105
Straight line rent adjustments	63	27	144	(220)
Amortization of above- and below-market rents, net	(347)	(369)	(675)	(652)
Repayments of investments in receivables	309	280	608	525
Deemed capital contribution due to cap on general and administrative expense reimbursement	578	1,074	1,780	2,029
Adjusted EBITDA applicable to limited partners	$16,489	$12,683	$31,961	$24,163
Less: Cash interest expense	(5,418)	(3,761)	(10,799)	(7,243)
Less: Cash income tax	(76)	—	(152)	—
Less: Distributions declared to preferred unitholders	(2,930)	(1,510)	(4,874)	(2,854)
Less: Net income attributable to noncontrolling interests	(8)	(4)	(12)	(7)
Distributable cash flow	$8,057	$7,408	$16,124	$14,059

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, acquisitions and developments and other expenditures directly associated with our assets, including:

•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;
•	general and administrative expenses;
•	acquisitions of real property interests;
•	capital expenditures for infrastructure developments; and
•	distributions to our common and preferred unitholders.

We intend to satisfy our short‑term liquidity requirements through cash flow from operating activities and through borrowings available under our revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, formation of joint ventures, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long-term debt arrangements.  Access to capital markets impacts our cost of capital and ability to refinance indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. The Partnership has a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC), effective March 27, 2017, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.4 million per quarter, or $37.6 million per year in the aggregate, based on the number of common units outstanding as of July 27, 2018. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.0 million per quarter, or approximately $8.0 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of July 27, 2018. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2018, there were 2,000,000 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common and Subordinated Units
June 30, 2017	$0.3550	$8,222	August 14, 2017
September 30, 2017	0.3575	8,303	November 14, 2017
December 31, 2017	0.3675	9,304	February 14, 2018
March 31, 2018	0.3675	9,384	May 15, 2018
June 30, 2018	0.3675	9,431	August 14, 2018
Series A Preferred Units
June 30, 2017	$0.5000	$555	July 17, 2017
September 30, 2017	0.5000	713	October 16, 2017
December 31, 2017	0.5000	784	January 16, 2018
March 31, 2018	0.5000	797	April 16, 2018
June 30, 2018	0.5000	797	July 16, 2018
Series B Preferred Units
June 30, 2017	$0.4938	$990	August 15, 2017
September 30, 2017	0.4938	1,203	November 15, 2017
December 31, 2017	0.4938	1,216	February 15, 2018
March 31, 2018	0.4938	1,216	May 15, 2018
June 30, 2018	0.4938	1,216	August 15, 2018
Series C Preferred Units
June 30, 2018 (1)	$0.2090	$418	May 15, 2018
June 30, 2018	0.4400	880	August 15, 2018

(1)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

As of June 30, 2018, we had $538.5 million of total outstanding indebtedness. On December 28, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $23 million, resulting in aggregate commitments of $390 million under the revolving credit facility. As of July 27, 2018, we had approximately $190 million of outstanding borrowings on our revolving credit facility, and we had approximately $200 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$21,566	$13,990
Net cash used in investing activities	(73,425)	(45,950)
Net cash provided by financing activities	40,591	35,064

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Net cash provided by operating activities.  Net cash provided by operating activities increased $7.6 million to $21.6 million for the six months ended June 30, 2018 compared to $14.0 million for the six months ended June 30, 2017. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and the timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $73.4 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $46.0 million for the six months ended June 30, 2017. The change in cash used in investing activities was due to the number of assets acquired during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net cash provided by financing activities.  Net cash provided by financing activities was $40.6 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $35.1 million for the six months ended June 30, 2017. The increase in cash provided by financing activities was primarily attributable to the net increase in proceeds from the issuance of secured notes, equity offerings and borrowings from the secured facility totaling $88.8 million, partially offset by increase in distributions to unitholders of $23.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

As of June 30, 2018, we had $177 million of total outstanding indebtedness under our revolving credit facility with $213 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at June 30, 2018.

Secured Notes

On June 6, 2018, the Partnership completed the 2018 Securitization involving certain wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2018 Secured Notes, in an aggregate principal amount of $125.4 million. The 2018 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2018 Secured Notes, LMRK Issuer Co. III LLC (the “2018 Securitization Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2018 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2018 Secured Notes).

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% Senior Secured Notes, in a private placement, and may from time to time issue and sell additional senior secured notes, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. The 4.38% Senior Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 4.38% Senior Secured Notes, LMRK PropCo SO LLC (the “4.38% Senior Secured Notes Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 4.38% Senior Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 4.38% Senior Secured Notes).

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

The secured notes described above were issued in separate classes as indicated in the table below. The Class B notes of the Series 2016-1 and Series 2017-1 are subordinated in right of payment to the Class A notes of such series. The Class F notes of the Series 2018-1 are subordinated in right of payment to the Class D notes and the Class D notes are subordinated in right of payment to the Class C notes of such series.

Class	Initial Principal Balance (in thousands)	Note Rate	Anticipated Repayment Date
4.38% senior secured notes	$43,702	4.38%	June 30, 2036
Series 2018-1 Class C	$95,530	3.97%	June 15, 2023
Series 2018-1 Class D	$13,180	4.70%	June 15, 2023
Series 2018-1 Class F	$16,730	5.92%	June 15, 2023
Series 2017-1 Class A	$62,000	4.10%	November 15, 2022
Series 2017-1 Class B	$18,000	3.81%	November 15, 2022
Series 2016-1 Class A	$91,500	3.52%	June 15, 2021
Series 2016-1 Class B	$25,100	7.02%	June 15, 2021

The Secured Notes are each secured by (1) mortgages and deeds of trust on substantially all of the tenant sites and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0 for the 2018 Secured Notes, 2017 Secured Notes and 2016 Secured Notes, respectively, and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes.

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 7, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. On January 18, 2018, $16.0 million from the 2017 Secured Notes site acquisition account was used to acquire certain assets from Fund H. As of June 30, 2018, $6.6 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 7, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of June 30, 2018, the DSCR for the 2018 Securitization, 2017 Securitization and 2016 Securitization is above 2.0, respectively, and above 1.1 for the 4.38% Senior Secured Notes.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of June 30, 2018, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

Distributions on the Series C Preferred Units will be the 15th day of February, May, August and November of each year. The prorated initial distribution on the Series C Preferred Units was paid on May 15, 2018 in an amount equal to $0.2090 per Series C Preferred Unit. Distributions for the Series C Preferred Units will accrue from, and including the date of original issuance, to, but excluding, May 15, 2025, at an annual rate equal to the greater of (i) 7.00% per annum and (ii) the sum of (a) the three-month London Interbank Offered Rate (“LIBOR”) as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. On and after May 15, 2025, distributions on the Series C Preferred Units will accrue at 9.00% per annum of the $25.000 liquidation preference per Series C Preferred Unit (equal to $2.25 per Series C Preferred Unit per annum). The Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, on or after May 20, 2025 at the liquidation preference of $25.00 per Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared.

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

During the six months ended June 30, 2018, the Partnership issued a total of 27,830 Common Units and 24,747 Series A Preferred Units under the ATM Programs generating total proceeds of approximately $1.1 million before issuance costs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. As of June 30, 2018, there were no amounts drawn on the standby letter of credit.

As of June 30, 2018, we do not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of June 30, 2018, our revolving credit facility had an outstanding balance of $177 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of June 30, 2018, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2018, there were 2,000,000 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to internal markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. For the three and six months ended June 30, 2018, approximately 5% of rental revenue was denominated in foreign currencies, respectively. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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
1.1

Note Purchase Agreement dated May 25, 2018 among LMRK Issuer Co III LLC, LMRK Guarantor Co III LLC, Landmark Infrastructure Operating Company LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 29, 2018).

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 2, 2018).

4.1

Indenture, dated as of June 6, 2018, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co III LLC and LMRK PropCo 3 LLC, collectively as Obligors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 11, 2018).

4.2

Indenture Supplement, dated as of June 6, 2018, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co III LLC and LMRK PropCo 3 LLC, collectively as Obligors (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on June 11, 2018).

10.1

Management Agreement, dated as of June 6, 2018, by and among Landmark Infrastructure Partners GP LLC, as Manager, and LMRK Issuer Co III LLC and LMRK PropCo 3 LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2018).

10.2

Guarantee and Security Agreement, dated as of June 6, 2018, by and between LMRK Guarantor Co III LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2018).

10.3

Cash Management Agreement, dated as of June 6, 2018, by and among Wilmington Trust, National Association, as Indenture Trustee and as Securities Intermediary, and LMRK Issuer Co III LLC, LMRK PropCo 3 LLC and Landmark Infrastructure Partners GP LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 11, 2018).

10.4

Servicing Agreement, dated as of June 6, 2018, by and between Midland Loan Services, a division of PNC Bank, National Association, as Servicer, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 11, 2018).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on August 1, 2018.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer