Form 10-Q
period 2018-09-30
Landmark Infrastructure Partners LP
filed 2018-11-07
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36735

Landmark Infrastructure Partners LP

(Exact name of registrant as specified in its charter)

Delaware	61-1742322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 N. Continental Blvd., Suite 500
P.O. Box 3429
El Segundo, CA 90245	90245
(Address of principal executive offices)	(Zip Code)

(310) 598-3173

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 25,266,060 common units outstanding at November 2, 2018.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	September 30, 2018	December 31, 2017
Assets
Land	$128,791	$114,385
Real property interests	517,283	596,422
Construction in progress	26,413	7,574
Total land and real property interests	672,487	718,381
Accumulated amortization real property interests	(35,965)	(37,817)
Land and net real property interests	636,522	680,564
Investments in receivables, net	18,964	20,782
Investment in unconsolidated joint venture	65,670	—
Cash and cash equivalents	6,907	9,188
Restricted cash	6,205	18,672
Rent receivables, net	4,014	4,141
Due from Landmark and affiliates	145	629
Deferred loan costs, net	2,199	3,589
Deferred rent receivable	5,391	4,252
Derivative assets	8,366	3,159
Other intangible assets, net	21,474	17,984
Assets held for sale (AHFS)	7,846	—
Other assets	3,970	5,039
Total assets	$787,673	$767,999
Liabilities and equity
Revolving credit facility	$140,500	$304,000
Secured notes, net	225,729	187,249
Accounts payable and accrued liabilities	7,312	4,978
Other intangible liabilities, net	9,717	12,833
Liabilities associated with AHFS	397	—
Prepaid rent	5,563	4,581
Total liabilities	389,218	513,641
Commitments and contingencies (Note 15)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 2,000,000 and zero units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	47,534	—
Equity
Series A cumulative redeemable preferred units, 1,593,149 and 1,568,402 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	37,207	36,604
Series B cumulative redeemable preferred units, 2,463,015 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	58,936	58,936
Common units, 25,266,060 and 20,146,458 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	424,875	288,527
Subordinated units, zero and 3,135,109 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	19,641
General Partner	(168,949)	(150,519)
Accumulated other comprehensive income (loss)	(1,349)	968
Total partners' equity	350,720	254,157
Noncontrolling interests	201	201
Total equity	350,921	254,358
Total liabilities, mezzanine equity and equity	$787,673	$767,999

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Rental revenue	$17,560	$13,499	$50,051	$38,143
Expenses
Property operating	360	86	875	247
General and administrative	735	1,422	3,523	4,267
Acquisition-related	88	255	469	1,007
Amortization	4,293	3,458	12,548	9,826
Impairments	877	—	980	848
Total expenses	6,353	5,221	18,395	16,195
Other income and expenses
Interest and other income	434	430	1,280	1,168
Interest expense	(6,906)	(4,777)	(19,586)	(12,931)
Unrealized gain (loss) on derivatives	774	(61)	5,208	(111)
Equity income from unconsolidated joint venture	59	—	59	—
Gain on sale of real property interests	100,039	—	100,039	—
Total other income and expenses	94,400	(4,408)	87,000	(11,874)
Income before income tax expense	105,607	3,870	118,656	10,074
Income tax expense	460	72	663	72
Net income	105,147	3,798	117,993	10,002
Less: Net income attributable to noncontrolling interest	8	4	20	11
Net income attributable to limited partners	105,139	3,794	117,973	9,991
Less: Distributions declared to preferred unitholders	(2,868)	(1,818)	(7,742)	(4,672)
Less: General partner's incentive distribution rights	(197)	(109)	(587)	(295)
Net income attributable to common and subordinated unitholders	$102,074	$1,867	$109,644	$5,024
Net income (loss) per common and subordinated unit
Common units – basic	$4.06	$0.08	$4.51	$0.22
Common units – diluted	$3.71	$0.08	$4.18	$0.22
Subordinated units – basic and diluted	$—	$0.08	$(0.59)	$0.22
Weighted average common and subordinated units outstanding
Common units – basic	25,138	19,750	24,405	19,620
Common units – diluted	27,741	22,885	26,658	22,755
Subordinated units – basic and diluted	—	3,135	517	3,135
Cash distributions declared per common and subordinated unit	$0.3675	$0.3575	$1.1025	$1.0650

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$105,147	$3,798	$117,993	$10,002
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,035)	705	(2,317)	1,225
Other comprehensive income (loss)	(1,035)	705	(2,317)	1,225
Comprehensive income	104,112	4,503	115,676	11,227
Less: Comprehensive income attributable to noncontrolling interest	8	4	20	11
Comprehensive income attributable to limited partners	$104,104	$4,499	$115,656	$11,216

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(16,023)	—	—	(16,023)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,225	—	1,225	—
Issuance of Preferred Units, net	—	—	563	529	—	—	13,736	12,376	—	—	—	26,112	—
Issuance of Common Units, net	292	—	—	—	4,591	—	—	—	—	—	—	4,591	—
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	103	103	—
Distributions	—	—	—	—	(20,761)	(3,315)	(1,660)	(3,012)	(264)	—	(11)	(29,023)	—
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	3,025	—	—	3,025	—
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105	—
Net income	—	—	—	—	4,346	678	1,660	3,012	295	—	11	10,002	—
Balance as of September 30, 2017	19,750	3,135	1,427	2,369	$282,577	$19,887	$33,129	$56,632	$(148,597)	$716	$103	$244,447	$—

Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,317)	—	(2,317)	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	47,534
Issuance of Common Units, net	1,981	—	—	—	34,529	—	—	—	—	—	—	34,529	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(26,384)	(1,152)	(2,370)	(3,636)	(889)	—	(20)	(34,451)	(1,736)
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,069	—	—	2,069	—
Other deemed contributions	—	—	—	—	—	—	—	—	197	—	—	197	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income (loss)	—	—	—	—	109,947	(303)	2,370	3,636	587	—	20	116,257	1,736
Balance as of September 30, 2018	25,266	—	1,593	2,463	$424,875	$—	$37,207	$58,936	$(168,949)	$(1,349)	$201	$350,921	$47,534

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$117,993	$10,002
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	70	105
Unrealized (gain) loss on derivatives	(5,208)	111
Amortization expense	12,548	9,826
Amortization of above- and below- market lease	(1,008)	(964)
Amortization of deferred loan costs	2,724	1,515
Amortization of discount on secured notes	280	3
Receivables interest accretion	—	(7)
Impairments	980	848
Gain on sale of real property interests	(100,039)	—
Allowance for doubtful accounts	(23)	79
Equity income from unconsolidated joint venture	(59)	—
Changes in operating assets and liabilities:
Rent receivables, net	123	(1,981)
Accounts payable and accrued liabilities	414	48
Deferred rent receivables	177	(304)
Prepaid rent	1,005	697
Due from Landmark and affiliates	61	319
Other assets	1,031	1,191
Net cash provided by operating activities	31,069	21,488
Investing activities
Acquisition of land	(15,573)	(9,995)
Acquisition of real property interests and development activities	(85,411)	(88,843)
Proceeds from sale of real property interests	64,036	—
Acquisition of receivables	—	(4,389)
Repayments of receivables	915	868
Net cash used in investing activities	(36,033)	(102,359)
Financing activities
Proceeds from the issuance of Common Units, net	437	—
Proceeds from the issuance of Preferred Units, net	48,137	26,112
Proceeds from the issuance of non-controlling interests, net	—	103
Proceeds from revolving credit facility	105,500	108,500
Proceeds from the issuance of secured notes	169,128	—
Principal payments on revolving credit facility	(269,000)	—
Principal payments on secured notes	(3,995)	(1,165)
Deferred loan costs	(6,233)	(1,906)
Capital contribution to fund general and administrative expense reimbursement	2,271	2,573
Distributions to preferred unitholders	(7,320)	(4,260)
Distributions to common and subordinated unitholders	(28,228)	(24,340)
Distributions to non-controlling interests	(20)	(11)
Consideration associated with Drop-down Acquisitions	(20,394)	(16,023)
Net cash provided by (used in) financing activities	(9,717)	89,583
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(67)	157
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,748)	8,869
Cash, cash equivalents and restricted cash at beginning of the period	27,860	5,562
Cash, cash equivalents and restricted cash at end of the period	$13,112	$14,431

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of September 30, 2018, the Sponsor and affiliates own (a) our general partner; (b) 3,193,743 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and nine months ended September 30, 2018 and 2017 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All references to tenant sites are unaudited.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and corporations. Concurrently, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. The Partnership continues to assess the impact of the Tax Act, including qualification as a real estate business. Our tax expense is provisional and reflected in the consolidated financial statements as of September 30, 2018. The issuance of future administrative guidance may further clarify the interpretation of the new law and require adjustments to the provisional amount we recorded. Any adjustment required to this provisional amount is not expected to be material.

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. The Partnership adopted ASU 2016-18 during the first quarter of fiscal 2018. The retrospective adoption increased the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. Accordingly, the consolidated statement of cash flows for the period ending in September 30, 2017 has been reclassed to conform to the current presentation. The amount of restricted cash included in the beginning and ending cash balances within the consolidated statements of cash flows was $18.7 million and $6.2 million, respectively, for the nine months ended September 30, 2018 and $2.9 million and $1.0 million, respectively, for the nine months ended September 30, 2017. The adoption had no other material impacts to the consolidated statements of cash flows and had no impact on the results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. In March 2018, the FASB approved an optional practical expedient that would allow lessors to elect, by class of underlying asset, to not separate nonlease components from the related lease components. The practical expedient would be limited to circumstances in which both (1) the timing and pattern of revenue recognition are the same for the nonlease component and related lease component and (2) the combined single lease component would be classified as an operating lease. The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards (ASU No 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842). The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date. Since the Partnership’s land easements are primarily prepaid and included on the balance sheet in real property interest, the impact of the adoption of the easement related provisions are not expected to have a significant impact on our consolidated financial statements. The Partnership expects to adopt and apply the practical expedient to easements accounted for as operating leases as of January 1, 2019. For the nine months ended September 30, 2018, the Partnership incurred $0.2 million related to recurring ground lease rental payments as lessee. Upon adoption, the Partnership will record a right-of-use asset and a lease liability for such leases. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard mandates the use of the modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The Partnership is currently evaluating the impact of the adoption of the new lease accounting standard on our consolidated financial statements. We expect to adopt the new lease accounting standard on January 1, 2019.

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

3. Acquisitions

Drop-down Acquisitions

During nine months ended September 30, 2018 and for the year ended December 31, 2017, the Partnership completed one and four drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively referred to as the “Drop-down Acquisitions”). Certain real property interests and investments in receivables included in the Drop-down Acquisitions completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”) and Landmark Dividend Growth Fund-G LLC (“Fund G”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly-owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership during 2018 and 2017:

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

The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner. During the nine months ended September 30, 2018, the difference between the total consideration of $59.9 million and the net carrying value of $39.5 million, was allocated to the General Partner.

Third Party Acquisitions

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Partnership completed various direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the nine months ended September 30, 2018 and the year ended December 31, 2017:

	No. of Tenant Sites					Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Investments in Receivables	Borrowings and Available Cash	Common Units	Total
First Quarter
UEP	5	1	—	6	—	$—	$3.2	$3.2
Domestic	15	12	—	27	—	21.3	—	21.3
Total	20	13	—	33	—	$21.3	$3.2	$24.5
Second Quarter
International	—	8	—	8	—	$7.3	$—	$7.3
UEP	7	1	—	8	—	0.6	1.8	2.4
Domestic	3	1	—	4	—	21.5	—	21.5
Total	10	10	—	20	—	$29.4	$1.8	$31.2
Third Quarter
International	2	12	—	14	—	$14.2	$—	$14.2
UEP	10	—	—	10	—	0.9	1.8	2.7
Domestic	2	11	—	13	—	2.0	—	2.0
Total	14	23	—	37	—	$17.1	$1.8	$18.9
2018 Total	44	46	—	90	—	$67.8	$6.8	$74.6
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
Third Quarter
International	—	2	—	2	—	$4.1	$—	$4.1
Domestic	3	—	—	3	—	0.8	—	0.8
Total	3	2	—	5	—	$4.9	$—	$4.9
Fourth Quarter
International	—	3	—	3	—	$11.5	$—	$11.5
UEP	3	4	—	7	—	—	2.7	2.7
Domestic	14	5	2	21	—	6.5	—	6.5
Total	17	12	2	31	—	$18.0	$2.7	$20.7
2017 Total	35	26	2	63	1	$37.2	$3.8	$41.0

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	September 30, 2018	December 31, 2017
Land	$128,791	$114,385
Real property interests – perpetual	101,471	114,612
Real property interests – finite life	415,812	481,810
Construction in progress	26,413	7,574
Total land and real property interests	672,487	718,381
Accumulated amortization of real property interests	(35,965)	(37,817)
Land and net real property interests	$636,522	$680,564

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. During the three months ended September 30, 2018, the Partnership completed construction on four FlexGridTM infrastructure sites totaling $1.5 million. As of September 30, 2018 and December 31, 2017, the Partnership’s $26.4 million and $7.6 million, respectively, of construction in progress primarily related to the construction of the FlexGridTM solution.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of September 30, 2018, the consolidated joint venture had 26 tenant sites and one investment in receivable with total net book value of $42.5 million. During the three and nine months ended September 30, 2018, the consolidated joint venture generated rental revenue of $0.9 million and $2.0 million, respectively.

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

The following table summarizes final allocations for acquisitions during the nine months ended September 30, 2018 and the year ended December 31, 2017 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2018	$15,228	$77,292	$6,617	$1,301	$(1,533)	$98,905
2017	25,151	107,195	3,781	976	(1,850)	135,253

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of September 30, 2018, are as follows (in thousands):

2018 (three months)	$3,012
2019	11,895
2020	11,334
2021	10,744
2022	10,459
Thereafter	332,403
Total	$379,847

The weighted average remaining amortization period for non‑perpetual real property interests is 43 years as of September 30, 2018.

During the three and nine months ended September 30, 2018, one and two of the Partnership’s real property interests were impaired and we recognized impairment charges totaling $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2017, six of the Partnership’s real property interests were impaired as a result of termination notices received and recognized impairment charges totaling $0.8 million. There was no impairment during the three months ended September 30, 2017. The carrying value of each real property interest was determined to have a fair value of zero.

During the three and nine months ended September 30, 2018, the Partnership recognized a gain on the contribution of real property interests of $100 million in connection with the formation of an unconsolidated joint venture (the “JV”) in which 545 tenant sites were contributed to the JV by the Partnership as described in Note 7, Investment in Unconsolidated Joint Venture. The Partnership used $59.7 million of the net proceeds to repay a portion of the borrowings under the revolving credit facility. The Partnership has determined that the contribution does not meet the criteria for discontinued operations presentation as the contribution does not represent a strategic shift that will have a major effect on its operations and financial results and the Partnership has retained an interest in the assets through its interest in the unconsolidated joint venture.

In June 2018, the Partnership entered into a plan to sell one of its real property interests with an anticipated closing date in the fourth quarter of 2018. The Partnership has determined that the sale does not meet the criteria for discontinued operations presentation as the plan to sell does not represent a strategic shift that will have a major effect on its operations and financial results.  As a result of this classification, the assets and liabilities of the real property interest are separately presented as AHFS and liabilities associated with AHFS in the consolidated balance sheet as of September 30, 2018.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

September 30, 2018
Land	$1,286
Real property interests, net	5,566
Other intangible assets, net	994
AHFS	$7,846
Other intangible liabilities, net	$397
Liabilities associated with AHFS	$397

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	September 30, 2018	December 31, 2017
Acquired in-place lease
Gross amount	$23,273	$20,486
Accumulated amortization	(5,804)	(6,119)
Net amount	$17,469	$14,367
Acquired above-market leases
Gross amount	$6,545	$6,503
Accumulated amortization	(2,540)	(2,886)
Net amount	$4,005	$3,617
Total other intangible assets, net	$21,474	$17,984
Acquired below-market leases
Gross amount	$(17,127)	$(21,218)
Accumulated amortization	7,410	8,385
Total other intangible liabilities, net	$(9,717)	$(12,833)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.3 million and $1.0 million as an increase to rental revenue for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $1.0 million as an increase to rental revenue for the three and nine months ended September 30, 2017, respectively.  We recorded amortization of in‑place lease intangibles of $0.6 million and $1.7 million as amortization expense for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.2 million as amortization expense for the three and nine months ended September 30, 2017, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2018 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2018 (three months)	$439	$184	$(406)
2019	1,725	670	(1,577)
2020	1,650	511	(1,531)
2021	1,586	411	(1,404)
2022	1,503	337	(1,281)
Thereafter	10,566	1,892	(3,518)
Total	$17,469	$4,005	$(9,717)

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

During the three and nine months ended September 30, 2018, 16 of the Partnership’s investments in receivables were impaired and recognized impairment charges totaling $0.8 million. The investments in receivables were impaired to net realizable value. Pursuant to the terms of the omnibus agreement, Landmark will indemnify the Partnership for the $0.8 million impairment of investments in receivables during the fourth quarter of fiscal 2018 which will be treated as a deemed capital contribution.

Interest income recognized on the receivables totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	September 30, 2018	December 31, 2017
Investments in receivables – beginning	$20,782	$17,440
Acquisitions	—	4,389
Impairments	(785)	—
Repayments	(915)	(1,180)
Interest accretion	—	7
Foreign currency translation adjustment	(118)	126
Investments in receivables – ending	$18,964	$20,782

Annual amounts due as of September 30, 2018, are as follows (in thousands):

2018 (three months)	$574
2019	2,166
2020	2,154
2021	2,212
2022	2,345
Thereafter	27,157
Total	$36,608
Interest	$17,644
Principal	18,964
Total	$36,608

7. Investment in Unconsolidated Joint Venture

On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 tenant site assets to the unconsolidated JV that secured the Partnership’s $125.4 million Series 2018-1 secured notes (the “2018 Securitization”), in exchange for a 50.01% membership interest in the unconsolidated JV and $65.5 million in cash (the “Transaction”). The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV.

The Partnership recognized a gain on contribution of real property interests in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, the Partnership determined it does not have a controlling financial interest in the entity that holds the assets and the arrangement meets the criteria to be accounted for as a contract, as such, the Partnership derecognized the assets and recognized a gain on the contribution of the real property interests when control of the underlying assets transferred to the buyer. The gain on the contribution of real property interests is included in the gain on sale of real property interests in the accompanying consolidated statements of operations.

In addition to the contribution of assets, the JV assumed the 2018 Securitization. On June 6, 2018, the Partnership completed the 2018 Securitization involving certain tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Class C, Class D and Class F Series 2018-1 Secured Notes (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The net proceeds from the 2018 Securitization were primarily used to pay down the revolving credit facility by $120.5 million. The Class F notes are subordinated in right of payment to the Class D notes and the Class D notes are subordinated in right of payment to the Class C notes. The 2018 Secured Notes were issued at a discount of less than $0.1 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively.

The following table summarizes the Partnership’s contribution of assets and liabilities, at cost, to the unconsolidated JV as of the date of the Transaction (in thousands):

Assets
Cash, cash equivalents and restricted cash	$1,549
Real property interests, net	153,028
Other intangible assets, net	2,468
Total assets	$157,045
Liabilities
Secured notes, net	$122,084
Other intangible liabilities, net	3,046
Other liabilities	758
Total liabilities	$125,888
Net equity contributed to the unconsolidated joint venture	$31,157

The following table summarizes the Partnership’s gain on the contribution of real property interests to the unconsolidated JV as of the date of the Transaction (in thousands):

Investment in unconsolidated joint venture	$65,611
Proceeds from sale of real property interests	65,585
Less: Net equity contributed to the unconsolidated joint venture	(31,157)
Gain on sale of real property interests	$100,039

8. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	September 30, 2018	December 31, 2017
Revolving credit facility	November 19, 2019	$140,500	$304,000

4.38% senior secured notes	June 30, 2036	$43,103	$—
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	61,273	62,000
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	17,683	18,000
Series 2016-1 Class A 3.52%	June 1, 2021(2)	87,132	89,171
Series 2016-1 Class B 7.02%	June 1, 2021(2)	25,100	25,100
Secured Notes		234,291	194,271
Discount on Secured Notes		(1,547)	(1,826)
Deferred loan costs		(7,015)	(5,196)
Secured Notes, net		$225,729	$187,249

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity. On December 28, 2017, we exercised our option to increase the available commitments under our revolving credit facility for an additional $23 million, resulting in aggregate commitments of $390 million under the revolving credit facility. Additionally, as part of the Partnership’s organization structure change on July 31, 2017, the Partnership entered into a Second Amended and Restated Credit Agreement related to its revolving credit facility to add new subsidiaries as borrowers and added certain subsidiaries as guarantors. As of September 30, 2018, there was $249.5 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of September 30, 2018, the Partnership was in compliance with all financial covenants required under the revolving credit facility. Subsequent to September 30, 2018, the Partnership obtained commitments from a syndicate of banks for an amended and restated five-year revolving credit facility with initial borrowing commitments of no less than $450.0 million. The amended credit facility is expected to close in the fourth quarter of 2018, however until definitive documentation is entered into, there is no guarantee that the Partnership will be able to refinance the credit facility.

Secured Notes

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of September 30, 2018, $6.2 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0 for the 2017 Secured Notes and 2016 Secured Notes, respectively and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of September 30, 2018, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of September 30, 2018, are as follows (in thousands):

2018 (three months)	$2,273
2019	8,206
2020	10,313
2021 (1)	108,013
2022	72,737
Thereafter (1)	32,749
Total	$234,291

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $6.9 million and $19.6 million for the three and nine months ended September 30, 2018, respectively, and $4.8 million and $12.9 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, the Partnership had interest payable of $1.2 million and $0.7 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and amortization of discount on secured notes, which is included in interest expense, of $1.1 million and $3.0 million for three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2017, respectively.

9. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Revolver	Effective	Maturity	Fair Value Asset at
Entered	Value	Fixed Rate	Date	Date	September 30, 2018	December 31, 2017
December 24, 2014	$70,000	4.02%	12/24/2014	12/24/2018	$134	$164
February 5, 2015	25,000	3.79	4/13/2015	4/13/2019	165	174
August 24, 2015	50,000	4.24	10/1/2015	10/1/2022	2,206	840
March 23, 2016	50,000	4.17	12/24/2018	12/24/2021	1,810	761
March 31, 2016	20,000	4.06	12/24/2018	12/24/2021	784	364
March 31, 2016	25,000	4.13	4/13/2019	4/13/2022	952	418
June 12, 2017	50,000	4.56	3/2/2018	9/2/2024	2,315	438
					$8,366	$3,159

During the three and nine months ended September 30, 2018, the Partnership recorded a gain of $0.8 million and a gain of $5.2 million, respectively, and for the three and nine months ended September 30, 2017, the Partnership recorded a loss of less than $0.1 million and $0.1 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated statements of operations.

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at September 30, 2018. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
December 24, 2014	12/24/2018	$193	$75	$251	$17
February 5, 2015	4/13/2019	227	103	289	40
August 24, 2015	10/1/2022	3,111	1,324	3,974	400
March 23, 2016	12/24/2021	2,508	1,126	3,178	414
March 31, 2016	12/24/2021	1,064	512	1,331	228
March 31, 2016	4/13/2022	1,297	617	1,625	265
June 12, 2017	9/2/2024	3,623	1,036	4,856	(320)

10. Equity

The table below summarizes changes in the number of units outstanding for the nine months ended September 30, 2018 and 2017 (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance as of December 31, 2016	19,450,555	3,135,109	863,957	1,840,000	—
Issuance of units to Fund G - April 28, 2017	221,729	—	—	—	—
Issuance under ATM Programs	—	—	562,504	528,927	—
Issuance under Unit Exchange Program	70,481	—	—	—	—
Unit-based compensation	6,798	—	—	—	—
Balance as of September 30, 2017	19,749,563	3,135,109	1,426,461	2,368,927	—

Balance as of December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance of Series C Preferred Units - April 2, 2018	—	—	—	—	2,000,000
Issuance under ATM Programs	27,830	—	24,747	—	—
Issuance under Unit Exchange Program	446,416	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance as of September 30, 2018	25,266,060	—	1,593,149	2,463,015	2,000,000

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell common and preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

Common Units

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2018, 27,830 Common Units were issued under the Common Unit ATM Program generating proceeds of approximately $0.5 million before issuance costs. No Common Units were issued under the Common Unit ATM Program during the nine months ended September 30, 2017. As of September 30, 2018, we have $38.4 million remaining available to be issued under the Common Unit ATM Program.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the nine months ended September 30, 2018 and 2017, under the Unit Exchange Program, we completed an acquisition of 24 and five tenant sites in exchange for 446,416 and 70,481 Common Units, valued at approximately $6.7 million and $1.1 million, respectively. As of September 30, 2018, we have 4,153,649 Common Units remaining available to be issued under the Unit Exchange Program.

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

Preferred Units

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2018 and 2017, the Partnership issued 24,747 and 562,504 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $0.6 million and $14.1 million before issuance costs, respectively. As of September 30, 2018, we have $20.1 million remaining available to be issued under the Series A Preferred Unit ATM Program.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Partnership issued 528,927 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $13.3 million before issuance costs. As of September 30, 2018, we have $34.4 million remaining available to be issued under the Series B Preferred Unit ATM Program.

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

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
September 30, 2017	October 18, 2017	November 14, 2017	$0.3575	$8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
March 31, 2018	April 19, 2018	May 15, 2018	0.3675	9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
Series A Preferred Units
September 30, 2017	September 21, 2017	October 16, 2017	$0.5000	$713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
March 31, 2018	March 23, 2018	April 16, 2018	0.5000	797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
Series B Preferred Units
September 30, 2017	October 18, 2017	November 15, 2017	$0.4938	$1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216
March 31, 2018	April 19, 2018	May 15, 2018	0.4938	1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three months ended September 30, 2018 quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

11. Net Income (Loss) Per Limited Partner Unit

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three and nine months ended September 30, 2018 and 2017 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to limited partners	$105,139	$3,794	$117,973	$9,991
Less:
Distributions declared on Preferred Units	(2,868)	(1,818)	(7,742)	(4,672)
General partner's incentive distribution rights (1)	(197)	(109)	(587)	(295)
Net income attributable to common and subordinated unitholders	102,074	1,867	109,644	5,024
Distributions declared on common units	(9,285)	(7,073)	(27,710)	(21,024)
Distributions declared on subordinated units	—	(1,121)	—	(3,339)
Undistributed net income (loss)	$92,789	$(6,327)	$81,934	$(19,339)

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three months ended September 30, 2018 quarterly distribution. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income per common and subordinated unit for the three months ended September 30, 2018 and 2017 follows (in thousands, except per unit data):

	Three Months Ended September 30,
	2018	2017
	Common Units	Common Units	Subordinated Units
Distributions declared	$9,285	$7,073	$1,121
Undistributed net income (loss)	92,789	(5,460)	(867)
Net income attributable to common and subordinated units - basic	102,074	1,613	254
Net income attributable to subordinated units	—	254	—
Distributions on dilutive preferred units	868	—	—
Net income attributable to common and subordinated units - diluted	$102,942	$1,867	$254
Weighted-average units outstanding:
Basic	25,138	19,750	3,135
Effect of dilutive subordinated units	—	3,135	—
Effect of dilutive preferred units	2,603	—	—
Diluted	27,741	22,885	3,135
Net income per common and subordinated unit:
Basic	$4.06	$0.08	$0.08
Diluted (1)(2)	$3.71	$0.08	$0.08

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

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are dilutive for the three months ended September 30, 2018 and, as a result, have been included in the determination of diluted net income (loss) per common unit.

The calculation of net income (loss) per common and subordinated unit for the nine months ended September 30, 2018 and 2017 follows (in thousands, except per unit data):

	Nine Months Ended September 30,
	2018		2017
	Common Units	Subordinated Units	Common Units	Subordinated Units
Distributions declared	$27,710	$—	$21,024	$3,339
Undistributed net income (loss)	82,237	(303)	(16,678)	(2,661)
Net income (loss) attributable to common and subordinated units - basic	109,947	(303)	4,346	678
Net income (loss) attributable to subordinated units	(303)	—	678	—
Distributions on dilutive preferred units	1,736	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$111,380	$(303)	$5,024	$678
Weighted-average units outstanding:
Basic	24,405	517	19,620	3,135
Effect of dilutive subordinated units	517	—	3,135	—
Effect of dilutive preferred units	1,736	—	—	—
Diluted	26,658	517	22,755	3,135
Net income (loss) per common and subordinated unit:
Basic	$4.51	$(0.59)	$0.22	$0.22
Diluted (1)(2)	$4.18	$(0.59)	$0.22	$0.22

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. Effective February 15, 2018, all of the subordinated units, which were owned by Landmark, were converted on a one-for-one basis into Common Units.  The diluted effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net income (loss) per unit for the nine months ended September 30, 2018, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units from the beginning of the period through the conversion date.

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are dilutive for the nine months ended September 30, 2018 and, as a result, have been included in the determination of diluted net income (loss) per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	September 30, 2018		December 31, 2017
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$18,964	$19,267	$20,782	$20,995
Revolving credit facility	140,500	140,500	304,000	304,000
Secured Notes, net	225,729	223,482	187,249	187,895

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

As of September 30, 2018 and December 31, 2017, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	September 30, 2018	December 31, 2017
Derivative Assets (1)	$8,366	$3,159

(1)

Fair value is calculated using level 2 inputs. Level 2 inputs are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets.

13. Related‑Party Transactions

General and Administrative Reimbursement

Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) November 19, 2019. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and nine months ended September 30, 2018, Landmark reimbursed us $0.3 million and $2.1 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap, and $1.0 million and $3.0 million during the three and nine months ended September 30, 2017, respectively.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three and nine months ended September 30, 2018, we incurred $25,000 and $75,000, respectively, of license fees related to the AIF patent license agreement, and $25,000 and $75,000 during the three and nine months ended September 30, 2017, respectively.

Right of First Offer

Certain other investment funds managed by Landmark have granted us a right of first offer (“ROFO”) on real property interests that they currently own or acquire in the future before selling or transferring those assets to any third party. During the nine months ended September 30, 2018 and during the year ended December 31, 2017, the Partnership completed the following ROFO acquisitions:

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

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016 and 2017 secured notes and 0.5% of operating revenue for the 4.38% senior secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $10,939 and $26,965 of Secured Tenant Site Assets’ management fees during the three and nine months ended September 30, 2018, respectively, and $4,569 and $13,817 of three and nine months ended September 30, 2017, respectively.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of September 30, 2018, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of September 30, 2018 and December 31, 2017, the Partnership incurred zero and $0.2 million in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three months ended September 30, 2018 quarterly distribution. During three and nine months ended September 30, 2018, we paid zero and $0.4 million of incentive distribution rights, respectively. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

Due from Affiliates

At September 30, 2018 and December 31, 2017, the General Partner and its affiliates owed $0.1 million and $0.6 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement and for rents received on our behalf.

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

The statements of operations for the reportable segments are as follows:

For the three months ended September 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$10,511	$4,989	$2,060	$—	$17,560
Expenses
Property operating	141	185	34	—	360
General and administrative	—	—	—	735	735
Acquisition-related	—	—	—	88	88
Amortization	3,155	962	176	—	4,293
Impairments	785	92	—	—	877
Total expenses	4,081	1,239	210	823	6,353
Total other income and expenses	100,187	61	206	(6,054)	94,400
Income (loss) before income tax expense	106,617	3,811	2,056	(6,877)	105,607
Income tax expense	—	—	—	460	460
Net income (loss)	$106,617	$3,811	$2,056	$(7,337)	$105,147

For the three months ended September 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$8,502	$3,134	$1,863	$—	$13,499
Expenses
Property operating	14	49	23	—	86
General and administrative	—	—	—	1,422	1,422
Acquisition-related	—	—	—	255	255
Amortization	2,744	572	142	—	3,458
Total expenses	2,758	621	165	1,677	5,221
Total other income and expenses	175	65	190	(4,838)	(4,408)
Income (loss) before income tax expense	5,919	2,578	1,888	(6,515)	3,870
Income tax expense	—	—	—	72	72
Net income (loss)	$5,919	$2,578	$1,888	$(6,587)	$3,798

For the nine months ended September 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$30,518	$13,537	$5,996	$—	$50,051
Expenses
Property operating	214	510	151	—	875
General and administrative	—	—	—	3,523	3,523
Acquisition-related	—	—	—	469	469
Amortization	9,456	2,589	503	—	12,548
Impairments	785	195	—	—	980
Total expenses	10,455	3,294	654	3,992	18,395
Total other income and expenses	105,286	190	609	(19,085)	87,000
Income (loss) before income tax expense	125,349	10,433	5,951	(23,077)	118,656
Income tax expense	—	—	—	663	663
Net income (loss)	$125,349	$10,433	$5,951	$(23,740)	$117,993

For the nine months ended September 30, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$24,705	$7,693	$5,745	$—	$38,143
Expenses
Property operating	32	93	122	—	247
General and administrative	—	—	—	4,267	4,267
Acquisition-related	14	174	—	819	1,007
Amortization	8,058	1,352	416	—	9,826
Impairments	645	203	—	—	848
Total expenses	8,749	1,822	538	5,086	16,195
Total other income and expenses	545	79	544	(13,042)	(11,874)
Income (loss) before income tax expense	16,501	5,950	5,751	(18,128)	10,074
Income tax expense	—	—	—	72	72
Net income (loss)	$16,501	$5,950	$5,751	$(18,200)	$10,002

The Partnership’s total assets by segment were (in thousands):

	September 30, 2018	December 31, 2017
Segments
Wireless communication	$434,927	$440,139
Outdoor advertising	214,084	175,825
Renewable power generation	112,621	111,482
Corporate assets	26,041	40,553
Total assets	$787,673	$767,999

The following table represents the Partnership’s rental revenues by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Country
United States	$16,450	$13,025	$47,346	$37,301
United Kingdom	851	285	2,045	383
Australia	244	175	616	420
Canada	15	14	44	39
Total rental revenue	$17,560	$13,499	$50,051	$38,143

The following table represents the Partnership’s total assets by country (in thousands):

	September 30, 2018	December 31, 2017
Country
United States	$726,100	$729,109
United Kingdom	48,815	30,391
Australia	12,122	7,938
Canada	636	561
Total assets	$787,673	$767,999

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

As of September 30, 2018, the Partnership had approximately $69.7 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

16. Tenant Concentration

For the three and nine months ended September 30, 2018 and 2017, the Partnership had the following tenant revenue concentrations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2018	2017	2018	2017
T-Mobile	10.0%	11.4%	10.3%	12.0%
Clear Channel	10.9%	8.8%	10.9%	7.7%
AT&T Mobility	9.7%	10.6%	10.0%	11.2%
Sprint	8.2%	9.1%	8.6%	9.8%

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

17. Supplemental Cash Flow Information

Noncash activities for the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Capital contribution to fund general and administrative expense reimbursement	$289	$996
Purchase price for acquisitions included in due to Landmark and affiliates	436	146
Issuance of common units for assets acquired from Fund H	27,342	—
Unit Exchange Program acquisitions	6,750	1,099
Distributions payable to preferred unitholders	1,718	1,212
Deferred loan costs included in accounts payable and accrued liabilities	50	—
Investment in unconsolidated joint venture	(65,611)	—
Total assets contributed to unconsolidated joint venture	157,045	—
Total liabilities contributed to unconsolidated joint venture	(125,888)	—
Purchase price for acquisitions and development activities included in accounts payable	1,452	285
Deemed contribution by the General Partner	197	—
Deemed distribution to the General Partner	(197)	—

Cash flows related to interest paid was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$16,135	$11,420
Capitalized interest	479	—

18. Subsequent Event

Subsequent to September 30, 2018, the Partnership obtained commitments from a syndicate of banks for an amended and restated five-year revolving credit facility with initial borrowing commitments of no less than $450.0 million. The amended credit facility is expected to close in the fourth quarter of 2018, however until definitive documentation is entered into, there is no guarantee that the Partnership will be able to refinance the credit facility.

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

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interest due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional difficulties and expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings; and
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions.
•	mergers or consolidations among wireless carriers.
•	performance of our joint ventures.

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 91% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the nine months ended September 30, 2018, T-Mobile and Sprint represented approximately 10.3% and 8.6%, respectively, of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) Adjusted EBITDA; and (4) distributable cash flow.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of September 30, 2018, we had a 95% occupancy rate with 1,818 of our 1,907 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”)

FFO, is a non-GAAP financial measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trust (“NAREIT”). FFO represents net income (loss) excluding real estate related depreciation and amortization expense, real estate related impairment charges, gains (or losses) on real estate transactions, adjustments for unconsolidated joint venture, and distributions to preferred unitholders and noncontrolling interests.

FFO is generally considered by industry analysts to be the most appropriate measure of performance of real estate companies. FFO does not necessarily represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net earnings as an indication of the Partnership’s performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers FFO an appropriate measure of performance of an equity REIT because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. The Partnership's computation of FFO may differ from the methodology for calculating FFO used by other equity REITs, and therefore, may not be comparable to such other REITs.

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP. AFFO should not be considered an alternative to net earnings, as an indication of the Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers AFFO a useful supplemental measure of the Partnership's performance. The Partnership's computation of AFFO may differ from the methodology for calculating AFFO, and therefore, may not be comparable to such other REITs. We calculate AFFO by starting with FFO and adjusting for general and administrative expense reimbursement, acquisition-related expenses, unrealized gain (loss) on derivatives, straight line rent adjustments, unit-based compensation, amortization of deferred loan costs and discount on secured notes, deferred income tax expense, amortization of above and below market rents, and repayments of receivables. The GAAP measures most directly comparable to FFO and AFFO is net income.

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, adjustments for investment in unconsolidated joint venture, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related costs, unrealized or realized gain or loss on derivatives, loss on early extinguishment of debt, gain on sale of real property interest, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market lease intangibles plus cash receipts applied toward the repayments of investments in receivables, after the deemed capital contribution to fund our general and administrative expense reimbursement and adjustments for investments in unconsolidated joint ventures. We define distributable cash flow as Adjusted EBITDA less cash interest paid, cash interest paid from unconsolidated joint venture, current cash income tax paid, maintenance capital expenditures, preferred unit distributions and net income attributable to noncontrolling interests. Distributable cash flow will not reflect changes in working capital balances.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Investment in Unconsolidated Joint Venture

On September 24, 2018, the Partnership completed the formation of an unconsolidated joint venture (the “JV”). The Partnership contributed 545 tenant site assets to the unconsolidated JV that secured the Partnership’s $125.4 million Series 2018-1 secured notes (the “2018 Securitization”), in exchange for a 50.01% membership interest in the unconsolidated JV and $65.5 million in cash (the “Transaction”). The Partnership used $59.7 million of the net proceeds to repay a portion of the borrowings under the revolving credit facility. The Partnership deconsolidated the 545 tenant sites and real property interests and recognized a gain on contribution of real property interests of $100 million. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV.

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the nine months ended September 30, 2018, the Partnership acquired 217 tenant sites and real property interest for total consideration of $134.5 million.

Included in the Drop-down Assets acquired by the Partnership during the nine months ended September 30, 2018, 127 tenant sites were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”) for a total consideration of $59.9 million. In connection with the August 30, 2016 Fund G drop-down acquisition, the Partnership entered into a contractual obligation to acquire two tenant sites and related real property interests.  The Partnership acquired one of these tenant sites and related real property interests on March 31, 2017 for cash consideration of $7.5 million and the remaining additional tenant site for $3.8 million on April 28, 2017.  Upon completion of the full $11.3 million acquisition, the Partnership issued 221,729 Common Units to Fund G on April 28, 2017.

Additionally, during the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Partnership acquired 90 tenant sites and 63 tenant sites and one investment in receivables from third parties for a total consideration of $74.6 million and $41.0 million, respectively. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

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

At any time on or after May 20, 2025, the Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, at a redemption price of $25.00 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. See Note 10, Equity to the Consolidated Financial Statements for additional information.

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

On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a subsidiary intended to be taxed as a real estate investment trust. During the nine months ended September 30, 2017, the Partnership incurred $1.0 million in expenses related to the change in organization structure. Such expenses are included in General and Administrative Expenses during the nine months ended September 30, 2017.

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

Factors That May Influence Future Results of Operations

Acquisitions and Developments

We intend to pursue acquisitions of real property interests from third parties, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we would pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we will target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. We expect the vast majority of our acquisitions will include leases with our Tier 1 tenants or tenants whose sub‑tenants are Tier 1 companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our initial portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our initial portfolio of real property interests into other fragmented infrastructure asset classes and expect to continue to pursue acquisitions internationally.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including the Zero Site microgrid solution and digital outdoor advertising kiosks across North America. The Zero Site is a self-contained, neutral-host smart pole designed for wireless carrier and other wireless operator collocation. The Zero Site is designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of September 30, 2018 and December 31, 2017, the Partnership’s $26.4 million and $7.6 million of construction in progress balance related to the FlexGridTM solution, respectively. During the three months ended September 30, 2018, the Partnership deployed four FlexGridTM infrastructure sites. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit “DART” to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s FlexGridTM ecosystem solution on strategic high-traffic DART locations.

Investment in Unconsolidated Joint Venture

On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 tenant site assets to the unconsolidated JV that secured the Partnership’s 2018 Securitization in exchange for a 50.01% membership interest in the unconsolidated JV and $65.5 million in cash. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the nine months ended September 30, 2018, T-Mobile and Sprint represented approximately 10.3% and 8.6%, respectively, of rental revenue.

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

Results of Operations

Our results of operations for all periods presented were affected by the formation of the unconsolidated JV and acquisitions made during the nine months ended September 30, 2018 and the year ended December 31, 2017. As of September 30, 2018 and 2017, we had 1,907 and 2,180 available tenant sites with 1,818 and 2,099 leased tenant sites, respectively.

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Revenue
Rental revenue	$17,560	$13,499	$4,061
Expenses
Property operating	360	86	274
General and administrative	735	1,422	(687)
Acquisition-related	88	255	(167)
Amortization	4,293	3,458	835
Impairments	877	—	877
Total expenses	6,353	5,221	1,132
Other income and expenses
Interest and other income	434	430	4
Interest expense	(6,906)	(4,777)	(2,129)
Unrealized gain (loss) on derivatives	774	(61)	835
Equity income from unconsolidated joint venture	59	—	59
Gain on sale of real property interests	100,039	—	100,039
Total other income and expenses	94,400	(4,408)	98,808
Income before income tax expense	105,607	3,870	101,737
Income tax expense	460	72	388
Net income	$105,147	$3,798	$101,349

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Rental Revenue

Rental revenue increased $4.1 million, $1.6 million of which was due to the greater average number of assets in the portfolio during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $10.5 million, $5.0 million, and $2.1 million, or 60%, 28%, and 12% of total rental revenue, respectively, during the three months ended September 30, 2018, compared to $8.5 million, $3.1 million, and $1.9 million, or 63%, 23%, and 14% of total rental revenue, respectively, during the three months ended September 30, 2017. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 94%, 98%, and 100%, respectively, at September 30, 2018 compared to 96%, 98%, and 100%, respectively, at September 30, 2017. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,910, $2,447, and $8,925, respectively, during the three months ended September 30, 2018 compared to $1,877, $1,932, and $9,467, respectively, during the three months ended September 30, 2017.

On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Rental revenue generated from the assets contributed to the JV prior to the date of the transaction was $3.2 million and $3.1 million included in rental revenue for the three months ended September 30, 2018 and 2017, respectively.

Property Operating

Property operating expenses increased $0.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure, rent expense on assets subject to a ground lease and management fees for our UK venture. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our FlexGridTM solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses decreased $0.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to expenses incurred in connection with the change in the Partnership’s organization structure during 2017. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a REIT subsidiary. During the three months ended September 30, 2017, the Partnership incurred $0.5 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended September 30, 2018 and 2017, Landmark reimbursed us $0.3 million and $1.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.2 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a result of higher Drop-down activity in the three months ended September 30, 2017. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $0.8 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as a result of having greater average number of tenant sites as of September 30, 2018 compared to average tenant sites as of September 30, 2017. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to decrease as a result of contributing assets to the unconsolidated JV. In accordance with the equity method of accounting, the Partnership’s consolidated statements of operations subsequent to the date of the transaction will reflect the Partnership’s 50.01% equity interest in the JV’s income. Amortization expense generated from the JV assets prior to the date of the transaction was $0.8 million included in amortization for the three months ended September 30, 2018 and 2017, respectively.

Impairments

Impairments increased $0.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to 16 investments in receivables in our wireless communication segment that were impaired for $0.8 million and one lease termination in our outdoor advertising segment for $0.1 million during the three months ended September 30, 2018. There were no terminations during the three months ended September 30, 2017.

Interest and Other Income

Interest and other income increased less than $0.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of the acquisitions of investments in receivables in connection with the 2017 Drop-down Acquisitions from Landmark and affiliates as described in Note 3 to the Consolidated Financial Statement. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $2.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a greater average debt balance of approximately $456.6 million during the three months ended September 30, 2018 compared to an average debt balance of approximately $421.1 million for the three months ended September 30, 2017.

In connection with the unconsolidated JV transaction described above, the Partnership contributed the debt related to the 2018 Securitization to the JV. On June 6, 2018, the Partnership completed the 2018 Securitization involving certain tenant sites, through the issuance of the Class C, Class D and Class F Series 2018-1 Secured Notes (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The net proceeds from the 2018 Securitization were primarily used to pay down the revolving credit facility by $120.5 million. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively. During the three months ended September 30, 2018, interest expenses related to the 2018 Secured Notes prior to the date of the transaction was $1.4 million.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the three months ended September 30, 2018 and unrealized loss for the three months ended September 30, 2017 reflect the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the Partnership’s proportionate share of equity in the JV’s income totaling $0.1 million as of the date of the unconsolidated JV formation on September 24, 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the three months ended September 30, 2018, we recognized a gain on contribution of real property interests of $100 million in connection with the formation of the unconsolidated JV in which 545 tenant sites were contributed to the unconsolidated JV by the Partnership.

Income Tax Expense

Income tax expense increased $0.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a reduction in deferred tax assets. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

The following table summarizes the consolidated statements of operations of the Partnership for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Revenue
Rental revenue	$50,051	$38,143	$11,908
Expenses
Property operating	875	247	628
General and administrative	3,523	4,267	(744)
Acquisition-related	469	1,007	(538)
Amortization	12,548	9,826	2,722
Impairments	980	848	132
Total expenses	18,395	16,195	2,200
Other income and expenses
Interest and other income	1,280	1,168	112
Interest expense	(19,586)	(12,931)	(6,655)
Unrealized gain (loss) on derivatives	5,208	(111)	5,319
Equity income from unconsolidated joint venture	59	—	59
Gain on sale of real property interests	100,039	—	100,039
Total other income and expenses	87,000	(11,874)	98,874
Income before income tax expense	118,656	10,074	108,582
Income tax expense	663	72	591
Net income	$117,993	$10,002	$107,991

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Rental Revenue

Rental revenue increased $11.9 million, $6.6 million of which was due to the greater average number of assets in the portfolio during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $30.6 million, $13.5 million, and $6.0 million, or 61%, 27%, and 12% of total rental revenue, respectively, during the nine months ended September 30, 2018, compared to $24.7 million, $7.7 million, and $5.7 million, or 65%, 20%, and 15% of total rental revenue, respectively, during the nine months ended September 30, 2017. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 94%, 98%, and 100%, respectively, at September 30, 2018 compared to 96%, 98%, and 100%, respectively, at September 30, 2017. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,914, $2,400, and $9,068, respectively, during the nine months ended September 30, 2018 compared to $1,832, $1,606, and $9,897, respectively, during the nine months ended September 30, 2017.

On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Rental revenue generated from the assets contributed to the JV prior to the date of the transaction was $10.0 million and $9.1 million included in rental revenue for the nine months ended September 30, 2018 and 2017, respectively.

Property Operating

Property operating expenses increased $0.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure, rent expense on assets subject to ground lease and management fees for our UK venture. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy FlexGridTM solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses decreased $0.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to expenses incurred in connection with the change in the Partnership’s organization structure during 2017. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its’ organizational structure by moving the Partnership’s assets under a REIT subsidiary. During the nine months ended September 30, 2017, the Partnership incurred $1.0 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $80.0 million and (ii) the fifth anniversary of the closing of the IPO (November 19, 2019). The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the nine months ended September 30, 2018 and 2017, Landmark reimbursed us $2.1 million and $3.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap.

Acquisition‑Related

Acquisition‑related expenses decreased $0.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the Partnership’s early adoption of ASU No. 2017-01 on April 1, 2017. Under ASU No. 2017-01, for acquisitions that do not meet the definition of a business, acquisition costs are required to be capitalized instead of expensed. Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.  Additionally, we expect future drop-down acquisitions from the Sponsor and affiliates to be transfers of net assets that are not a business. The transfer of net assets will be accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods will not be retroactively adjusted. Acquisition costs for transactions between entities under common control are expensed as incurred.

Amortization

Amortization expense increased $2.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of having a greater number of average tenant sites as of September 30, 2018 compared to September 30, 2017. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to decrease as a result of contributing assets to the unconsolidated JV. Subsequent to the JV transaction described above the Partnership’s consolidated income statement amortization expenses will not include amortization related to the JV assets.  In accordance with the equity method of accounting, the Partnership’s consolidated statements of operations subsequent to the date of the transaction will reflect the Partnership’s 50.01% equity interest in the JV’s income. Amortization expense generated from the JV assets prior to the date of the transaction was $2.6 million and $2.5 million included in amortization for the nine months ended September 30, 2018 and 2017, respectively.

Impairments

Impairments increased $0.1 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to 16 investments in receivables in our wireless communication segment that were impaired for $0.8 million and one lease termination in our outdoor advertising segment for $0.1 million during the nine months ended September 30, 2018 compared to six lease terminations in our wireless communication and outdoor advertising segments for $0.8 million during the nine months ended September 30, 2017.

Interest and Other Income

Interest and other income increased $0.1 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of the acquisitions of investments in receivables in connection with the 2017 Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions to the Consolidated Financial Statement. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $6.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a greater average debt balance of approximately $436.5 million during the nine months ended September 30, 2018 compared to an average debt balance of approximately $394.2 million for the nine months ended September 30, 2017.

In connection with the JV transaction described above, the Partnership contributed the debt related to the 2018 Securitization to the JV. On June 6, 2018, the Partnership completed the 2018 Securitization involving certain tenant sites, through the issuance of the Class C, Class D and Class F Series 2018-1 Secured Notes (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The net proceeds from the 2018 Securitization were primarily used to pay down the revolving credit facility by $120.5 million. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively. During the nine months ended September 30, 2018, interest expenses related to the 2018 Secured Notes prior to the date of the transaction was $1.8 million.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the nine months ended September 30, 2018 and unrealized loss for the nine months ended September 30, 2017 reflect the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.1 million during the nine months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the Partnership’s proportionate share of equity in the JV’s income totaling $0.1 million as of the date of the unconsolidated JV formation on September 24, 2018. The Partnership accounts for its investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the JV’s income. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the nine months ended September 30, 2018, we recognized a gain on contribution of real property interests of $100 million in connection with the formation of the unconsolidated JV in which 545 tenant sites were contributed to the JV by the Partnership.

Income Tax Expense

Income tax expense increased $0.6 million during the nine months ended September 30, 2018 compared to nine months ended September 30, 2017 due to an increase in net income related to our foreign operations and a reduction in deferred tax assets. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA, Adjusted EBITDA and distributable cash flow for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$9,503	$7,497	$31,069	$21,488
Unit-based compensation	—	—	(70)	(105)
Unrealized gain (loss) on derivatives	774	(61)	5,208	(111)
Amortization expense	(4,293)	(3,458)	(12,548)	(9,826)
Amortization of above- and below-market rents, net	333	311	1,008	964
Amortization of deferred loan costs	(1,029)	(608)	(2,724)	(1,515)
Amortization of discount on secured notes	(94)	(1)	(280)	(3)
Receivables interest accretion	—	—	—	7
Impairments	(877)	—	(980)	(848)
Gain on sale of real property interests	100,039	—	100,039	—
Allowance for doubtful accounts	52	(53)	23	(79)
Equity income from unconsolidated joint venture	59	—	59	—
Working capital changes	680	171	(2,811)	30
Net income	$105,147	$3,798	$117,993	$10,002
Interest expense	6,906	4,777	19,586	12,931
Amortization expense	4,293	3,458	12,548	9,826
Income tax expense	460	72	663	72
Adjustments for investment in unconsolidated joint venture	52	—	52	—
EBITDA	$116,858	$12,105	$150,842	$32,831
Impairments	877	—	980	848
Acquisition-related	88	255	469	1,007
Unrealized (gain) loss on derivatives	(774)	61	(5,208)	111
Gain on sale of real property interests	(100,039)	—	(100,039)	—
Unit-based compensation	—	—	70	105
Straight line rent adjustments	33	(88)	177	(304)
Amortization of above- and below-market rents, net	(333)	(311)	(1,008)	(964)
Repayments of investments in receivables	307	343	915	868
Deemed capital contribution due to cap on general and administrative expense reimbursement	289	996	2,069	3,025
Adjusted EBITDA applicable to limited partners	$17,306	$13,361	$49,267	$37,527
Less: Cash interest expense	(5,783)	(4,168)	(16,582)	(11,413)
Less: Cash interest expense from unconsolidated joint venture	(46)	—	(46)	—
Less: Cash income tax	(91)	(72)	(243)	(72)
Less: Distributions declared to preferred unitholders	(2,868)	(1,818)	(7,742)	(4,672)
Less: Net income attributable to noncontrolling interests	(8)	(4)	(20)	(11)
Distributable cash flow	$8,510	$7,299	$24,634	$21,359

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$105,147	$3,798	$117,993	$10,002
Adjustments:
Amortization expense	4,293	3,458	12,548	9,826
Impairments	877	—	980	848
Gain on sale of real property interests	(100,039)	—	(100,039)	—
Distributions to preferred unitholders	(2,868)	(1,818)	(7,742)	(4,672)
Distributions to noncontrolling interests	(8)	(4)	(20)	(11)
FFO	$7,402	$5,434	$23,720	$15,993
Adjustments:
General and administrative expense reimbursement	289	996	2,069	3,025
Acquisition-related expenses	88	255	469	1,007
Unrealized (gain) loss on derivatives	(774)	61	(5,208)	111
Straight line rent adjustments	33	(88)	177	(304)
Unit-based compensation	—	—	70	105
Amortization of deferred loan costs and discount on secured notes	1,123	609	3,004	1,518
Deferred income tax expense	369	—	420	—
Amortization of above- and below-market rents, net	(333)	(311)	(1,008)	(964)
Repayments of receivables	307	343	915	868
Adjustments for investment in unconsolidated joint venture	6	—	6	—
AFFO	$8,510	$7,299	$24,634	$21,359

FFO per common unit - diluted	$0.29	$0.24	$0.95	$0.70
AFFO per common unit - diluted	$0.34	$0.32	$0.99	$0.94
Weighted average common units outstanding - diluted	25,138	22,885	24,922	22,755

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

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.4 million per quarter, or $37.6 million per year in the aggregate, based on the number of common units outstanding as of November 2, 2018. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.0 million per quarter, or approximately $8.0 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of November 2, 2018. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of September 30, 2018, there were 2,000,000 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common and Subordinated Units and IDRs
September 30, 2017	$0.3575	$8,303	November 14, 2017
December 31, 2017	0.3675	9,304	February 14, 2018
March 31, 2018	0.3675	9,384	May 15, 2018
June 30, 2018	0.3675	9,431	August 14, 2018
September 30, 2018 (1)	0.3675	9,285	November 14, 2018
Series A Preferred Units
September 30, 2017	$0.5000	$713	October 16, 2017
December 31, 2017	0.5000	784	January 16, 2018
March 31, 2018	0.5000	797	April 16, 2018
June 30, 2018	0.5000	797	July 16, 2018
September 30, 2018	0.5000	797	October 15, 2018
Series B Preferred Units
September 30, 2017	$0.4938	$1,203	November 15, 2017
December 31, 2017	0.4938	1,216	February 15, 2018
March 31, 2018	0.4938	1,216	May 15, 2018
June 30, 2018	0.4938	1,216	August 15, 2018
September 30, 2018	0.4938	1,216	November 15, 2018
Series C Preferred Units
June 30, 2018 (2)	$0.2090	$418	May 15, 2018
June 30, 2018	0.4400	880	August 15, 2018
September 30, 2018	0.4382	876	November 15, 2018

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three months ended September 30, 2018 quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

As of September 30, 2018, we had $366.2 million of total outstanding indebtedness. Subsequent to September 30, 2018, the Partnership obtained commitments from a syndicate of banks for an amended and restated five-year revolving credit facility with initial borrowing commitments of no less than $450.0 million. The amended credit facility is expected to close in the fourth quarter of 2018, however until definitive documentation is entered into, there is no guarantee that the Partnership will be able to refinance the credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$31,069	$21,488
Net cash used in investing activities	(36,033)	(102,359)
Net cash provided by (used in) financing activities	(9,717)	89,583

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Net cash provided by operating activities.  Net cash provided by operating activities increased $9.6 million to $31.1 million for the nine months ended September 30, 2018 compared to $21.5 million for the nine months ended September 30, 2017. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and the timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $36.0 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $102.4 million for the nine months ended September 30, 2017. The change in cash used in investing activities was primarily due to the proceeds received from the sale of real property interests related to the formation of the unconsolidated joint venture on September 24, 2018.

Net cash provided by financing activities.  Net cash used in financing activities was $9.7 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $89.6 million for the nine months ended September 30, 2017. The change in net cash (used in) provided by financing activities was primarily attributable to the net decrease of $83.2 million in proceeds from the issuance of secured notes, equity offerings and borrowings from the secured facility, in addition to a net increase in distributions to unitholders of $7.0 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revolving Credit Facility

Our revolving credit facility will mature on November 19, 2019 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. Subsequent to September 30, 2018, the Partnership obtained commitments from a syndicate of banks for an amended and restated five-year revolving credit facility with initial borrowing commitments of no less than $450.0 million. The amended credit facility is expected to close in the fourth quarter of 2018, however until definitive documentation is entered into, there is no guarantee that the Partnership will be able to refinance the credit facility. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries is pledged as collateral under our revolving credit facility.

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

As of September 30, 2018, loans under our revolving credit facility bear interest at our option at a variable rate per annum equal to either:

•

a base rate, which is the highest of (i) the administrative agent’s prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50%, and (iii) an adjusted one-month LIBOR plus 1.0%, in each case, plus an applicable margin of 1.50%; or

•	an adjusted one-month LIBOR plus an applicable margin of 2.50%.

As of September 30, 2018, we had $140.5 million of total outstanding indebtedness under our revolving credit facility with $249.5 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at September 30, 2018.

Secured Notes

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

The Secured Notes are each secured by (1) mortgages and deeds of trust on substantially all of the tenant sites and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0 for the 2017 Secured Notes and 2016 Secured Notes, respectively, and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes.

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 8, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. On January 18, 2018, $16.0 million from the 2017 Secured Notes site acquisition account was used to acquire certain assets from Fund H. As of September 30, 2018, $6.2 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 8, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of September 30, 2018, the DSCR for the 2017 Securitization and 2016 Securitization is above 2.0, respectively, and above 1.1 for the 4.38% Senior Secured Notes.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of September 30, 2018, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

During the nine months ended September 30, 2018, the Partnership issued a total of 27,830 Common Units and 24,747 Series A Preferred Units under the ATM Programs generating total proceeds of approximately $1.1 million before issuance costs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. As of September 30, 2018, there were no amounts drawn on the standby letter of credit.

As of September 30, 2018, we do not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of September 30, 2018, our revolving credit facility had an outstanding balance of $140.5 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of September 30, 2018, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of September 30, 2018, there were 2,000,000 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets we are exposed to market risk from changes in foreign currency exchange rates. We currently do not use derivative financial instruments to mitigate foreign currency risk. For the three and nine months ended September 30, 2018, approximately 6% and 5% of rental revenue was denominated in foreign currencies, respectively. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. The cumulative translation effect is included in equity as a component of AOCI.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

4.3	BF-LMRK JV LLC Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 24, 2018).

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on November 7, 2018.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer