Form 10-K
period 2018-12-31
Landmark Infrastructure Partners LP
filed 2019-02-20
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36735

Landmark Infrastructure Partners LP

(Exact name of registrant as specified in its charter)

Delaware	61-1742322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Continental Blvd, Suite 500, P.O. Box 3429 El Segundo, CA 90245	90245
(Address of principal executive offices)	(Zip Code)

(310) 598-3173

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Units, Representing Limited Partner Interests	NASDAQ Global Market
8.0% Series A Cumulative Redeemable Preferred Units, $25.00 par value	NASDAQ Global Market
7.9% Series B Cumulative Redeemable Preferred Units, $25.00 par value	NASDAQ Global Market
Series C Floating-to-Fixed Rate Cumulative Redeemable Perpetual Convertible Preferred Units, $25.00 par value	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the equity held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $13.85, was approximately $341 million.

The registrant had 25,338,432 common units outstanding at February 15, 2019.

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

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interests due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings;
•	mergers or consolidation among wireless carriers;
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions;
•	performance of our joint ventures; and
•	certain factors discussed elsewhere in this Annual Report on Form 10-K.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1. Business and Properties

Overview

We are a growth‑oriented partnership formed by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). Our common units are listed on the NASDAQ Global Market under the symbol “LMRK”. The Partnership holds substantially all of its assets in a wholly owned subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ending December 31, 2017. We intend to continue to own and operate substantially all of our assets through the REIT Subsidiary. Our legal structure substantially eliminates unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account, and we do not intend to generate state source income.

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

Our real property interests consist of a diversified portfolio of long‑term and perpetual easements, tenant lease assignments and fee simple properties located primarily in the United States. These real property interests entitle us to receive rental payments from leases on our 1,920 tenant sites. Approximately 79% of our leased tenant sites are leased to large, publicly traded companies (or their affiliates) that have a national footprint and for our renewable power generation segment includes tenants with power purchase agreements with subsidiaries or affiliates of high credit rated utilities or high quality offtakers. These tenants, which we refer to as our “Tier 1” tenants, are comprised of AT&T Mobility, Sprint, T‑Mobile and Verizon in the wireless carrier industry, American Tower, Crown Castle and SBA Communications in the cellular tower industry, Outfront Media, Clear Channel Outdoor and Lamar Advertising in the outdoor advertising industry and Southern California Edison and Duke Energy in the renewable power generation industry.

We believe the terms of our tenant lease arrangements provide us with stable, predictable and growing cash flow that will support growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. Over 90% of our tenant leases have contractual rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. In addition, we believe the physical infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. When combined with the challenges and costs of relocating these infrastructure assets and the key strategic locations of our real property interests, we expect continued high tenant retention and occupancy rates. As of December 31, 2018, we had a 95% occupancy rate, with 1,831 of our 1,920 total available tenant sites leased.

We benefit significantly from our relationship with Landmark, our Sponsor. Landmark, a private company formed in 2010, is one of the largest acquirers of real property interests underlying the operationally essential infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. We believe Landmark’s asset acquisition and management platform will benefit us by providing us with acquisitions and development opportunities. Please read “Our Relationship with Landmark” and “Infrastructure Development”.

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

The table below provides an overview of our portfolio of real property interests as of December 31, 2018.

Our Real Property Interests

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average		Average
			Remaining			Remaining		Monthly	Quarterly	Percentage
	Number of		Property			Lease	Tenant Site	Effective Rent	Rental	of Quarterly
	Infrastructure		Interest			Term	Occupancy	Per Tenant	Revenue	Rental
Real Property Interest	Locations(1)	Number	(Years)		Number	(Years)(2)	Rate(3)(4)	Site(4)(5)	(in thousands)(6)	Revenue(6)
Tenant Lease Assignment with Underlying Easement
Wireless Communication	726	918	72.7	(7)	864	27.8			$5,156	35%
Outdoor Advertising	531	631	80.5	(7)	615	17.6			4,150	28%
Renewable Power Generation	24	56	28.6	(7)	56	29.3			432	3%
Subtotal	1,281	1,605	78.6	(7)	1,535	23.8			$9,738	66%
Tenant Lease Assignment only(8)
Wireless Communication	122	176	48.2		158	17.8			$994	7%
Outdoor Advertising	32	35	63.1		34	14.2			225	2%
Renewable Power Generation	6	6	48.6		6	27.6			57	—%
Subtotal	160	217	50.8		198	17.5			$1,276	9%
Tenant Lease on Fee Simple
Wireless Communication	19	29	99.0	(7)	29	18.7			$1,213	8%
Outdoor Advertising	50	54	99.0	(7)	54	7.8			906	6%
Renewable Power Generation	13	15	99.0	(7)	15	30.9			1,581	11%
Subtotal	82	98	99.0	(7)	98	14.4			$3,700	25%
Total	1,523	1,920	72.9	(9)	1,831	22.6			$14,714	100%
Aggregate Portfolio
Wireless Communication	867	1,123	68.8		1,051	26.0	94%	$1,927	7,363	50%
Outdoor Advertising	613	720	80.8		703	16.7	98%	2,535	5,281	36%
Renewable Power Generation	43	77	37.3		77	29.6	100%	8,960	2,070	14%
Total	1,523	1,920	72.9	(9)	1,831	22.6	95%	$2,458	$14,714	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2018 were 3.8, 8.5, 17.6 and 5.9 years, respectively.

(3)	Represents number of leased tenant sites divided by number of available tenant sites.
(4)	Occupancy and average monthly effective rent per tenant site are shown only on an aggregate portfolio basis by industry.
(5)	Represents total monthly revenue excluding the impact of amortization of above and below market lease intangibles divided by the number of leased tenant sites.
(6)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables.
(7)	Fee simple ownership and perpetual easements are shown as having a term of 99 years for purposes of calculating the average remaining term.
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

(9)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 64 years.

Our real property interests entitle us to receive rental payments from tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. The table below summarizes our Tier 1 tenants which comprised approximately 79% of our tenants as of December 31, 2018.

Our Tier 1 Tenants by Industry

Wireless Communication				Outdoor Advertising		Renewable Power Generation
Wireless Carriers		Tower Companies
	% of Total		% of Total		% of Total		% of Total
	Leased		Leased		Leased		Leased
Tenant	Tenant Sites	Tenant	Tenant Sites	Tenant	Tenant Sites	Offtaker	Tenant Sites
T-Mobile	10%	Crown Castle	9%	Lamar Advertising	9%	Southern California Edison	2%
AT&T Mobility	8%	American Tower	8%	Outfront Media	9%	Duke Energy	1%
Verizon	7%	SBA Communications	1%	Clear Channel Outdoor	8%
Sprint	7%
Total	32%	Total	18%	Total	26%	Total	3%

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

The table below presents an overview of the structures underlying our real property interests, as of December 31, 2018:

Our Real Property Interests by Structure Type

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average
			Remaining			Remaining	Quarterly	Percentage
	Number of		Property			Lease	Rental	of Quarterly
	Infrastructure		Interest			Term	Revenue	Rental
Structure Type	Locations(1)	Number	(Years)(2)		Number	(Years)(3)	(in thousands)(4)	Revenue(4)
Rooftops	312	422	60.3		376	13.1	$2,707	18%
Towers	418	461	76.3		451	34.4	2,423	16%
Billboards	613	720	80.8		703	16.7	5,281	36%
Other structures	107	127	75.3		123	34.7	1,669	11%
Equipment only(5)	32	116	62.9		104	13.7	573	4%
Wind turbines	16	47	32.9		47	35.1	365	3%
Solar	25	27	58.7		27	26.9	1,696	12%
Total	1,523	1,920	72.9	(6)	1,831	22.6	$14,714	100%

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

(3)

Assumes the exercise of all remaining renewal options. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolio as of December 31, 2018 were 3.8, 8.5, 17.6 and 5.9 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables.
(5)

In certain instances, we lease our tenant site for our tenant’s base station and equipment, but the tenant’s antenna array and related hardware are located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. At 58 infrastructure locations, we have leased space for equipment together with other structures.

(6)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 64 years.

We are geographically diversified with assets primarily located throughout the United States, and no single state accounted for more than 11% of our tenant sites as of December 31, 2018. Additionally, the majority of our wireless communication and outdoor advertising assets are located in major cities, significant intersections, and traffic arteries in the United States that benefit from high urban density, favorable demographic trends, strong traffic counts and strict zoning restrictions with legacy zoning rights (commonly referred to as “grandfather clauses.”) These attributes enhance the long‑term value of our real property interests, as our wireless communication and outdoor advertising tenants are focused on placing their assets in dense areas with large populations and along high‑traffic corridors. Additionally, local zoning regulations often restrict the construction of new cellular towers, rooftop wireless structures and outdoor advertising and billboard structures, creating barriers to entry and a supply shortage. We believe this leads to improved value of our assets and further increases the likelihood for continued high occupancy.

The table below summarizes our real property interests by state as of December 31, 2018.

Our Real Property Interests by State

	Wireless Communication		Outdoor Advertising		Renewable Power Generation		Total
	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Percentage of
	Available	Rental	Available	Rental	Available	Rental	Available	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Revenue
United States
Alaska	2	$6	—	$—	—	$—	2	$6	0.0%
Alabama	6	19	8	28	—	—	14	47	0.3%
Arkansas	11	31	4	7	—	—	15	38	0.3%
Arizona	35	155	20	97	—	—	55	252	1.7%
California	151	909	26	1,168	41	1,540	218	3,617	24.6%
Colorado	30	189	6	58	—	—	36	247	1.7%
Connecticut	21	145	10	71	—	—	31	216	1.5%
District of Columbia	1	7	—	—	—	—	1	7	0.0%
Florida	54	390	73	316	1	14	128	720	4.9%
Georgia	13	65	80	310	—	—	93	375	2.4%
Hawaii	1	6	—	—	1	40	2	46	0.3%
Iowa	3	7	3	4	—	—	6	11	0.1%
Idaho	1	1	—	—	—	—	1	1	0.0%
Illinois	74	680	48	237	2	63	124	980	6.7%
Indiana	5	27	25	60	1	1	31	88	0.6%
Kansas	14	63	4	5	4	8	22	76	0.5%
Kentucky	5	20	3	9	—	—	8	29	0.2%
Louisiana	10	27	4	5	—	—	14	32	0.2%
Massachusetts	40	112	6	127	1	23	47	262	1.8%
Maryland	7	68	6	21	—	—	13	89	0.6%
Michigan	17	85	41	86	1	2	59	173	1.2%
Minnesota	12	83	25	140	—	—	37	223	1.5%
Missouri	21	108	45	209	—	—	66	317	2.2%
Mississippi	10	25	12	3	—	—	22	28	0.2%
Montana	2	6	—	—	—	—	2	6	0.0%
North Carolina	11	59	19	47	12	115	42	221	1.5%
North Dakota	5	9	1	3	—	—	6	12	0.1%
Nebraska	3	302	4	11	—	—	7	313	2.1%
New Hampshire	3	74	1	3	—	—	4	77	0.5%
New Jersey	104	778	5	26	4	199	113	1,003	6.8%
New Mexico	6	35	2	3	—	—	8	38	0.3%
Nevada	35	107	11	102	2	8	48	217	1.5%
New York	124	975	6	48	—	—	130	1,023	7.0%
Ohio	25	122	17	41	—	—	42	163	1.1%
Oklahoma	11	39	5	10	2	17	18	66	0.4%
Oregon	23	133	3	28	—	—	26	161	1.1%
Pennsylvania	33	150	14	57	1	3	48	210	1.4%
Rhode Island	3	20	1	4	—	—	4	24	0.2%
South Carolina	6	40	11	13	—	—	17	53	0.4%
South Dakota	8	13	—	—	—	—	8	13	0.1%
Tennessee	8	31	25	88	—	—	33	119	0.8%
Texas	82	382	59	203	2	29	143	614	4.2%
Utah	13	44	18	20	—	—	31	64	0.4%
Virginia	7	31	3	9	—	—	10	40	0.3%
Vermont	3	50	—	—	—	—	3	50	0.3%
Washington	16	105	4	11	—	—	20	116	0.8%
West Virginia	1	3	8	12	—	—	9	15	0.1%
Wisconsin	20	540	4	34	1	3	25	577	3.9%
Wyoming	1	4	2	2	1	5	4	11	0.1%
Total US	1,097	$7,280	672	$3,736	77	$2,070	1,846	$13,086	88.9%
International	26	83	48	1,545	—	—	74	1,628	11.1%
Total	1,123	$7,363	720	$5,281	77	$2,070	1,920	$14,714	100.0%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables.

Approximately 68% and 80% of our tenant sites are located in Top‑50 and Top‑100 ranked Basic Trading Areas (“BTA”), respectively, including New York, Los Angeles and Chicago. We believe our locations in major metropolitan population centers are highly desirable for our tenants in the wireless communication and outdoor advertising industries seeking to reach a large customer base.

The table below summarizes our real property interests by BTA rank as of December 31, 2018.

Our Real Property Interests Ranked by Basic Trading Area (1)

	Wireless Communication		Outdoor Advertising		Total(2)
		Quarterly		Quarterly		Quarterly	Percentage of
	Number of	Rental	Number of	Rental	Number of	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
BTA Rank	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Revenue
1 - 5	415	$3,087	86	$1,510	501	$4,597	42%
6 - 10	65	324	115	472	180	796	7%
11 - 20	144	771	88	619	232	1,389	12%
21 - 50	142	1,261	154	630	296	1,891	17%
51 - 100	112	877	98	295	210	1,172	11%
Subtotal (Top 100)	878	6,320	541	3,526	1,419	9,845	89%
101+	225	961	131	210	356	1,172	11%
Total	1,103	$7,281	672	$3,736	1,775	$11,017	100%

(1)	Ranked by population.
(2)	Excludes tenant sites in the renewable power generation industry and international locations. BTA rank is not a relevant metric for the renewable power generation industry.
(3)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables.

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

The terms of our easements and lease assignments generally range from 15 years to 99 years with certain assets having perpetual easement terms. The average remaining term of our easements and lease assignments is approximately 72 years (assuming perpetual easements, which comprise approximately 35% of our total easements, have a term of 99 years). When we acquire an easement or lease assignment in connection with a property subject to a mortgage, we generally also enter into a non‑disturbance agreement with the mortgage lender in order to protect us against potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non‑disturbance agreement, extinguish our easement or lease assignment. In some instances where we obtain non‑disturbance agreements, we still remain subordinated to some indebtedness. As of December 31, 2018, approximately 85% of our tenant sites were either subject to non‑disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

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

Fee Simple Properties

Our portfolio of real property interests includes 82 properties owned in fee simple. These properties have associated tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. Generally, these property leases are subject to triple net or effectively triple net lease arrangements, meaning that our tenants are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For the year ended December 31, 2018, we received $13.0 million in rental revenue related to these properties, representing 20% of rental revenue.

The table below provides an overview of the remaining term and quarterly rental revenue under our easements, lease assignments and fee simple properties as of December 31, 2018.

Our Real Property Interests by Remaining Term

		Leased Tenant Sites(2)
			Average	Quarterly	Percentage of
	Number of		Remaining	Rental	Quarterly
	Infrastructure		Lease Term	Revenue	Rental
Remaining Term of Real Property Interest(1)	Locations	Number	(years)(3)	(in thousands)(4)	Revenue(4)
Wireless Communication
Less than or equal to 20 years	28	38	18.8	$329	2%
20 to 29 years	55	63	16.5	412	3%
30 to 39 years	103	132	19.1	888	6%
40 to 49 years	92	132	18.2	1,021	7%
50 to 99 years	302	332	30.2	1,740	12%
Perpetual (5)	287	354	30.8	2,973	20%
Subtotal	867	1,051	26.0	$7,363	50%
Outdoor Advertising
Less than or equal to 20 years	32	38	12.4	$452	3%
20 to 29 years	21	23	15.8	1,045	7%
30 to 39 years	40	42	19.8	275	2%
40 to 49 years	29	39	16.0	684	5%
50 to 99 years	260	288	17.5	1,156	8%
Perpetual (5)	231	273	16.1	1,669	11%
Subtotal	613	703	16.7	$5,281	36%
Renewable Power Generation
Less than or equal to 20 years	5	5	43.9	$50	—%
20 to 29 years	11	13	24.4	93	1%
30 to 39 years	10	11	29.1	48	—%
40 to 49 years	2	31	35.6	290	2%
50 to 99 years	3	3	6.1	51	—%
Perpetual(5)	12	14	31.0	1,538	11%
Subtotal	43	77	29.6	$2,070	14%
Aggregate Portfolio
Less than or equal to 20 years	65	81	17.0	$831	5%
20 to 29 years	87	99	17.7	1,550	11%
30 to 39 years	153	185	19.8	1,211	8%
40 to 49 years	123	202	17.9	1,995	14%
50 to 99 years	565	623	24.4	2,947	20%
Perpetual(5)	530	641	24.7	6,180	42%
Total	1,523	1,831	22.6	$14,714	100%

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

(3)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2018 were 3.8, 8.5, 17.6 and 5.9 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables. Totals may not sum due to rounding.
(5)	Includes both fee simple and perpetual easement interests.

Other Assets

While we generate substantially all of our revenue from our ownership and leasing of real property interests, we also generate a small amount of revenue from other assets including financing arrangements. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and are included in investments in receivables in our financial statements. Our other assets also include arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. These cash flow financing arrangements are accounted for as receivables in our financial statements.

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

Generally, our leased tenant sites are subject to triple net or effectively triple net lease arrangements, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For this reason, we expect to have minimal ongoing expenses relating to our assets. For the years ended December 31, 2018, 2017 and 2016, our property operating and maintenance expenses and maintenance capital expenditures were less than 1% of revenue.

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

Our tenant leases are typically structured with five‑year, ten‑year or twenty-year initial terms and four additional, successive five‑year renewal terms. The average remaining lease term of our tenant leases is 23 years including renewal terms, and the average remaining lease term of our tenant leases is six years excluding renewal terms. Our tenant leases produce an average of approximately $2,000 per month in GAAP rental payments, but can range from as low as $30 per month to as much as $0.4 million per month. In addition, most of our tenant leases include built‑in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, or CPI‑based increases and increase rent annually or on the renewal of the lease term. Furthermore, 312 of our tenant leases, primarily in the outdoor advertising industry, contain revenue sharing provisions. As of December 31, 2018, over 90% of our tenant leases contained contractual rent escalators, 82% of which were fixed‑rate (with an average annual escalation rate of approximately 2.3%) and 8% of which were tied to CPI.

Though our tenant leases are typically structured as long‑term leases with fixed rents and rent escalators, our wireless communication and outdoor advertising tenants generally may cancel their leases upon 30 to 180 days’ notice. However, occupancy rates under our tenant leases have historically been very high. As of December 31, 2018, we had 1,831 tenant sites leased and 89 tenant sites available for lease. We believe the infrastructure improvements and operations of the tenant assets located on our real property interests are essential to the ongoing operations and profitability of our tenants. We believe that by focusing on high‑quality real property interests we increase the likelihood that our tenants will renew their leases upon expiration. We believe that the importance of these assets, combined with the challenges and costs of relocating these infrastructure improvements, make it likely that we will continue to enjoy high tenant retention and occupancy rates. We believe the location of our available sites, the importance of these infrastructure assets, wireless network densification and difficulties in site acquisition provide additional collocation and releasing opportunities.

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

The tables below summarize the remaining lease terms under our tenant leases as of December 31, 2018.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming full exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than or equal to 5 years	355	$1,902	13%
5 to 9 years	253	1,597	11%
10 to 14 years	329	2,596	18%
15 years or more	894	8,619	58%
Total	1,831	$14,714	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming no exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than 1 year	346	$2,339	16%
1 to 2 years	272	1,467	10%
2 to 5 years	748	4,260	29%
5 years or more	465	6,648	45%
Total	1,831	$14,714	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables.

Our Tenants

Our tenants operate in the wireless communication, outdoor advertising and renewable power generation industries. They are generally large, publicly traded companies (or their affiliates) with a national footprint. Approximately 78% of our rental revenue for the three months ended December 31, 2018 was derived from our Tier 1 tenants. In the course of evaluating acquisition opportunities, we assess the desirability of an infrastructure location to our tenants and factors impacting demand of their customers.

Below is a summary of our tenants as of December 31, 2018.

Our Tenants By Industry

			Quarterly
	Number of		Rental
	Leased	% of	Revenue	% of
Tenant(1)	Tenant Sites	Total	(in thousands)(2)	Total
Wireless Communication (Carriers)
T-Mobile	176	10%	$1,117	8%
AT&T Mobility	145	8%	1,087	7%
Sprint	120	7%	780	5%
Verizon	131	7%	872	6%
Others	140	7%	1,661	11%
Wireless Communication (Carriers) Subtotal	712	39%	$5,517	37%
Wireless Communication (Tower Companies)
Crown Castle	168	9%	$840	6%
American Tower	138	8%	795	6%
SBA Communications	28	1%	180	1%
Others	5	—%	31	0%
Wireless Communication (Tower Companies) Subtotal	339	18%	$1,846	13%
Outdoor Advertising
Outfront Media (formerly CBS Outdoor)	164	9%	$913	6%
Clear Channel Outdoor	153	8%	1,900	13%
Lamar Advertising	161	9%	480	3%
Others	225	12%	1,988	14%
Outdoor Advertising Subtotal	703	38%	$5,281	36%
Renewable Power Generation
Southern California Edison	34	2%	$1,052	7%
Duke Energy	11	1%	108	1%
Others	32	2%	910	6%
Renewable Power Generation Subtotal	77	5%	$2,070	14%
Total	1,831	100%	$14,714	100%

(1)	Includes affiliates and subsidiaries.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2018. Excludes interest income on receivables.

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

Renewable Power Generation

Our renewable power generation tenants currently lease space from us underlying wind turbines or solar arrays. Our renewable power generation tenants’ counterparties consist primarily of subsidiaries or affiliates of credit rated utilities or high quality offtakers, such as Southern California Edison and Duke Energy.

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

We intend to target renewable power projects that have been developed within the last five years, have the most current and efficient equipment with the longest useful life. When seeking real property interests in this industry, we will seek assets that have a power purchase agreement in place between the owner of the project and a utility or other high credit quality offtaker. The power purchase agreement defines the terms between the counterparties and sets the sales price of the power generated for an extended period of time, typically twenty years. We believe these attributes lead to a very high rate of lease renewal and will help us achieve stable cash flow from the renewable power generation industry.

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

Our Relationship with Landmark

One of our principal strengths and greatest competitive advantages is our relationship with Landmark. Landmark is one of the largest and most active acquirers of real property interests underlying infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Landmark, headquartered in Los Angeles, California, has approximately 160 employees and has offices and acquisition and development team members who work across the United States and Australia. Landmark has stated that it intends to continue to identify additional acquisitions and development opportunities.

As of December 31, 2018, Landmark and affiliates owns our general partner, all of the incentive distribution rights and a 13.5% limited partner interest in us. Given its substantial cash investment and significant ownership in us, we believe Landmark will promote and support the successful execution of our business strategies. On January 30, 2019, the Partnership amended the Omnibus Agreement with Landmark to extend the general and administrative expense reimbursement to the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. While we believe Landmark is incentivized to support us, there are no restrictions on the ability of Landmark or its affiliates, including new private funds that Landmark may form, to compete with us, including for the acquisition of future real property interests. Please read “Risk Factors – Risks Related to Our Business – If we are unable to make accretive acquisitions of real property interests or pursue new development opportunities, our growth could be limited” and “Conflicts of Interest.”

Drop-down Acquisitions

During the years ended December 31, 2018, 2017 and 2016, the Partnership completed one, four and five drop-down acquisitions of 127, 155 and 539 tenant sites and related real property interests, respectively, and zero, two and 14 investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $59.9 million, $118.3 million and $205.7 million, respectively (the “Drop-down Acquisitions” or “Drop-down Assets”). The 2016 Drop-down Acquisitions were deemed to be transactions between entities under common control, which, prior to the adoption of ASU No. 2017-01, on April 1, 2017, as described below, required the assets and liabilities transferred be reflected at the historical cost of the parent of the entities, with prior periods retroactively adjusted to furnish comparative information. Drop-down acquisitions that occurred after the adoption of ASU No. 2017-01 are a transfer of net assets accounted for prospectively in the period. See Notes to Consolidated and Combined Financial Statements.

Landmark’s Acquisition Platform

Landmark’s senior management team has an established track record and deep domain expertise across all aspects of the business including sourcing, underwriting, acquisition, financing and asset management.

The real property interests Landmark seeks to acquire generally range in value from $50,000 to $500,000. As a result, Landmark must assemble large pools of assets to achieve portfolio critical mass and diversification. To accomplish this, specialized teams within Landmark use custom information technology systems and processes developed over the past decade to manage workflow while providing management with the ability to monitor and direct activity. Through these proprietary processes, Landmark efficiently evaluates assets to ensure they meet Landmark’s stringent underwriting criteria. Landmark believes that the small individual asset size, together with the expertise and discipline required to close high acquisition volumes, creates a significant barrier to entry for prospective competitors. We expect to benefit greatly from Landmark’s acquisition platform, which we believe will continue to facilitate the acquisition of attractive assets for our business.

Asset Life Cycle through the Acquisition Platform

The Landmark process has been specifically designed to be as seamless and efficient for the owner (and, in doing so, more efficient for Landmark as well). Landmark has customized its processes and documentation for its specific business, emphasizing customer interaction and delivering a high‑quality transaction experience. In addition, documentation is requested from the property owner in a concise, straightforward manner and expectations and timing are discussed with the owner, making the transaction process transparent to the property owner. In this way, the property owner is engaged, there are limited surprises and the closing process is more of a joint exercise between Landmark and the property owner, resulting in a better customer experience.

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

Direct Third-Party Acquisitions

The Partnership completed direct third-party acquisitions of real property interests in the wireless communication, outdoor advertising and renewable power industries in domestic and international locations. During the years ended December 31, 2018, 2017 and 2016, the Partnership acquired 104 tenant sites, 63 tenant sites and one investment in receivables and 40 tenant sites from third parties for total consideration of $75.8 million, $41.0 million and $85.7 million, respectively. See Note 3, Acquisitions, to the Consolidated and Combined Financial Statements for additional information.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and other European countries. The Partnership consolidates the joint venture. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of December 31, 2018, the consolidated joint venture had 34 tenant sites and one investment in receivables with total net book value of $43.5 million. During the year ended December 31, 2018 and 2017 the consolidated joint venture generated rental revenue of $3.4 million and $0.8 million, respectively. No revenue was generated during the year ended December 31, 2016.

Unconsolidated Joint Venture

On September 24, 2018, the Partnership completed the formation of an unconsolidated joint venture. The Partnership contributed 545 tenant site assets to the unconsolidated joint venture that secured the Partnership’s $125.4 million Series 2018-1 secured notes, in exchange for a 50.01% membership interest in the unconsolidated JV and $65.5 million in cash. The Partnership does not control the unconsolidated joint venture and therefore, accounts for its investment in the unconsolidated joint venture using the equity method of accounting prospectively upon formation of the unconsolidated joint venture. From September 24, 2018 through December 31, 2018, the joint venture generated rental revenue of $3.7 million. See Note 8, Investment in Unconsolidated Joint Venture, to the Consolidated and Combined Financial Statements for additional information.

Infrastructure Development

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including smart poles and digital outdoor advertising kiosks across North America. The smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of December 31, 2018 and 2017, the Partnership’s $29.6 million and $7.6 million, respectively, of construction in progress balance primarily related to the FlexGridTM solution. During the year ended December 31, 2018, the Partnership deployed four FlexGridTM infrastructure sites. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit (“DART”) to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s FlexGridTM ecosystem solution on strategic high-traffic DART locations.

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

Competition

We face competition in the acquisition, development and leasing of our infrastructure assets in each of our target industries. Some of the competitors are larger than us and include public entities with greater access to capital and scale of operations than us. In addition, Landmark and its affiliates will compete with us for acquisitions, development and the leasing of real property interests. Please read “Risk Factors – Risks Inherent in an Investment in Us – Landmark may compete with us, and Landmark, as owner of our general partner, will decide when, if and how we complete acquisitions.”

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

Employees

We are managed and operated by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. As of December 31, 2018, our general partner and its affiliates have approximately 35 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

Available Information

Our website address is www.landmarkmlp.com. Information on our website is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act ") are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the United States ("U.S.") Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

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

In order to support the payment of the minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, we must generate distributable cash flow of approximately $7.3 million per quarter, or approximately $29.1 million per year, based on the number of common units outstanding as of December 31, 2018. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our tenant leases, which may fluctuate from quarter to quarter based on, among other things:

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

We are experiencing increased competition for the types of real property interests we contemplate acquiring and developing. Weak economic conditions and competition for such acquisitions or developments could limit our ability to fully execute our growth strategy. Additionally, Landmark is not restricted from competing with us and has no obligation or duty to present us with acquisition opportunities. It may acquire and sell future real property interests to funds that it may sponsor in the future or other third parties. Please read “Conflicts of Interest.”

If we are unable to make accretive acquisitions from Landmark or third-parties, because, among other reasons, (i) Landmark does not offer other acquisition opportunities to us, (iii) we are unable to identify attractive third-party acquisition opportunities, (iv) we are unable to negotiate acceptable purchase contracts with Landmark or third parties, (v) we are unable to deploy accretive infrastructure developments, (vi) we are unable to obtain financing for these acquisitions on economically acceptable terms, (vii) we are outbid by competitors or (viii) we are unable to obtain necessary governmental or third-party consents, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions and infrastructure developments that we believe will be accretive, these acquisitions and infrastructure developments may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Any acquisition or infrastructure development involves potential risk, including, among other things:

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

We have limited experience developing real property interests associated with assets in the wireless communication and outdoor advertising industry.

Although we believe we will be able to effectively expand into new infrastructure developments, our experience in infrastructure developments within the wireless communication and outdoor advertising industries is limited. As a result, we may encounter unforeseen difficulties in our efforts to develop essential assets, assess and underwrite the risk levels associated with such assets, and comply with applicable laws and regulations.

If we are unable to correctly predict infrastructure development costs, rental rates, cancellation rates, demand, consolidation trends and growth trends in these industries, a material adverse impact on our results of operations and distributable cash flow could result. If we are unable to effectively deploy infrastructure developments, our growth rate may be adversely impacted.

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

If we are unable to borrow at favorable rates, we may not be able to acquire and develop new real property interests, which could reduce our income and our ability to make cash distributions to our unitholders.

If we are unable to borrow money at favorable rates, we may be unable to acquire and develop additional real property interests or refinance loans at maturity. Further, we will amend and restate the secured debt facilities as a new secured revolving credit facility and may enter into other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to you. Further, during periods of rising interest rates, we may be forced to sell one or more of our real property interests in order to repay existing loans, which may not permit us to maximize the return on the particular real property interests being sold.

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

Existing and potential tenants may enter into joint ventures, mergers, acquisitions or other cooperative agreements with other of our tenants. Such industry consolidation can potentially reduce the diversity of our tenant base and give tenants greater leverage over us, as their landlord, due to overlapping coverage, ability to increase co-location on nearby existing sites and through aggressive lease negotiations on multiple sites. Such actions have the potential to reduce our revenue in the future. Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub-lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub-lessees’) networks may be redundant. There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. In April 2018, T-Mobile and Sprint announced a proposed merger. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in (1) a material decrease in our revenue, (2) an impairment of the value of our real property interests, or (3) other adverse effects to our business. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants and/or sub-lessees could determine not to renew leases with us (or our tenants) as a result. Our future results may be negatively impacted if a significant number of these leases are terminated, and our ongoing contractual revenue would be reduced as a result.

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

For the year ended December 31, 2018, approximately 55% of our combined revenue was derived from Clear Channel Outdoor, T-Mobile, AT&T Mobility, Sprint, Crown Castle and Verizon (or their affiliates), which represented 12%, 10%, 9%, 8%, 8% and 8%, respectively, of our combined revenue. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. Additionally, our tenant leases with affiliates and subsidiaries of large, nationally-recognized companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees. In addition to our four largest customers in the U.S., we also derive a portion of our revenue and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our Tier 1 tenants, have business models which may not be successful, or may require additional capital. Please read Note 18 to the Notes to the Consolidated and Combined Financial Statements included elsewhere in this annual report.

Our real property interests currently have significant concentration in a small number of top Basic Trading Areas (“BTAs”).

Real property interests in the top 10 BTAs currently account for approximately 49% of our quarterly rental revenue. The New York BTA and the Los Angeles BTA are our top BTAs and accounted for 15% and 13% of our quarterly rental revenue for the three months ended December 31, 2018, respectively. No other single BTA accounted for more than 10% of our quarterly rental revenue for the three months ended December 31, 2018. We are susceptible to adverse developments in the economy, weather conditions, competition, consumer preferences, demographics, or other factors in these major metropolitan areas. Due to our susceptibility to such adverse developments, there can be no assurance that the current geographic concentration of our business will not have a material adverse effect on our results of operations and distributable cash flow.

If our tenant leases are not renewed with similar terms, rental rates or at all, our future revenue may be materially affected.

Approximately 19% of our tenant leases will be subject to extension over the next 12 months. Our tenants are under no obligation to extend their tenant leases. In addition, there is no assurance that current tenants will renew their current leases with similar terms or rental rates, or even at all. The extension, renewal, or replacement of existing leases depends on a number of factors beyond our control, including the level of existing and new competition in our markets, the macroeconomic factors affecting lease economics for our current and potential customers, the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets, the extent to which customers in our markets are willing to contract on a long-term basis, and the effects of federal, state or local regulations on the contracting practices of our customers.

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

As of December 31, 2018, Landmark and affiliates own a 13.5% limited partner interest in us and own and control our general partner through a non-economic interest in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Landmark. Conflicts of interest may arise between Landmark and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Landmark, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•

our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner and the amount of adjusted operating surplus generated in any given period;

•	our general partner will determine which costs incurred by it are reimbursable by us;
•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•

our partnership agreement permits us to classify up to $10.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the incentive distribution rights;

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

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses. Under the omnibus agreement, which was amended on January 30, 2019, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. Some of the costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

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

The vote of the holders of at least 66 2/3 % of all outstanding common units is required to remove our general partner. As of December 31, 2018, Landmark and its affiliates own 3,415,405 common units, which represents a 13.5% limited partner interest in us.

“Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

As of December 31, 2018, Landmark and its affiliates hold 3,415,405 common units. We have agreed to provide Landmark and its affiliates with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Landmark may compete with us, and Landmark, as owner of our general partner, will decide when, if, and how we complete acquisitions.

Neither our partnership agreement nor our omnibus agreement prohibit Landmark or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including Landmark. Any such entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Consequently, Landmark and other affiliates of our general partner may acquire additional assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Landmark and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.

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

The Series A and Series B Preferred Units represent perpetual equity interests in us, and they have no maturity or mandatory redemption date and are not redeemable at the option of investors under any circumstances. As a result, unlike our indebtedness, the Preferred Units will not give rise to a claim for payment of a principal amount at a particular date. Instead, the Series A and Series B Preferred Units may be redeemed by us at our option in the event of a Change of Control or at any time on or after April 4, 2021 for the Series A Preferred Units and on August 8, 2021 for the Series B Preferred Units, in whole or in part, out of funds legally available for such redemption, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. Any decision we may make at any time to redeem the Series A and Series B Preferred Units will depend upon, among other things, our evaluation of our capital position and general market conditions at that time.

As a result, holders of the Series A and Series B Preferred Units may be required to bear the financial risks of an investment in the Series A and Series B Preferred Units for an indefinite period of time. The Series A Preferred Units rank in parity to the Series B Preferred Units and Series C Preferred Units with respect to distributions and distributions upon a liquidation event. In addition, the Preferred Units will rank junior to all our current and future indebtedness (including indebtedness outstanding under our revolving credit facility) and other liabilities. The Preferred Units will also rank junior to any other Senior Securities we may issue in the future with respect to assets available to satisfy claims against us.

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

Our Partnership Agreement requires us to distribute all of our "available cash" each quarter to our common unitholders. "Available cash" is defined in our Partnership Agreement, and it generally means, for each fiscal quarter, all cash and cash equivalents on the date of determination of available cash for that quarter, less the amount of any cash reserves established by our general partner to:

•	provide for the proper conduct of our business;
•	comply with applicable law, the terms of any of our debt instruments or other agreements;
•	provide funds to make payments on the Series A Preferred Units, the Series B Preferred Units or the Series C Preferred Units; or
•	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

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

The Preferred Units are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our revolving credit facility). As of December 31, 2018, our total debt was approximately $379 million, and we had the ability to borrow an additional $295 million under our revolving credit facility, subject to certain limitations. We may incur additional debt under our revolving credit facility or future debt agreements. The payment of principal and interest on our debt reduces cash available for distribution to us and on our units, including the Preferred Units.

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

Because the Preferred Units have no stated maturity date, investors seeking liquidity will be limited to selling their Preferred Units in the secondary market absent redemption by us. We have listed the Preferred Units on NASDAQ, but an active trading market on the NASDAQ for the Series A, Series B and Series C Preferred Units may not develop or, even if it develops, may not last, in which case the trading price of the Preferred Units could be adversely affected and your ability to transfer your Preferred Units will be limited. If an active trading market does develop on the NASDAQ, the Preferred Units may trade at prices lower than the offering price. The trading price of the Preferred Units depends on many factors, including:

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

The Series C preferred units represent perpetual equity interests in us, and investors should not expect us to redeem the Series C preferred units on the date the Series C preferred units become redeemable by us or on any particular date afterwards.

The Series C Preferred Units represent perpetual equity interests in us, and they have no maturity or mandatory redemption date. As a result, unlike our indebtedness, the Series C Preferred Units will generally not give rise to a claim for payment of a principal amount at a particular date. Instead, the Series C Preferred Units may be redeemed by us at our option at any time on or after May 20, 2025, in whole or in part, out of funds legally available for such redemption, at a redemption price of $25.00 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared, or at the holder’s option. In addition, if holders of Series C Preferred Units choose not to exercise the special conversion right in connection with a fundamental change as described above, we will have the option to redeem our Series C Preferred Units, in whole but not in part, within 90 days after the last day of the related fundamental change conversion period for cash at a price of $25.00 per Series C Preferred Unit, plus accrued and unpaid distributions (whether or not earned or declared) to, but not including, the redemption date. Any decision we may make at any time to redeem the Series C Preferred Units will depend upon, among other things, our evaluation of our capital position and general market conditions at that time.

As a result, holders of the Series C Preferred Units may be required to bear the financial risks of an investment in the Series C Preferred Units for an indefinite period of time, unless they choose to convert their Series C Preferred Unit to common units. The Series C Preferred Units rank in parity to our existing Series A and Series B Preferred Units with respect to distributions and distributions upon a liquidation event. In addition, the Series C Preferred Units will rank junior to all our current and future indebtedness, and other liabilities. The Series C Preferred Units will also rank junior to any other Senior Securities we may issue in the future with respect to assets available to satisfy claims against us.

Until May 15, 2025, the distribution payable on the Series C Preferred Units will vary based on market interest rates.

Until May 15, 2025, the Series C Preferred Units will, subject to the LIBOR floor discussed in clause (i), have a floating distribution rate set each quarterly distribution period at a percentage of the $25.00 liquidation preference equal to the greater of (i) 7.00% per annum, and (ii) a floating rate of the then-current three-month LIBOR plus a spread of 4.698%. The per annum distribution rate that is determined on the relevant determination date will apply to the entire quarterly distribution period following such determination date even if LIBOR increases during that period. As a result, holders of Series C Preferred Units will be subject to risks associated with fluctuation in interest rates and the possibility that holders will receive distributions that are lower than expected. We have no control over a number of factors, including economic, financial and political events, that impact market fluctuations in interest rates, which have in the past and may in the future experience volatility.

Increased regulatory oversight, changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect the value of the Series C Preferred Units.

Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021 (the “FCA Announcement”). Based on the FCA Announcement, it appears likely that LIBOR will be discontinued or modified by 2021.

Under the terms of the Series C Preferred Units, the floating component of the distribution rate on the Series C Preferred Units for each distribution period during the Floating Rate Period is based on the three-month LIBOR. If the calculation agent is unable to determine the three-month LIBOR based on screen-based reporting of that base rate, and if the calculation agent is also unable to obtain suitable quotations for the three-month LIBOR from reference banks, then the calculation agent will determine the three-month LIBOR after consulting such sources as it deems comparable or reasonable. In addition, if the calculation agent determines that the three-month LIBOR has been discontinued, then the calculation agent will determine whether to calculate the relevant distribution rate using a substitute or successor base rate that it has determined in its sole discretion is most comparable to the three-month LIBOR, provided that if the calculation agent determines there is an industry-accepted successor base rate, the calculation agent will use that successor base rate. In such instances, the calculation agent in its sole discretion may determine what business day convention to use, the definition of business day, the distribution determination date to be used and any other relevant methodology for calculating such substitute or successor base rate, including any adjustment factor needed to make such substitute or successor base rate comparable to the three-month LIBOR, in a manner that is consistent with industry-accepted practices for such substitute or successor base rate, with respect to the calculation of distributions on the Series C Preferred Units during the Floating Rate Period. Any of the foregoing determinations or actions by the calculation agent could result in adverse consequences to the applicable distribution rate on the Series C Preferred Units during the Floating Rate Period, which could adversely affect the return on, value of and market for the Series C Preferred Units.

The increased conversion rate for the Series C Preferred Units triggered by a fundamental change could discourage a potential acquiror.

The increased conversion rate triggered by a fundamental change  could discourage a potential acquirer, including potential acquirors that otherwise seek a transaction with us that would be attractive to holders.

A change in control with respect to the Partnership may not constitute a fundamental change for the purpose of the Series C Preferred Units.

The Series C Preferred Units contain no covenants or other provisions to afford protection in the event of a change in control with respect to the Partnership, except upon the occurrence of a fundamental change. However, the term “fundamental change” is limited and may not include every change-in-control event that might cause the market price of the Series C Preferred Units to decline. As a result, rights of holders under the Series C Preferred Units may not preserve the value of the Series C Preferred Units in the event of a change in control with respect to us. In addition, any change in control with respect to the Partnership may negatively affect the liquidity, value or volatility of our common units, negatively impacting the value of the Series C Preferred Units.

The adjustment of the conversion rate for the Series C Preferred Units in respect of conversions during a fundamental change conversion period may not adequately compensate holders of Series C Preferred Units.

If a fundamental change occurs, holders of Series C Preferred Units will have the right to convert some or all of their Series C Preferred Units during the fundamental change conversion period into the greater of:

•	a number of common units in our Partnership Agreement; and
•

a number of common units equal to the lesser of (a) the liquidation preference divided by the market value of our common units on the effective date of such fundamental change and (b) 11.13 (subject to adjustment).

The adjustment to the conversion rate described above may not wholly compensate holders of Series C Preferred Units for the lost option value of their Series C Preferred Units or the lost liquidation preference. Upon a conversion during a fundamental change conversion period, holders of Series C Preferred Units may receive value that is less than the liquidation preference of their Series C Preferred Units.

Our obligation to deliver the make-whole premium or to adjust the conversion rate in respect of conversions during a fundamental change conversion period could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness, as applied to such payments.

Holders of Series C Preferred Units will have no rights with respect to the underlying common units until they convert their Series C Preferred Units, but holders of Series C Preferred Units may be adversely affected by certain changes made with respect to our common units.

Holders of Series C Preferred Units will have no rights with respect to our common units underlying their Series C Preferred Units, including voting rights, rights to respond to common unit tender offers, if any, and rights to receive distributions or other distributions on our common units, if any (in each case, other than through a conversion rate adjustment), prior to the conversion date with respect to a conversion of Series C Preferred Units, but an investment in our Series C Preferred Units may be negatively affected by these events. Upon conversion, holders of Series C Preferred Units will be entitled to exercise the rights of a holder of common units only as to matters for which the relevant record date occurs on or after the conversion date. For example, in the event that an amendment is proposed to our Partnership Agreement requiring unitholder approval and the record date for determining the unitholders of record entitled to vote on the amendment occurs prior to the conversion date, holders of Series C Preferred Units will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of our common units.

Future sales of our common units in the public market could lower the market price for our common units and adversely affect the trading price of the Series C Preferred Units.

In the future, we may sell additional common units to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common units. The issuance and sale of substantial amounts of common units, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Series C Preferred Units and the market price of our common units and impair our ability to raise capital through the sale of additional equity securities.

The conversion rate of the Series C Preferred Units may not be adjusted for all dilutive events.

The number of common units that holders of Series C Preferred Units are entitled to receive upon conversion of Series C Preferred Units is subject to adjustment for certain specified events, including, but not limited to, the issuance of certain unit distributions on our common units, the issuance of certain rights or warrants, subdivisions, combinations, distributions of equity securities, indebtedness, or assets, certain cash distributions and certain issuer tender or exchange offers. However, the conversion rate may not be adjusted for other events, such as offerings of our common units or securities convertible into common units (other than as set forth in our partnership) for cash or in connection with acquisitions, which may adversely affect the market price of our common units. Further, if any of these other events adversely affects the market price of our common units, we expect it to also adversely affect the market price of the Series C Preferred Units. In addition, the terms of our Series C Preferred Units do not restrict our ability to offer common units or securities convertible into common units in the future or to engage in other transactions that could dilute our common units. We have no obligation to consider the interests of the holders of our Series C Preferred Units in engaging in any such offering or transaction. If we issue additional common units, those issuances may materially and adversely affect the market price of our common units and, in turn, those issuances may adversely affect the trading price of the Series C Preferred Units.

Recent regulatory actions may adversely affect the trading price and liquidity of the Series C Preferred Units.

Holders of Series C Preferred Units may employ, or seek to employ, a convertible arbitrage strategy with respect to the Series C Preferred Units. Holders that employ a convertible arbitrage strategy with respect to convertible securities typically implement that strategy by selling short the security underlying the convertible security (i.e., our common units in the case of the Series C Preferred Units) and dynamically adjusting their short position while they hold the convertible security. Holders may also implement this strategy by entering into swaps on the underlying security in lieu of or in addition to short selling the underlying security. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common units could adversely affect the ability of holders of the Series C Preferred Units to conduct the convertible arbitrage strategy that we believe they may employ, or seek to employ, with respect to the Series C Preferred Units. This could, in turn, adversely affect the trading price and liquidity of the Series C Preferred Units.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common units). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Any governmental or regulatory action that restricts the ability of holders of the Series C Preferred Units to effect short sales of our common units or enter into swaps on our common units could adversely affect the trading price and the liquidity of the Series C Preferred Units.

In addition, if holders of Series C Preferred Units seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common units, in each case on commercially reasonable terms, the trading price and liquidity of the Series C Preferred Units may be adversely affected.

Holders of Series C Preferred Units may have liability to repay distributions.

Under certain circumstances, holders of the Series C Preferred Units may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of Series C Preferred Units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our Partnership Agreement.

Upon a conversion in connection with a fundamental change under the Series C Preferred Units, holders of Series C Preferred Units may receive consideration worth less than the $25.00 liquidation preference per Series C Preferred Unit, plus any accumulated and unpaid distributions thereon.

If a “fundamental change” under the Series C Preferred Units occurs and regardless of the price paid (or deemed paid) per common unit in such fundamental change, then holders of the Series C Preferred Units will have the right to convert their units at an adjusted conversion rate that is designed to increase the value of the common units deliverable upon conversion of each Series C Preferred Unit to the $25.00 liquidation preference per Series C Preferred Unit, plus any accumulated and unpaid distributions thereon. However, if the price paid (or deemed paid) in such fundamental change is less than a certain amount, holders will receive a number of common units worth less than the $25.00 liquidation preference per Series C Preferred Unit, plus any accumulated and unpaid distributions thereon. Holders of Series C Preferred Units will have no claim against us for the difference between the value of the consideration you receive upon a conversion in connection with a fundamental change and the $25.00 liquidation preference per Series C Preferred Unit, plus any accumulated and unpaid distributions thereon.

We may be unable to redeem the Series C Preferred Units upon its redemption at the option of the holder.

We are required to redeem a holder’s Series C Preferred Units following the investor’s exercise of its redemption right . If we do not have sufficient funds available to fulfill these obligations, we may be unable to satisfy the holder’s put right.

The Series C Preferred Units may adversely affect the market price of our common units.

The market price of our common units is likely to be influenced by the Series C Preferred Units. For example, the market price of our common units could become more volatile and could be depressed by:

•	investors’ anticipation of the potential resale in the market of a substantial number of additional common units received upon conversion of the Series C Preferred Units;
•	possible sales of our common units by investors who view the Series C Preferred Units as a more attractive means of equity participation in us than owning our common units; and
•	hedging or arbitrage trading activity that may develop involving the Series C Preferred Units and our common units.

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

As described above, we completed the Reorganization in 2017 and transferred substantially all of our assets to the REIT Subsidiary. Dividends from the REIT Subsidiary will generally be publicly traded partnership qualifying income to us and taxable to our unitholders at ordinary income rates. In October 2016, we also formed Landmark Infrastructure REIT LLC, a Delaware limited liability company, that is now a subsidiary of the REIT Subsidiary. In the future, we may own and operate other assets in the REIT Subsidiary.

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

U.S. tax legislation enacted in 2017 (the “TCJA”) has significantly changed certain aspects of the U.S. federal income taxation of U.S. businesses and their owners, including publicly traded partnerships, REITs and their equity holders.  Changes made by the TCJA that could affect us, the REIT Subsidiary, and our unitholders include:

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

The TCJA is highly complex and subject to interpretation. The presentation of our financial condition and results of operations are based upon our current interpretation of the provisions contained in the TCJA. The Treasury Department and the Internal Revenue Service continue to release regulations relating to and interpretive guidance of the TCJA. Any significant variance of our current interpretation of the TCJA from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business. Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

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

Treatment of distributions on our Preferred Units is uncertain.

The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Preferred Units as partners for tax purposes and will treat distributions paid to holders of Preferred Units as being made to such holders in their capacity as partners. If the Preferred Units are not partnership interests, they would likely constitute indebtedness for U.S. federal income tax purposes and distributions to the holders of Preferred Units would constitute ordinary interest income to holders of Preferred Units. If Preferred Units are treated as partnership interests, but distributions to holders of Preferred Units are not treated as being made to such holders in their capacity as partners, then these distributions would likely be treated as guaranteed payments for the use of capital. Guaranteed payments would generally be taxable to the recipient as ordinary income, and a recipient could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution. Holders of Preferred Units should consult their tax advisors with respect to the consequences of owning our Preferred Units.

U.S. Tax Risks Relating to Our REIT Subsidiary

Ownership limitations and transfer restrictions may restrict or prevent you from engaging in certain transfers of our common units, preferred units, or other partnership interests.

As described above, we completed the Reorganization in 2017 and transferred substantially all of our assets to the REIT Subsidiary. In connection with the Reorganization, we amended our partnership agreement to adopt ownership limitations that may restrict or prevent you from engaging in certain transfers of our common units, preferred units or other partnership interests. If you transfer partnership interests in a manner that would violate the ownership limit, or prevent the REIT Subsidiary from qualifying as a REIT under the Code, then those partnership interests instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the partnership interests will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or fails to permit the REIT Subsidiary’s qualification as a REIT, then the initial intended transfer will be null and void from the outset. The intended transferee of those partnership interests will be deemed never to have owned the partnership interests. Anyone who acquires common units, preferred units, or other partnership interests in violation of the ownership limit or the other restrictions on transfer bears the risk of suffering a financial loss when the common units, preferred units, or other partnership interests are redeemed or sold if the market price of our common units, preferred units, or other partnership interests falls between the date of purchase and the date of redemption or sale.

Ownership limitations could have the effect of delaying, deferring or preventing a takeover or other transaction in which unitholders might receive a premium for their partnership interests over the then prevailing market price or which unitholders might believe to be otherwise in their best interest.

The ownership limitations may restrict the ability of future investors from consummating a purchase of the Partnership’s outstanding partnership interests and thereby could have the effect of delaying, deferring or preventing a takeover or other transaction in which unitholders might receive a premium for their partnership interests over the then prevailing market price or which unitholders might believe to be otherwise in their best interest. Certain potential investors or buyers of Partnership equity may not be able to meet the ownership limitations and would therefore be unable to make an investment in the Partnership. This could have the effect of reducing the premium for which unitholders might otherwise receive in a takeover or other fundamental transaction of the Partnership.

Failure of the REIT Subsidiary to qualify, or maintain its qualification, as a REIT would have significant adverse consequences to us and the value of our common units, preferred units, and other partnership interests.

The REIT Subsidiary elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. We believe that the REIT Subsidiary has been organized in conformity with the requirements for qualification and taxation as a REIT, and that its operations have and will enable it to meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or an opinion of counsel, that the REIT Subsidiary qualifies as a REIT, and we cannot assure you that it does or will continue to so qualify. If the REIT Subsidiary fails to qualify as a REIT, the funds available for distribution to the Partnership will be substantially reduced because:

•	the REIT Subsidiary would not be allowed a deduction for dividends paid to the Partnership in computing its taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•	the REIT Subsidiary could be subject to increased state, local and foreign taxes; and
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

Even if the REIT Subsidiary maintains its qualification as a REIT for U.S. federal income tax purposes, the REIT Subsidiary may be subject to federal, state and local income, property and excise taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. Subsidiaries of the REIT Subsidiary that are “taxable REIT subsidiaries” will generally be required to pay federal corporate income tax on their earnings. In addition, because of our foreign operations, subsidiaries of the RIET Subsidiary are subject to foreign income and property taxes. Any taxes that the REIT Subsidiary and its subsidaries must pay reduce the cash available for distribution to the Partnership and thus to our unitholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

We anticipate that the majority of our income will consist of dividend income from the REIT Subsidiary, and this dividend income will be allocated among our unitholders. Whereas qualified dividend income allocated to unitholders that are individuals, trusts and estates generally is subject to tax at preferential rates, subject to limited exceptions, dividends payable by REITs, including the REIT Subsidiary, are not eligible for these reduced rates and are taxable at ordinary income tax rates but, under the TCJA, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive an investment in us to be relatively less attractive than investments in the stocks of corporations that pay qualified dividends, which could have adverse consequences to the value of our common units, preferred units, and other partnership interests.

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

Cash Distributions

We intend to pay at least a quarterly distribution of $0.3675 per unit to the holders of our common units, or $1.47 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including any reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to pay distributions.

As of February 15, 2019, we had 152 unitholders of record of 25,338,432 common units outstanding. The number of unitholders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common units, whose units are held of record by banks, brokers and other financial institutions.

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

Intent to Distribute the Minimum Quarterly Distribution

We intend to pay at least a minimum quarterly distribution to the holders of our common units of $0.2875 per unit, or $1.15 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement.

General Partner Interest and Incentive Distribution Rights

Our general partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may own other equity interests in us and may be entitled to receive distributions on any such interests.

Our general partner also holds incentive distribution rights that will entitle it to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined below) in excess of $0.330625 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the quarterly distribution for the three months ended September 30, 2018 and December 31, 2018. The maximum distribution of 50% does not include any distributions that our general partner or its affiliates may receive on common units that they may own.

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

•

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

The requirements described above for the subordinated units to convert were satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, were converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

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

ITEM 6. Selected Financial Data

During the years ended December 31, 2018, 2017 and 2016, the Partnership completed one, four and five drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Assets acquired by the Partnership included an aggregate of 127 tenant sites for the year ended December 31, 2018, 155 tenant sites and two investments in receivables for the year ended December 31, 2017, 539 tenant sites and 14 investments in receivables for the year ended December 31, 2016, in exchange for total consideration of $59.9 million, $118.3 million and $205.7 million, respectively. The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

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

Additionally, during the years ended December 31, 2018, 2017 and 2016, the Partnership acquired 104 tenant sites, 63 tenant sites and one investment in receivables and 40 tenant sites from third parties for a total consideration of $75.8 million, $41.0 million and $85.7 million, respectively. See Note 3, Acquisitions, within the Notes to the Consolidated and Combined Financial Statements in Item 15., “Exhibits, Financial Statement Schedules,” for additional information.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenue
Rental revenue	$64,765	$52,625	$41,171	$33,597	$24,432
Expenses
Management fees to affiliate	—	—	196	480	766
Property operating	1,147	394	107	36	25
General and administrative	4,731	5,286	3,755	2,923	821
Acquisition-related	3,287	1,287	2,906	4,016	1,779
Amortization	16,152	13,537	11,191	8,651	6,258
Impairments	1,559	848	1,275	3,902	259
Total expenses	26,876	21,352	19,430	20,008	9,908
Total other income and expenses	78,159	(15,142)	(11,820)	(12,384)	(11,994)
Income before income tax expense (benefit)	116,048	16,131	9,921	1,205	2,530
Income tax expense (benefit)	227	(3,145)	—	—	—
Net income	$115,821	$19,276	$9,921	$1,205	$2,530
Less: Pre-acquisition net income from Drop-down Assets	—	—	48	469	5,228
Less: Net income attributable to noncontrolling interest	27	19	—	—	—
Net income attributable to limited partners	115,794	19,257	9,873	736	(2,698)
Less: Distributions declared to preferred unitholders	(10,630)	(6,673)	(2,660)	—	—
Less: General partner's incentive distribution rights	(784)	(488)	(110)	—	—
Net income attributable to common and subordinated unitholders	$104,380	$12,096	$7,103	$736	$(2,698)
Net income (loss) per common and subordinated unit:
Common units – basic	$4.25	$0.54	$0.46	$0.16	$(0.34)
Common units – diluted	$3.97	$0.53	$0.41	$0.07	$(0.34)
Subordinated units – basic and diluted	$(0.78)	$0.50	$0.23	$(0.16)	$(0.34)
Cash distributions declared per common and subordinated unit	$1.47	$1.47	$1.35	$1.25	$0.13
Balance Sheet Data (End of Period):
Land and real property interests, before accumulated amortization	$675,281	$718,381	$578,875	$466,052	$363,513
Land and real property interests, after accumulated amortization	$636,212	$680,564	$552,908	$449,671	$354,201
Total assets	$786,613	$767,999	$603,060	$485,619	$377,340
Revolving credit facility	$155,000	$304,000	$224,500	$233,000	$74,000
Secured debt facilities	$—	$—	$—	$74,136	$108,803
Secured Notes, net	$223,685	$187,249	$112,435	$—	$—
Total liabilities	$401,628	$513,641	$358,730	$328,257	$199,377
Equity	$337,677	$254,358	$244,330	$157,362	$177,963
Statement of Cash Flow Data:
Cash flow provided by operating activities	$31,256	$28,473	$21,465	$15,955	$14,826
Cash flow used in investing activities	$(37,533)	$(140,128)	$(156,468)	$(134,211)	$(5,546)
Cash flow provided by financing activities	$(13,652)	$133,981	$138,649	$119,929	$(10,006)
Other Data:
Total number of leased tenant sites (end of period)	1,920	2,239	1,956	1,844	1,468
EBITDA(1)	$158,220	$48,067	$35,035	$20,814	$17,730
Adjusted EBITDA(1)	$65,305	$51,749	$40,074	$32,067	$23,090
Distributable Cash Flow(1)	$33,424	$28,825	$21,495	$14,558	$1,934

(1)

For a definition of the non‑GAAP financial measure of EBITDA, Adjusted EBITDA and Distributable Cash Flow and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

Non‑GAAP Financial Measures

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, adjustments for investment in unconsolidated joint venture, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related expenses, unrealized and realized gains and losses on derivatives, loss on extinguishment of debt, gains and losses on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents plus cash receipts applied toward the repayments of investments in receivable, the deemed capital contribution to fund our general and administrative expense reimbursement and adjustments for investments in unconsolidated joint ventures. We define distributable cash flow as Adjusted EBITDA less cash interest paid, cash interest paid from unconsolidated joint venture, current cash income tax paid, maintenance capital expenditures, preferred unit distributions and net income attributable to noncontrolling interests. Distributable cash flow will not reflect changes in working capital balances. During the fourth quarter 2017, we changed our definition of Adjusted EBITDA by adding cash receipts applied toward the repayments of investments in receivables. We made this change to better reflect the quarterly amount of operating surplus as determined by our amended and restated partnership agreement. This change did not have a material impact on our Adjusted EBITDA or distributable cash flow and prior period amounts have been recast to conform to current presentation.

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

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net cash provided by operating activities	$31,256	$28,473	$21,465	$15,955	$14,826
Unit-based compensation	(70)	(105)	(105)	(105)	(18)
Unrealized gain (loss) on derivatives	1,010	1,675	2,306	(446)	(643)
Loss on early extinguishment of debt	(157)	—	(1,703)	(1,872)	(2,905)
Amortization expense	(16,152)	(13,537)	(11,191)	(8,651)	(6,258)
Amortization of above- and below-market rents, net	1,226	1,226	1,338	1,467	936
Amortization of deferred loan costs and discount on secured notes	(3,809)	(2,237)	(1,703)	(1,902)	(1,842)
Receivables interest accretion	3	7	36	33	52
Impairments	(1,559)	(848)	(1,275)	(3,902)	(259)
Gain (loss) on sale of real property interests	99,884	(5)	374	237	—
Allowance for doubtful accounts and investments in receivables	(60)	(215)	(182)	—	(4)
Equity income from unconsolidated joint venture	59	—	—	—	—
Foreign currency transaction loss	(6)	—	—	—	—
Working capital changes	4,196	4,842	561	391	(1,355)
Net income	$115,821	$19,276	$9,921	$1,205	$2,530
Interest expense	24,273	18,399	13,923	10,958	8,942
Amortization expense	16,152	13,537	11,191	8,651	6,258
Income tax expense (benefit)	227	(3,145)	—	—	—
Adjustments for investment in unconsolidated joint venture	1,747	—	—	—	—
EBITDA(1)	$158,220	$48,067	$35,035	$20,814	$17,730
Impairments	1,559	848	1,275	3,902	259
Acquisition-related	3,287	1,287	2,906	4,016	1,779
Unrealized (gain) loss on derivatives	(1,010)	(1,675)	(2,306)	446	643
Realized loss on derivatives	—	—	99	140	213
Loss on early extinguishment of debt	157	—	1,703	1,872	2,905
(Gain) loss on sale of real property interests	(99,884)	5	(374)	(237)	—
Unit-based compensation	70	105	105	105	18
Straight line rent adjustments	235	(358)	(514)	(338)	(285)
Amortization of above- and below-market rents, net	(1,226)	(1,226)	(1,338)	(1,467)	(936)
Repayments of investments in receivables	1,108	1,180	905	704	752
Adjustments for investment in unconsolidated joint venture	(50)	—	—	—	—
Foreign currency transaction loss	6	—	—	—	—
Deemed capital contribution due to cap on general and administrative expense reimbursement	2,833	3,516	2,578	2,110	12
Adjusted EBITDA(1)	$65,305	$51,749	$40,074	$32,067	$23,090
Less: Drop-down Assets Adjusted EBITDA	—	—	(5,734)	(12,551)	(20,864)
Adjusted EBITDA applicable to limited partners	$65,305	$51,749	$34,340	$19,516	$2,226
Less: Cash interest expense	(20,464)	(16,162)	(10,185)	(4,958)	(292)
Less: Cash interest expense from unconsolidated joint venture	(738)	—	—	—	—
Less: Cash income tax	(22)	(70)	—	—	—
Less: Distributions declared to preferred unitholders	(10,630)	(6,673)	(2,660)	—	—
Less: Net income attributable to noncontrolling interests	(27)	(19)	—	—	—
Distributable Cash Flow(1)	$33,424	$28,825	$21,495	$14,558	$1,934

(1)	For a definition of the non‑GAAP financial measure of EBITDA, Adjusted EBITDA and Distributable Cash Flow, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

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

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP. AFFO should not be considered an alternative to net earnings, as an indication of the Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers AFFO a useful supplemental measure of the Partnership's performance. The Partnership's computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore, may not be comparable to such other REITs. We calculate AFFO by starting with FFO and adjusting for general and administrative expense reimbursement, acquisition-related expenses, unrealized gain (loss) on derivatives, straight line rent adjustments, unit-based compensation, amortization of deferred loan costs and discount on secured notes, deferred income tax expense, amortization of above and below market rents, loss on early extinguishment of debt, repayments of receivables, adjustments for investment in unconsolidated joint venture, adjustments for drop-down assets and foreign currency transaction loss. The GAAP measures most directly comparable to FFO and AFFO is net income.

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$115,821	$19,276	$9,921	$1,205	$2,530
Adjustments:
Amortization expense	16,152	13,537	11,191	8,651	6,258
Impairments	1,559	848	1,275	3,902	259
(Gain) loss on sale of real property interests	(99,884)	5	(374)	(237)	—
Adjustments for investment in unconsolidated joint venture	923	—	—	—	—
Distributions to preferred unitholders	(10,630)	(6,673)	(2,660)	—	—
Distributions to noncontrolling interests	(27)	(19)	—	—	—
FFO	$23,914	$26,974	$19,353	$13,521	$9,047
Adjustments:
General and administrative expense reimbursement	2,833	3,516	2,578	2,110	12
Acquisition-related expenses	3,287	1,287	2,906	4,016	1,779
Unrealized (gain) loss on derivatives	(1,010)	(1,675)	(2,306)	446	643
Realized loss on derivatives	—	—	99	140	213
Straight line rent adjustments	235	(358)	(514)	(338)	(285)
Unit-based compensation	70	105	105	105	18
Amortization of deferred loan costs and discount on secured notes	3,809	2,237	3,738	6,000	8,650
Deferred income tax expense (benefit)	205	(3,215)	—	—	—
Amortization of above- and below-market rents, net	(1,226)	(1,226)	(1,338)	(1,467)	(936)
Loss on early extinguishment of debt	157	—	1,703	1,872	2,905
Repayments of receivables	1,108	1,180	905	704	752
Adjustments for investment in unconsolidated joint venture	36	—	—	—	—
Adjustments for drop-down assets	—	—	(5,734)	(12,551)	(20,864)
Foreign currency transaction loss	6	—	—	—	—
AFFO	$33,424	$28,825	$21,495	$14,558	$1,934

FFO per common unit - diluted	$0.96	$1.18	$1.13	$1.26	$1.15
AFFO per common unit - diluted	$1.34	$1.26	$1.26	$1.36	$0.25
Weighted average common units outstanding - diluted	25,013	22,836	17,121	10,693	7,838

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

The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014. On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a subsidiary, Landmark Infrastructure Inc., a Delaware corporation, which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. We intend to continue to own and operate substantially all of our assets through the REIT Subsidiary. These changes are designed to simplify tax reporting for unitholders and broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account, and we do not intend to generate state source income.

How We Generate Rental Revenue

We primarily generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 90% of our tenant leases have contractual fixed‑rate escalators or CPI‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the year ended December 31, 2018, T-Mobile and Sprint represented approximately 9.6% and 7.8%, respectively, of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy; (2) operating and maintenance expenses; (3) FFO and AFFO; (4) Adjusted EBITDA; and (5) distributable cash flow.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of December 31, 2018, we had a 95% occupancy rate with 1,831 of our 1,920 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, Internet of Things (IoT) and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”)

FFO is a non-GAAP financial measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trust (“NAREIT”). FFO represents net income (loss) excluding real estate related depreciation and amortization expense, real estate related impairment charges, gains (or losses) on real estate transactions, adjustments for unconsolidated joint venture, and distributions to preferred unitholders and noncontrolling interests.

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

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP. AFFO should not be considered an alternative to net earnings, as an indication of the Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers AFFO a useful supplemental measure of the Partnership's performance. The Partnership's computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore, may not be comparable to such other REITs. We calculate AFFO by starting with FFO and adjusting for general and administrative expense reimbursement, acquisition-related expenses, unrealized gain (loss) on derivatives, straight line rent adjustments, unit-based compensation, amortization of deferred loan costs and discount on secured notes, deferred income tax expense, amortization of above and below market rents, loss on extinguishment of debt, repayments of receivables, adjustments for investment in unconsolidated joint venture, adjustments for drop-down assets and foreign currency transaction loss. The GAAP measures most directly comparable to FFO and AFFO is net income.

EBITDA, Adjusted EBITDA and Distributable Cash Flow

We define EBITDA as net income before interest, income taxes, depreciation and amortization, adjustments for investment in unconsolidated joint venture, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related expenses, unrealized and realized gains and losses on derivatives, loss on extinguishment of debt, gains and losses on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents plus cash receipts applied toward the repayments of investments in receivable, the deemed capital contribution to fund our general and administrative expense reimbursement and adjustments for investments in unconsolidated joint ventures. We define distributable cash flow as Adjusted EBITDA less cash interest paid, cash interest paid from unconsolidated joint venture, current cash income tax paid, maintenance capital expenditures, preferred unit distributions and net income attributable to noncontrolling interests. Distributable cash flow will not reflect changes in working capital balances. During the fourth quarter 2017, we changed our definition of Adjusted EBITDA by adding cash receipts applied toward the repayments of investments in receivables. We made this change to better reflect the quarterly amount of operating surplus as determined by our amended and restated partnership agreement. This change did not have a material impact on our Adjusted EBITDA or distributable cash flow and prior period amounts have been recast to conform to current presentation.

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

For a further discussion of the non‑GAAP financial measures of FFO, AFFO, EBITDA, Adjusted EBITDA and distributable cash flow, and a reconciliation of FFO, AFFO, EBITDA, Adjusted EBITDA and distributable cash flow to the most comparable financial measures calculated and presented in accordance with GAAP, please read “Selected Historical Financial Data – Non‑GAAP Financial Measures.”

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

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the years ended December 31, 2018, 2017 and 2016, the Partnership completed one, four and five drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Assets acquired by the Partnership included an aggregate of 127 tenant sites for the year ended December 31, 2018, 155 tenant sites and two investments in receivables for the year ended December 31, 2017, 539 tenant sites and 14 investments in receivables for the year ended December 31, 2016, in exchange for total consideration of $59.9 million, $118.3 million and $205.7 million, respectively. The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

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

Additionally, during the years ended December 31, 2018, 2017 and 2016, the Partnership acquired 104 tenant sites, 63 tenant sites and one investment in receivables and 40 tenant sites from third parties for a total consideration of $75.8 million, $41.0 million and $85.7 million, respectively. See Note 3, Acquisitions, to the Consolidated and Combined Financial Statements for additional information.

Secured Notes

On June 6, 2018, the Partnership completed a securitization transaction (the “2018 Securitization”) involving a segregated pool of wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2018-1 Secured Tenant Site Contract Revenue Notes, Class C, Class D and Class F (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively. On September 24, 2018, the Partnership completed the formation of an unconsolidated joint venture by  contributing certain special purpose subsidiaries to the unconsolidated joint venture, including the 2018 Secured Notes. See Note 8, Investment in Unconsolidated Joint Venture and Consolidated and Combined Financial Statements for additional information.

On April 24, 2018, a special purpose subsidiary of the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which such subsidiary agreed to sell approximately $43.7 million aggregate principal amount of its 4.38% senior secured notes in a private placement (the “4.38% Senior Secured Notes”). The 4.38% Senior Secured Notes are fully amortizing through June 30, 2036. Such subsidiary may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount, together with the initial principal amount of the 4.38% Senior Secured Notes, of up to $225 million. The 4.38% Senior Secured Notes are, and any such additional notes will be, secured by a segregated pool of renewable power generation sites and related property interests owned directly or indirectly by such subsidiary.

On November 30, 2017, the Partnership completed a securitization transaction (the “2017 Securitization”) involving a segregated pool of certain outdoor advertising sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the Series 2017-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B (the “2017 Secured Notes”), in an aggregate principal amount of $80.0 million. The Class A and Class B 2017 Secured Notes bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively.

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

The secured notes described above are collectively referred to as the “Secured Notes.” See Note 9, Debt to the Consolidated and Combined Financial Statements for additional information.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in pound sterling, euro, Australian dollar and Canadian dollar. Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2018, the applicable spread was 2.00%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2018, the applicable annual commitment rate used was 0.175%.

Derivative Financial Instruments

Historically we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives, except for foreign currency changes on interest rate swaps denominated in a foreign currency. On November 15, 2018, a Partnership entered into an interest rate swap agreement with a notional amount in pound sterling. Foreign currency changes on mark-to-market adjustments on our interest rate swap agreement denominated in a foreign currency are reflect in the income statement as foreign currency transaction loss (gain).

General and Administrative Expenses

Under the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP dated April 2, 2018 (the “Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a subsidiary that has elected to be taxed as a REIT. During the year ended December 31, 2017, the Partnership incurred $1.1 million in expenses related to the change in organization structure. Such expenses are included in General and Administrative Expenses during the year ended December 31, 2017.

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

Factors That May Influence Future Results of Operations

Acquisitions and Developments

We intend to pursue acquisitions of real property interests from third parties, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we may pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we will target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. We expect the vast majority of our acquisitions will include leases with our Tier 1 tenants or tenants whose sub‑tenants are Tier 1 companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our initial portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our initial portfolio of real property interests into other fragmented infrastructure asset classes and expect to continue to pursue acquisitions internationally.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of December 31, 2018 and 2017, the Partnership’s $29.6 million and $7.6 million of construction in progress balance is primarily related to the FlexGridTM solution, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit (“DART”) to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s FlexGridTM ecosystem solution on strategic high-traffic DART locations.

Investment in Unconsolidated Joint Venture

On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 tenant site assets to the unconsolidated JV that secured the Partnership’s 2018 Securitization in exchange for a 50.01%membership interest in the unconsolidated JV and $65.5 million in cash. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the year ended December 31, 2018, T-Mobile and Sprint represented approximately 9.6% and 7.8%, respectively, of rental revenue.

Changing Interest Rates and Currency Fluctuations

Interest rates have been at or near historic lows in recent years and have recently started to rise. If interest rates rise further, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions. Additionally, fluctuations in foreign currencies in which the Partnership operates may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

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

Purchase Accounting for Acquisitions

The Partnership applies the business combination method to all acquired investments of real property interests for transactions that meet the definition of a business combination and asset acquisitions. The purchase consideration of the real property interests is allocated to the acquired tangible asset, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows.

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

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Our results of operations for all periods presented were affected by the formation of the unconsolidated JV and acquisitions made during the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, we had 1,920 and 2,239 available tenant sites, respectively. The following table summarizes the combined statement of operations for years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change
Revenue
Rental revenue	$64,765	$52,625	$12,140
Expenses
Property operating	1,147	394	753
General and administrative	4,731	5,286	(555)
Acquisition-related	3,287	1,287	2,000
Amortization	16,152	13,537	2,615
Impairments	1,559	848	711
Total expenses	26,876	21,352	5,524
Other income and expenses
Interest and other income	1,642	1,587	55
Interest expense	(24,273)	(18,399)	(5,874)
Loss on early extinguishment of debt	(157)	—	(157)
Unrealized gain on derivatives	1,010	1,675	(665)
Equity income from unconsolidated joint venture	59	—	59
Gain (loss) on sale of real property interests	99,884	(5)	99,889
Foreign currency transaction loss	(6)	—	(6)
Total other income and expenses	78,159	(15,142)	93,301
Income before income tax expense (benefit)	116,048	16,131	99,917
Income tax expense (benefit)	227	(3,145)	3,372
Net income	$115,821	$19,276	$96,545

Rental Revenue

Rental revenue increased $12.1 million, $7.7 million of which was due to the greater average number of assets in the portfolio during 2018 compared to 2017. Additionally, $7.2 million was due to the full year impact of rental revenue in 2018 for tenant sites acquired during 2017, offset by the decrease in revenue attributable assets contributed to the unconsolidated JV. Revenue generated in 2018 from our wireless communication, outdoor advertising, and renewable power generation segments was $37.9 million, $18.8 million, $8.1 million, or 59%, 29% and 12% of total rental revenue, respectively, compared to $33.5 million, $11.4 million, $7.8 million, or 63%, 22% and 15% of total rental revenue, respectively, during 2017. The occupancy rates in our wireless communication, outdoor advertising and renewable power generation segments were 94%, 98% and 100%, respectively, as of December 31, 2018 compared to 96%, 98% and 100%, respectively, as of December 31, 2017. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, and renewable power generation segments were $1,926, $2,486 and $9,148, respectively, during 2018 compared to $1,838, $1,754 and $9,779, respectively, during 2017.

On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Rental revenue includes revenue generated from the assets contributed to the JV prior to the date of the transaction was $10.0 million and $9.1 million for the years ended December 31, 2018 and 2017, respectively.

Property Operating

Property operating expenses increased $0.8 million during 2018 compared to 2017 due to an increase in rent expense on assets subject to a ground lease, property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure, and an increase in management fees for our UK venture. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our FlexGridTM solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses decreased $0.6 million during 2018 compared to 2017, primarily due to expenses incurred in connection with the change in the Partnership’s organization structure during 2017. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a REIT subsidiary. During 2017, the Partnership incurred $1.1 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2018 and 2017, Landmark reimbursed us $2.8 million and $3.5 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. Included in the general and expenses reimbursement from Landmark is $0.1 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Landmark.

Acquisition-Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with the acquisitions. Acquisition-related expenses increased $2.0 million during 2018 compared to 2017 primarily as a result of a one-time acquisition fee related to our UK venture. In October 2018, we amended our management agreement for our UK venture resulting in approximately $2.6 million one-time fee recorded to acquisition costs during the fourth quarter of fiscal 2018.

Amortization

Amortization expense increased $2.6 million during 2018 compared to 2017 as a result of having a greater number of average tenant sites as of December 31, 2018 compared to December 31, 2017. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to decrease as a result of contributing assets to the unconsolidated JV. Subsequent to the JV transaction described above the Partnership’s amortization expenses will not include amortization related to the JV assets.  In accordance with the equity method of accounting, the Partnership’s consolidated statements of operations subsequent to the date of the transaction will reflect the Partnership’s 50.01% equity interest in the JV’s income. Included in amortization expense is amortization expense associated with the assets contributed to the JV of $2.6 million and $2.5 million prior to the date of the transaction for the years ended December 31, 2018 and 2017, respectively.

Impairments

Impairments increased $0.7 million during 2018 compared to 2017, primarily due to16 investments in receivables in our wireless communication segment and 6 lease termination in our wireless communication and outdoor advertising segments for $1.4 million during the year ended December 31, 2018 compared to six lease terminations in our wireless communication and outdoor advertising segments for $0.8 million during the year ended December 31, 2017. Landmark indemnified the Partnership for the $1.0 million impairment of investments in receivables and certain real property interests which is reflected as a deemed capital contribution.

Interest and Other Income

Interest and other income increased $0.1 million during 2018 compared to 2017 primarily as a result of the acquisitions of investments in receivables in connection with the 2017 Drop-down Acquisitions from Landmark and affiliates as described in Note 3, Acquisitions to the Consolidated and Combined Financial Statement. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $5.9 million during 2018 compared to 2017, primarily due to a greater average debt balance of approximately $442.6 million during the year ended December 31, 2018 compared to an average debt balance of approximately $419.4 million for the year ended December 31, 2017. During the year ended December 31, 2018, the Partnership entered into the 4.38% Secured Notes and the 2018 Securitization transactions and recognized a full year impact of interest expense related to the 2017 Securitization entered into on November 30, 2017. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in pound sterling, euro, Australian dollar and Canadian dollar. Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2018, the applicable spread was 2.00%. In connection with the JV transaction described above, the Partnership contributed the debt related to the 2018 Securitization to the JV. During the year ended December 31, 2018, interest expense related to the 2018 Secured Notes prior to the date of the transaction was $1.8 million.

Loss on Early Extinguishment of Debt

In connection with the Third Amended and Restated Credit Facility on November 15, 2018, a portion of the unamortized balance of the deferred loan costs totaling $0.2 million was recorded as a loss on extinguishment of debt during the year ended December 31, 2018.

Unrealized Gain on Derivatives

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized gain recorded for the years ended December 31, 2018 and 2017, reflects the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.1 million during the year ended December 31, 2018 compared to 2017 due to the formation of the JV in 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income from unconsolidated JV on the consolidated statements of operations.
Gain (Loss) on Sale of Real Property Interests

During the year ended December 31, 2018, we recognized a gain on contribution of real property interests of $100 million in connection with the formation of the unconsolidated JV in which 545 tenant sites were contributed to the JV by the Partnership. During the year ended December 31, 2017, we recognized a loss on sale of real property interest of less than $0.1 million related to the sale of one wireless communication site.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased less than $0.1 million during the year ended December 31, 2018 compared to 2017 as a result of changes in exchange rates affecting mark-to-market adjustments on our foreign currency interest rate swap agreement denominated in pound sterling.

Income Tax Expense (Benefit)

Income tax expense was $0.2 million during the year ended December 31, 2018 compared to the income tax benefit of $3.1 million during the year ended December 31, 2017. During the year ended December 31, 2017, the valuation allowance on certain deferred tax assets was reduced and recorded as a benefit. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Our results of operations for all periods presented were affected by acquisitions made during the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, we had 2,239 and 2,022 available tenant sites, respectively. The following table summarizes the combined statement of operations for years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Change
Revenue
Rental revenue	$52,625	$41,171	$11,454
Expenses
Management fees to affiliate	—	196	(196)
Property operating	394	107	287
General and administrative	5,286	3,755	1,531
Acquisition-related	1,287	2,906	(1,619)
Amortization	13,537	11,191	2,346
Impairments	848	1,275	(427)
Total expenses	21,352	19,430	1,922
Other income and expenses
Interest and other income	1,587	1,225	362
Interest expense	(18,399)	(13,923)	(4,476)
Loss on early extinguishment of debt	—	(1,703)	1,703
Realized loss on derivatives	—	(99)	99
Unrealized gain (loss) on derivatives	1,675	2,306	(631)
Gain (loss) on sale of real property interests	(5)	374	(379)
Total other income and expenses	(15,142)	(11,820)	(3,322)
Income before income tax benefit	16,131	9,921	6,210
Income tax benefit	(3,145)	—	(3,145)
Net income	$19,276	$9,921	$9,355

Rental Revenue

Rental revenue increased $11.5 million, $4.3 million of which was due to the greater number of assets in the portfolio during 2017 when compared to 2016. Additionally, $6.9 million was due to the full year impact of rental revenue in 2017 for the 145 tenant sites acquired during 2016. As of December 31, 2017, we had 2,239 available tenant sites with 2,157 leased tenant sites generating revenue compared to 2,022 available tenant sites and 1,956 leased tenant sites generating revenue as of December 31, 2016. Revenue generated during 2017 from our wireless communication, outdoor advertising, and renewable power generation segments was $33.5 million, $11.4 million, $7.8 million, or 63%, 22% and 15% of total rental revenue, respectively, compared to $30.4 million, $8.2 million, $2.6 million, or 74%, 20% and 6% of total rental revenue, respectively, during 2016. The occupancy rates in our wireless communication, outdoor advertising and renewable power generation segments were 96%, 98% and 100%, respectively, as of December 31, 2017 and 2016. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, and renewable power generation segments were $1,838, $1,754 and $9,779, respectively, during 2017 compared to $1,776, $1,351 and $4,062, respectively, during 2016.

Management Fees to Affiliates

Management fees to affiliates decreased $0.2 million during 2017 compared to 2016. Landmark’s right to receive management fees was terminated in connection with the Partnership’s acquisition of the fund.

Property Operating

Property operating expenses increased $0.3 million during 2017 compared to 2016 as a result of more fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy Flex Grid solution, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses increased $1.5 million during 2017 compared to 2016, primarily due to the change in the Partnership’s organization structure. On July 31, 2017, the Partnership amended its Partnership agreement and revolving credit facility and completed changes to its organizational structure by moving the Partnership’s assets under a REIT subsidiary. During 2017, the Partnership incurred $1.1 million in fees related to the change in organization structure. Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under our Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2017 and 2016, Landmark reimbursed us $3.5 million and $2.6 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

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

Impairments

Impairments decreased $0.4 million during 2017 compared to 2016, primarily due fewer lease terminations during the year ended December 31, 2017 in our wireless communication and outdoor advertising segments compared to the year ended December 31, 2016. During the year ended December 31, 2017, six of the Partnership’s real property interests were impaired for $0.8 million compared to nine of Partnership’s real property interests impaired for $1.3 million during year ended December 31, 2016.

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

Interest Expense

Interest expense increased $4.5 million during 2017 compared to 2016, primarily due to greater outstanding debt balance for the year ended December 31, 2017 compared to the outstanding debt balance for the year ended December 31, 2016. On November 30, 2017, a special purpose subsidiary of the Partnership issued its Series 2017-1 Class A and Class B secured notes (“the 2017 Securitization”), in an aggregate principal amount of $80 million, which bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively (weighted average of 4.03%). On June 16, 2016, a special purpose subsidiary of the Partnership issued its Series 2016-1 Class A and Class B secured notes (the “2016 Securitization”), in amounts of $91.5 million and $25.1 million, respectively, which bear interest at a fixed note rate per annum of 3.52% and 7.02% (weighted average of 4.27%), respectively. Net proceeds from the 2016 Securitization were used to pay down the revolving credit facility by $112.3 million. The obligations under the 2016 Securitization and the 2017 Securitization are payable solely from cash flow from the assets owned by the respective entities and are not general obligations of the Partnership or any of its subsidiaries (other than the obligors under the 2017 Securitization and 2016 Securitization, respectively). As of December 31, 2017, the Partnership had $145 million of debt on the revolving credit facility. Borrowings under the revolving credit facility have been fixed through interest rate swap agreements at a weighted-average interest rate of 4.06%. We had $304 million and $224.5 million outstanding under the revolving credit facility as of December 31, 2017 and December 31, 2016, respectively.

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

Gain (Loss) on Sale of Real Property Interests

During the year ended December 31, 2017, we recognized a loss on sale of real property interest of $4,812 related to the sale of one wireless communication site. During the year ended December 31, 2016, we recognized a gain on the sale of real property interests of $0.4 million related to the sale of one wireless communication site.

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

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.3 million per quarter, or $37.2 million per year in the aggregate, based on the number of common units outstanding as of February 15, 2019. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.0 million per quarter, or approximately $8.0 million per year in the aggregate based on the number of Preferred Units outstanding as of February 15, 2019. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of December 31, 2018, there were 2,000,000 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution paid related to our financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
March 31, 2016	April 20, 2016	May 13, 2016	$0.3300	$4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016	January 25, 2017	February 15, 2017	0.3500	7,985
March 31, 2017	April 20, 2017	May 15, 2017	0.3525	8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
March 31, 2018	April 19, 2018	May 15, 2018	0.3675	9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432
March 31, 2017	March 16, 2017	April 17, 2017	0.5000	432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
March 31, 2018	March 23, 2018	April 16, 2018	0.5000	797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909
March 31, 2017	April 20, 2017	May 15, 2017	0.4938	934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216
March 31, 2018	April 19, 2018	May 15, 2018	0.4938	1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the quarterly distribution for the three months ended September 30, 2018 and December 31, 2018.

(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

As of December 31, 2018, we had $378.7 million of total outstanding indebtedness. As of February 15, 2019, the Partnership had $165 million of outstanding borrowings on our revolving credit facility, and we had $285 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$31,256	$28,473	$21,465
Net cash used in investing activities	(37,533)	(140,128)	(156,468)
Net cash provided by (used in) financing activities	(13,652)	133,981	138,649

Comparison of year ended December 31, 2018 to year ended December 31, 2017

Net cash provided by operating activities.  Net cash provided by operating activities increased $2.8 million to $31.3 million for the year ended December 31, 2018 compared to $28.5 million for the year ended December 31, 2017. The increase is primarily attributable to the increase in rental revenue related to the assets acquired and timing of payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $37.5 million for the year ended December 31, 2018 compared to $140.1 million for the year ended December 31, 2017. The change in cash used in investing activities was primarily due to the proceeds received from the sale of real property interests related to the formation of the unconsolidated joint venture on September 24, 2018 as well as the decrease in cash used to acquire assets during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $13.7 million for the year ended December 31, 2018 compared to net cash provided by financing activities of $134.0 million for the year ended December 31, 2017. The change in net cash (used in) provided by financing activities was primarily attributable to the net decrease of $130.0 million in proceeds from the net borrowings from the secured facility, issuance of secured notes and equity offerings, in addition to a net increase in distributions to unitholders of $9.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017.

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

Net cash provided by financing activities.  Net cash provided by financing activities was $134.0 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $138.6 million for the year ended December 31, 2016. The decrease in cash provided by financing activities was primarily attributable to the increase in distributions to unitholders of $38.7 million during the year ended December 31, 2017 compared to $24.4 million during the year ended December 31, 2016.

Revolving Credit Facility

Our revolving credit facility will mature on November 15, 2023 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in pound sterling, euro, Australian dollar and Canadian dollar. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries is pledged as collateral under our revolving credit facility.

Our revolving credit facility contains various covenants and restrictive provisions that limit our ability (as well as the ability of our restricted subsidiaries) to, among other things:

•	incur or guarantee additional debt;
•	make distributions on or redeem or repurchase equity;
•	make certain investments and acquisitions;
•	incur or permit to exist certain liens;
•	enter into certain types of transactions with affiliates;
•	merge or consolidate with another company;
•	transfer, sell or otherwise dispose of assets or enter into certain sale‑leaseback transactions; and
•	enter into certain restrictive agreements or amend or terminate certain material agreements.

Our revolving credit facility also requires compliance with certain financial covenants as follows:

•	a leverage ratio of not more than 8.0 to 1.0; and
•	an interest coverage ratio of not less than 2.0 to 1.0.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2018, the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2018, the applicable annual commitment rate used was 0.175%.

As of December 31, 2018, the Partnership had $155 million of total outstanding indebtedness under the revolving credit facility with $295 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at December 31, 2018. As of February 15, 2019, the Partnership had $165 million of outstanding borrowings on our revolving credit facility, and we had $285 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

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

Under the terms of the applicable indenture, amounts due under the Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 9, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. On January 18, 2018, $16.0 million from the 2017 Secured Notes site acquisition account was used to acquire certain assets from Fund H. As of December 31, 2018, $3.7 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 9, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of December 31, 2018, the DSCR for the 2017 Secured Notes and 2016 Secured Notes is above 2.0, respectively, and above 1.1 for the 4.38% Senior Secured Notes.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of December 31, 2018, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

Commitments

Our contractual obligations as of December 31, 2018 were (in thousands):

	Payments by Period
		Less than	Between	Between	More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Revolving credit facility (principal)	$155,000	$—	$—	$155,000	$—
Revolving credit facility (interest)(1)	38,015	7,806	15,612	14,597	—
Secured Notes (principal and interest)	222,639	14,625	127,765	73,973	6,276
Other obligations	8,744	2,073	1,906	1,906	2,859

(1)	Interest payable is based on the interest rates in effect on December 31, 2018, including the effect of the interest rate swaps and unused commitment fees.

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

On August 8, 2016, the Partnership completed a public offering of $46.0 million of 7.9% Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit, which included the full exercise of the underwriters’ option to purchase an additional 240,000 Series B Preferred Units. We received net proceeds of approximately $44.3 million after deducting underwriters’ discounts and offering expenses paid by us of $1.5 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

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

On April 4, 2016, the Partnership completed a public offering of $20.0 million of 8.00% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units” and together with the Series B Preferred Units and Series C Preferred Units, “Preferred Units”), representing limited partner interests in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $18.4 million after deducting the underwriters’ discounts and offering expenses paid by us of $1.6 million. We used all proceeds to repay a portion of the borrowings under our revolving credit facility.

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

For the year ended December 31, 2018, the Partnership issued a total of 27,830 Common Units and 24,747 Series A Preferred Units under the ATM Programs generating total proceeds of approximately $1.1 million before issuance costs. For the year ended December 31, 2017, the Partnership issued a total of 240,426 Common Units, 704,445 Series A Preferred Units, and 623,015 Series B Preferred Units under our ATM Programs, generating total proceeds of approximately $37.5 million before issuance costs. For the year ended December 31, 2016, the Partnership issued a total of 405,156 Common Units and 63,957 Series A Preferred Units under our ATM Programs, generating total proceeds of approximately $8.5 million before issuance costs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. As of December 31, 2018, there were no amounts drawn on the standby letter of credit.

As of December 31, 2018, the Partnership does not have any other off balance sheet arrangements.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flow and fair values relevant to financial instruments are impacted by prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may continue to use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. Our primary market risk exposure is interest rate risk with respect to our expected indebtedness and foreign currency risk with respect to our investments.

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of December 31, 2018, our revolving credit facility had an outstanding balance of $155 million. Borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of December 31, 2018, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. On November 15, 2018, the Partnership entered into an interest rate swap agreement with a notional amount of £38 million with a fixed rate at 1.49% on floating GBP LIBOR with an effective date of November 30, 2020. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. The GBP LIBOR interest rate swap is a hedge on anticipated future borrowings in pound sterling.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of December 31, 2018, there were 2,000,000 Series C Preferred Units outstanding.

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

Rising interest rates could limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing. We intend to hedge interest rate risks related to a portion of our borrowings over time by means of interest rate swap agreements or other arrangements.

Foreign Currency Risk

As we expand in international markets we are exposed to market risk from changes in foreign currency exchange rates. Approximately 7%, 3% and less than 1% of rental revenue was denominated in foreign currencies for the years ended December 31, 2018, 2017 and 2016, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.

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

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and Rule 10A‑3 promulgated under the Exchange Act. Thomas Carey White III, Gerald A. Tywoniuk and Keith Benson serve as members of our audit committee. Ronald W. Readmond served on our audit committee during the year ended December 31, 2017 until his passing on December 25, 2017. On November 13, 2018, Mr. Benson was appointed by the board of directors of our general partner to fill the vacancy. Mr. White serves as the chair of our audit committee. The board of directors of our general partner has determined that Mr. White is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre‑approve any non‑audit services to be rendered by our independent registered public accounting firm. Our audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee.

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

Name	Age	Position with Landmark Infrastructure Partners GP LLC
Arthur P. Brazy, Jr.	59	Chief Executive Officer and Director
George P. Doyle	49	Chief Financial Officer and Treasurer
Daniel R. Parsons	54	Senior Vice President – Information Systems and Technology
Josef Bobek	44	General Counsel and Secretary
Matthew P. Carbone	52	Chairman of the Board of Directors
James F. Brown	54	Director
Nandit Gandhi	51	Director
Edmond G. Leung	38	Director
Keith Benson	46	Director
Thomas Carey White III	53	Director
Gerald A. Tywoniuk	57	Director

Arthur P. Brazy, Jr. was appointed Chief Executive Officer and a Director of our general partner. Mr. Brazy has served as Chief Executive Officer of our sponsor, Landmark Dividend LLC, since October 2015. He has served as President of Landmark Dividend LLC since co‑founding the company in February 2010 through October 2015, and as a member of the board of managers of Landmark Dividend Holdings LLC and its predecessor since February 2010. From December 2005 to March 2009, Mr. Brazy served as Chief Executive Officer of Church Mortgage Acceptance Co., LLC, a private company he co‑founded focused on direct lending to churches. From January 2001 to December 2005, Mr. Brazy served as Chief Executive Officer of Lakefront Ventures LLC, a private investment firm specializing in commercial and mortgage finance, private equity, real estate and structured finance advisory services. Prior to this, Mr. Brazy founded and led numerous private investment partnerships including Atherton Capital and worked as an officer of Eastdil Secured, a real estate investment bank. Mr. Brazy holds a B.S. in Economics from the California Institute of Technology and an M.B.A. from Stanford University. In addition to his other skills and qualifications, we believe that Mr. Brazy’s extensive experience with private investment funds, his in‑depth knowledge of the real property industry generally and in successfully operating several different companies makes him qualified to be Chief Executive Officer and a member of the Board of Directors of our general partner.

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

Keith Benson was appointed a Director of our general partner in November 2018. Mr. Benson served as Co-General Counsel of USD Group LLC, a developer, builder, operator, and manager of energy-related midstream infrastructure, since March 2015. From January 2008 through February 2015, Mr. Benson was a partner with the international law firm of Latham & Watkins LLP in their Houston and San Francisco offices. Mr. Benson’s practice focused on public company representation, corporate governance, capital markets and mergers & acquisitions, with a focus on midstream and upstream energy companies, master limited partnerships and real estate investment trusts. From July 2000 through December 2007, Mr. Benson was an associate with Latham & Watkins LLP and from October 1998 through June 2000 Mr. Benson was an associate with the law firm of Cahill, Gordon & Reindel LLP. Mr. Benson received a JD with high honors from Rutgers School of Law and a BA in political science from The College of New Jersey.

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

Gerald A. Tywoniuk was appointed a Director of our general partner in January 2015. Mr. Tywoniuk currently serves on the board of directors of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP (together referred to as “Westmoreland”); he currently serves as chairman of the board and chairs the board’s audit committee. Westmoreland, which is in the coal mining industry, filed for Chapter 11 protection in October 2018. He also serves as an independent director and audit committee chairperson at American Midstream GP, LLC, the general partner of American Midstream Partners, L.P. Mr. Tywoniuk has been providing interim and project CFO consulting services since May 2010. Mr. Tywoniuk has over 36 years of experience in accounting and finance and has previously served a number of public companies in senior executive and management roles. We believe that Mr. Tywoniuk’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2018.

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

Principal Executive Offices and Internet Address

Our principal executive offices are located at 400 Continental Blvd., Suite 500, El Segundo, CA 90245, and our telephone number is (310) 598‑3173. We post governance documents on our website at http://www.landmarkmlp.com. We expect to make our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (“SEC”) available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report Form 10-K and does not constitute a part of this Annual Report Form 10-K.

ITEM 11. Executive Compensation

We do not employ any of the persons responsible for managing our business. Our general partner, under the direction of its board of directors is responsible for managing our operations and for obtaining the services of the employees that operate our business. Our general partner’s executive officers are employed and compensated by Landmark and have responsibilities to both us and Landmark. Our general partner’s executive officers currently devote less than a majority of their working time to matters relating to us and we currently expect our general partner’s executive officers to continue for the foreseeable future to devote less than a majority of their working time to matters relating to us. We currently do not have a compensation committee, and we do not plan to have one. Pursuant to our omnibus agreement we reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, including certain executive management services by certain officers of our general partner and compensation expense for all employees required to manage and operate our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeds $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Except with respect to any equity incentive awards in us that may be granted under our 2014 Long‑Term Incentive Plan, or “LTIP,” our general partner’s executive officers do not receive any separate amounts of compensation for their services to us and all compensation decisions for our general partner’s executive officers are made by Landmark, without input from our general partner’s board of directors or any committees thereof. Any awards granted to our general’s partner’s executive officers under our LTIP are determined and granted by our general partner’s board of directors or one of its applicable committees. No equity incentive awards were granted to any of our executive officers in 2018.

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

The following table sets forth the total compensation paid to our non-employee directors as compensation for their year of service to us in 2018.

Director Compensation
Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
Thomas Carey White III	$73,500	$35,000	$108,500
Gerald A. Tywoniuk	61,750	35,000	96,750
Keith Benson	10,000	—	10,000

(1)	Amounts shown represent 2018 retainer and meeting fees.
(2)

The amounts shown represent the grant date fair value of awards granted in 2018. In 2018, each of our independent directors who was serving on the Board as of December 31, 2017, received 1,913 common units grants for 2018 services. Mr. Benson was appointed Director on November 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of units of Landmark Infrastructure Partners LP as of December 31, 2018, held by beneficial owners of 5% or more of the units, by each director, director nominee and named executive officer of Landmark Infrastructure Partners GP LLC, our general partner, and by all directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 25,327,801 common units outstanding as of December 31, 2018. Unless otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the units and the business address of each such beneficial owner is c/o Landmark Infrastructure Partners LP, 400 Continental Blvd., Suite 500, El Segundo, CA 90245.

	Common Units
Name of beneficial owner(1)	Number	Percent
Landmark Dividend Holdings LLC(2)	3,415,405	13.5%
Directors/Named Executive Officers
Arthur P. Brazy, Jr.	170,149	*
George P. Doyle	19,439	*
Matthew P. Carbone	23,604	*
James F. Brown	—	—
Nandit Gandhi	3,102	*
Edmond G. Leung	3,410	*
Keith Benson	—	—
Thomas Carey White III	11,164	*
Gerald A. Tywoniuk	9,907	*
All Directors and Executive Officers as a group (9 persons)	240,775	*	%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 400 Continental Blvd., Suite 500, P.O. Box 3429, El Segundo, CA 90245.
(2)

Includes (1) 3,537 common units held directly by Landmark Dividend LLC and (2) 55,097 common units held directly by Landmark Z-Unit Holdings LLC. Landmark Dividend LLC and Landmark Z-Unit Holdings LLC are indirectly owned and managed by Landmark Dividend Holdings LLC. Landmark Dividend Holdings LLC is managed by a board of managers. The board of managers of Landmark Dividend Holdings LLC is comprised of Matthew P. Carbone, Edmond G. Leung, Nandit Gandhi, Fenton R. Talbott, Arthur P. Brazy, Jr., James F. Brown, Trevor J. Brock and David L. Hollon. AIM Landmark Holdings, LLC is the record holder of approximately 59% of the limited liability company interests of Landmark Dividend Holdings, LLC and is entitled to elect the majority of the members of the board of managers of Landmark Dividend Holdings LLC. AIM Landmark Holdings, LLC is controlled by AIM Universal Holdings, LLC. AIM Universal Holdings, LLC is managed by Robert B. Hellman and Matthew P. Carbone, and voting and investment determinations with respect to the securities held by Landmark Dividend LLC are ultimately controlled by the following AIM Universal Holdings, LLC persons: Robert B. Hellman, Jr., Matthew P. Carbone, Ryan Barnes, Paul T. Ho and Edmond G. Leung. Each of the foregoing persons and each member of the board of managers of Landmark Dividend Holdings LLC, disclaims beneficial ownership of such securities.] Each of AIM Universal Holdings, LLC, AIM Landmark Holdings, LLC and Landmark Dividend Holdings, LLC may be deemed to indirectly beneficially own the securities held by Landmark Dividend LLC and Landmark Z-Unit Holdings LLC, but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein. The principal business address of AIM Universal Holdings, LLC and AIM Landmark Holdings, LLC is 950 Tower Lane, Suite 800, Foster City, California 94404. The principal business address of Landmark Dividend LLC, Landmark Dividend Holdings LLC and Landmark Z-Unit Holdings LLC is 400 Continental Blvd., Suite 500, El Segundo, California 90245.

*

The percentage of units beneficially owned by each director or each executive officer does not exceed 1% of the common units outstanding. The percentage of units beneficially owned by all directors and executive officers as a group does not exceed 1% of the common units outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, the following equity securities were authorized for issuance under our existing compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding,	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights (#)	and Rights ($)	reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	759,486	(1)
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	759,486

(1)	Amount shown represents Common Units available for issuance under the LTIP as of December 31, 2018.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2018, Landmark and affiliates own 3,415,405 common units, representing a 13.5% limited partner interest in us. In addition, our general partner owns a non‑economic general partner interest in us.

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

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to the unitholders pro rata, including Landmark and affiliates, as holder of an aggregate of 3,415,405 common units as of December 31, 2018. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, Landmark and affiliates would receive annual distributions of $3.9 million on its common units.

Payments to our general partner and its affiliates

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under the omnibus agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. To the extent our general and administrative expenses exceed this cap Landmark will reimburse the partnership for the excess over the cap. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The expenses of other employees will be allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our general partner who provide services to us. We will also reimburse Landmark for any additional out‑of‑pocket costs and expenses incurred by Landmark and its affiliates in providing general and administrative services to us. Please read “– Agreements Governing the Transactions – Omnibus Agreement” below and Item 11., “Executive Compensation – Compensation of Our Directors.” In connection with third party acquisitions, Landmark will be obligated to provide certain acquisition services to us. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing any such acquisition services we choose to utilize. These acquisition services fees will not be subject to the cap on general and administrative expenses. However, we are under no obligation to utilize Landmark for acquisition services, and may utilize the services of third parties in connection with acquisitions.

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

Our Agreements with Landmark

Omnibus Agreement

We entered into an omnibus agreement with Landmark and our general partner for the purposes of:

•

reimbursement for all costs and expenses incurred by Landmark in providing us partnership, general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

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

We will reimburse Landmark quarterly for the expenses incurred by Landmark and its affiliates in providing these services. Landmark has agreed that our obligation to reimburse Landmark for certain of these general and administrative services during any calendar quarter will be capped at 3% of our revenue during the current calendar quarter. The full amount of general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reimbursed by Landmark which will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

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

Other Agreements with Landmark and Related Parties

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. For each of the years ended December 31, 2018, 2017 and 2016, we incurred $0.1 million of license fees related to the AIF patent license agreement, respectively.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Fees for professional services rendered by Ernst & Young LLP, our independent auditor, for the years ended December 31, 2018 and 2017 are presented in the following table (in thousands).

Category	2018	2017
Audit fees(1)	$1,077	$885
Audit-related fees(2)	55	85
Total	$1,132	$970

(1)

Audit fees represent fees for professional services provided in connection with the audit of the Partnership's annual financial statements, reviews of the quarterly financial statements included in the Partnership’s quarterly reports on Form 10-Q and other professional services in connection with the Partnership’s registration statements, securities offerings and audits of financial statements of subsidiaries.

(2)	Audit-related fees represent fees for professional services primarily provided in connection with agreed-upon procedures related to the Partnership’s subsidiaries’ securitization transactions.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated and Combined Statements of Operations for the years ended December 31, 2018, 2017 and 2016	F-4
Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F-5
Consolidated and Combined Statements of Equity and Mezzanine Equity	F-6
Consolidated and Combined Statements of Cash Flows	F-7
Notes to Consolidated and Combined Financial Statements	F-8

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

1.4

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

3.6	Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 2, 2018).

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

4.5

Indenture, dated as of June 6, 2018, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co III LLC and LMRK PropCo 3 LLC, collectively as Obligors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 11, 2018).

4.6

Indenture Supplement, dated as of June 6, 2018, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co III LLC and LMRK PropCo 3 LLC, collectively as Obligors (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on June 11, 2018).

4.7	BF-LMRK JV LLC Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 24, 2018).

10.1	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 25, 2014)

10.2	Omnibus Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 25, 2014)

10.3	Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 25, 2014)

10.4	Patent License Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 25, 2014)

10.5	Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8‑K filed on November 25, 2014)

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

Exhibit number	Description
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

10.33

Landmark Infrastructure Partners GP LLC Amended and Restated Non-Employee Director Compensation Plan dated January 25, 2018 (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K filed on February 15, 2018).

10.34

Management Agreement, dated as of June 6, 2018, by and among Landmark Infrastructure Partners GP LLC, as Manager, and LMRK Issuer Co III LLC and LMRK PropCo 3 LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2018).

10.35

Guarantee and Security Agreement, dated as of June 6, 2018, by and between LMRK Guarantor Co III LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2018).

10.36

Cash Management Agreement, dated as of June 6, 2018, by and among Wilmington Trust, National Association, as Indenture Trustee and as Securities Intermediary, and LMRK Issuer Co III LLC, LMRK PropCo 3 LLC and Landmark Infrastructure Partners GP LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 11, 2018).

10.37

Servicing Agreement, dated as of June 6, 2018, by and between Midland Loan Services, a division of PNC Bank, National Association, as Servicer, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 11, 2018).

10.38

Second Amendment to Omnibus Agreement, dated as of January 30, 2019, by and among Landmark Dividend LLC, Landmark Infrastructure Partners LP and Landmark Infrastructure Partners GP LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 1, 2019).

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 20, 2019.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 20, 2019.

Signature	Title	Date

/s/ Arthur P. Brazy, Jr.	Director and Chief Executive Officer	February 20, 2019
Arthur P. Brazy, Jr.	(Principal Executive Officer)

/s/ George P. Doyle	Chief Financial Officer and Treasurer	February 20, 2019
George P. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Carbone	Chairman of the Board of Directors	February 20, 2019
Matthew P. Carbone

/s/ James F. Brown	Director	February 20, 2019
James F. Brown

/s/ Nandit Gandhi	Director	February 20, 2019
Nandit Gandhi

/s/ Edmond G. Leung	Director	February 20, 2019
Edmond G. Leung

/s/ Thomas Carey White III	Director	February 20, 2019
Thomas Carey White III

/s/ Gerald A. Tywoniuk	Director	February 20, 2019
Gerald A. Tywoniuk

/s/ Keith Benson	Director	February 20, 2019
Keith Benson

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of Landmark Infrastructure Partners LP

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Infrastructure Partners LP (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, comprehensive income, equity and mezzanine equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California

February 20, 2019

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	December 31,
	2018	2017
Assets
Land	$128,302	$114,385
Real property interests	517,423	596,422
Construction in progress	29,556	7,574
Total land and real property interests	675,281	718,381
Accumulated amortization of real property interests	(39,069)	(37,817)
Land and net real property interests	636,212	680,564
Investments in receivables, net	18,348	20,782
Investment in unconsolidated joint venture	65,670	—
Cash and cash equivalents	4,108	9,188
Restricted cash	3,672	18,672
Rent receivables, net	4,292	4,141
Due from Landmark and affiliates	1,390	629
Deferred loan costs, net	5,552	3,589
Deferred rent receivable	5,251	4,252
Derivative assets	4,590	3,159
Other intangible assets, net	20,839	17,984
Assets held for sale (AHFS)	7,846	—
Other assets	8,843	5,039
Total assets	$786,613	$767,999
Liabilities and equity
Revolving credit facility	$155,000	$304,000
Secured Notes, net	223,685	187,249
Accounts payable and accrued liabilities	7,435	4,978
Other intangible liabilities, net	9,291	12,833
Liabilities associated with AHFS	397	—
Prepaid rent	5,418	4,581
Derivative liabilities	402	—
Total liabilities	401,628	513,641
Commitments and contingencies (Note 17)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 2,000,000 and zero units issued and outstanding at December 31, 2018 and 2017, respectively	47,308	—
Equity
Series A cumulative redeemable preferred units, 1,593,149 and 1,568,402 units issued and outstanding at December 31, 2018 and 2017, respectively	37,207	36,604
Series B cumulative redeemable preferred units 2,463,015 units issued and outstanding at December 31, 2018 and 2017, respectively	58,936	58,936
Common units, 25,327,801 and 20,146,458 units issued and outstanding at December 31, 2018 and 2017, respectively	411,158	288,527
Subordinated units, zero and 3,135,109 units issued and outstanding at December 31, 2018 and 2017, respectively	—	19,641
General Partner	(167,019)	(150,519)
Accumulated other comprehensive income (loss)	(2,806)	968
Total partner's equity	337,476	254,157
Noncontrolling interests	201	201
Total equity	337,677	254,358
Total liabilities, mezzanine equity and equity	$786,613	$767,999

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Operations

(in thousands, except per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Rental revenue	$64,765	$52,625	$41,171
Expenses
Management fees to affiliate	—	—	196
Property operating	1,147	394	107
General and administrative	4,731	5,286	3,755
Acquisition-related	3,287	1,287	2,906
Amortization	16,152	13,537	11,191
Impairments	1,559	848	1,275
Total expenses	26,876	21,352	19,430
Other income and expenses
Interest and other income	1,642	1,587	1,225
Interest expense	(24,273)	(18,399)	(13,923)
Loss on early extinguishment of debt	(157)	—	(1,703)
Realized loss on derivatives	—	—	(99)
Unrealized gain on derivatives	1,010	1,675	2,306
Equity income from unconsolidated joint venture	59	—	—
Gain (loss) on sale of real property interests	99,884	(5)	374
Foreign currency transaction loss	(6)	—	—
Total other income and expenses	78,159	(15,142)	(11,820)
Income before income tax expense (benefit)	116,048	16,131	9,921
Income tax expense (benefit)	227	(3,145)	—
Net income	115,821	19,276	9,921
Less: Pre-acquisition net income from Drop-down Assets	—	—	48
Less: Net income attributable to noncontrolling interest	27	19	—
Net income attributable to limited partners	115,794	19,257	9,873
Less: Distributions declared to preferred unitholders	(10,630)	(6,673)	(2,660)
Less: General partner's incentive distribution rights	(784)	(488)	(110)
Net income attributable to common and subordinated unitholders	$104,380	$12,096	$7,103
Net income per common and subordinated unit
Common units – basic	$4.25	$0.54	$0.46
Common units – diluted	$3.97	$0.53	$0.41
Subordinated units – basic and diluted	$(0.78)	$0.50	$0.23
Weighted average common and subordinated units outstanding
Common units – basic	24,626	19,701	13,986
Common units – diluted	26,967	22,836	17,121
Subordinated units – basic and diluted	387	3,135	3,135

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$115,821	$19,276	$9,921
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,774)	1,477	(517)
Other comprehensive income (loss)	(3,774)	1,477	(517)
Comprehensive income	112,047	20,753	9,404
Less: Comprehensive loss attributable to Drop-down Assets	—	—	(469)
Less: Comprehensive income attributable to noncontrolling interest	27	19	—
Comprehensive income attributable to limited partners	$112,020	$20,734	$9,873

See accompanying notes to consolidated and combined financial statements

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Equity and Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity	Preferred
Balance as of December 31, 2015	11,820	3,135	—	—	$179,045	$25,942	$—	$—	$(47,633)	$8	$—	$157,362	$—
Pre-acquisition net income from Drop-down Assets	—	—	—	—	—	—	—	—	48	—	—	48	—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(90,701)	—	—	(90,701)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(517)	—	(517)	—
Issuance of Preferred Units, net	—	—	864	1,840	—	—	19,393	44,256	—	—	—	63,649	—
Issuance of Common Units, net	7,621	—	—	—	127,128	—	—	—	—	—	—	127,128	—
Distributions	—	—	—	—	(18,349)	(4,154)	(1,250)	(1,410)	(32)	—	—	(25,195)	—
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	2,578	—	—	2,578	—
Unit-based compensation	10	—	—	—	105	—	—	—	—	—	—	105	—
Net income attributable to limited partners	—	—	—	—	6,367	736	1,250	1,410	110	—	—	9,873	—
Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(18,629)	—	—	(18,629)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,477	—	1,477	—
Issuance of Preferred Units, net	—	—	704	623	—	—	17,211	14,680	—	—	—	31,891	—
Issuance of Common Units, net	688	—	—	—	11,417	—	—	—	—	—	—	11,417	—
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	201	201	—
Distributions	—	—	—	—	(27,834)	(4,436)	(2,434)	(4,239)	(264)	—	(19)	(39,226)	—
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	3,516	—	—	3,516	—
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105	—
Net income	—	—	—	—	10,543	1,553	2,434	4,239	488	—	19	19,276	—
Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,774)	—	(3,774)	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	47,308
Issuance of Common Units, net	2,043	—	—	—	35,361	—	—	—	—	—	—	35,361	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(35,669)	(1,152)	(3,166)	(4,851)	(1,086)	—	(27)	(45,951)	(2,613)
Capital contributions from Sponsor	—	—	—	—	—	—	—	—	3,802	—	—	3,802	—
Other deemed contributions	—	—	—	—	—	—	—	—	394	—	—	394	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income (loss)	—	—	—	—	104,683	(303)	3,166	4,851	784	—	27	113,208	2,613
Balance as of December 31, 2018	25,328	—	1,593	2,463	$411,158	$—	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$115,821	$19,276	$9,921
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	70	105	105
Unrealized (gain) loss on derivatives	(1,010)	(1,675)	(2,306)
Loss on early extinguishment of debt	157	—	1,703
Amortization expense	16,152	13,537	11,191
Amortization of above- and below- market lease	(1,226)	(1,226)	(1,338)
Amortization of deferred loan costs	3,435	2,203	1,701
Amortization of discount on secured notes	374	34	2
Receivables interest accretion	(3)	(7)	(36)
Impairments	1,559	848	1,275
(Gain) loss on sale of real property interests	(99,884)	5	(374)
Allowance for doubtful accounts	60	215	182
Equity income from unconsolidated joint venture	(59)	—	—
Foreign currency transaction loss	6	—	—
Changes in operating assets and liabilities:
Rent receivables, net	(238)	(1,980)	(1,217)
Accounts payable and accrued liabilities	(1,009)	(879)	911
Deferred rent receivables	235	(358)	(514)
Prepaid rent	853	590	(101)
Due from Landmark and affiliates	186	217	1,369
Other assets	(4,223)	(2,432)	(1,009)
Net cash provided by operating activities	31,256	28,473	21,465
Investing activities
Acquisition of land	(15,810)	(24,778)	(78,032)
Acquisition of real property interests and development activities	(86,817)	(112,315)	(70,958)
Proceeds from sales of real property interests	63,986	174	1,789
Acquisition of receivables	—	(4,389)	(10,172)
Repayments of receivables	1,108	1,180	905
Net cash used in investing activities	(37,533)	(140,128)	(156,468)
Financing activities
Proceeds from the issuance of Common Units, net	437	4,109	59,990
Proceeds from the issuance of Preferred Units, net	47,911	31,891	63,649
Proceeds from the issuance of non-controlling interests, net	—	201	—
Proceeds from revolving credit facility	120,000	133,500	230,800
Proceeds from the issuance of secured notes	169,128	78,155	116,583
Principal payments on revolving credit facility	(269,000)	(54,000)	(239,299)
Principal payments on secured notes	(6,408)	(1,747)	(583)
Principal payments on secured debt facilities	—	—	(76,235)
Deferred loan costs	(10,128)	(4,338)	(4,345)
Capital contribution to fund general and administrative expense reimbursement	2,560	3,569	2,678
Distributions to preferred unitholders	(10,218)	(6,177)	(1,860)
Distributions to common and subordinated unitholders	(37,513)	(32,534)	(22,535)
Distributions to non-controlling interests	(27)	(19)	—
Consideration received from (paid to) General Partner associated with Drop-down Acquisitions	(20,394)	(18,629)	9,806
Net cash provided by (used in) financing activities	(13,652)	133,981	138,649
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(151)	(28)	(68)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,080)	22,298	3,578
Cash, cash equivalents and restricted cash at beginning of the period	27,860	5,562	1,984
Cash, cash equivalents and restricted cash at end of the period	$7,780	$27,860	$5,562

See accompanying notes to consolidated and combined financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated and Combined Financial Statements

1. Organization

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms, refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of December 31, 2018, our Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”) and; (c) all of the incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated and Combined Financial Statements

During the years ended December 31, 2018, 2017 and 2016, the Partnership completed one, four and five drop-down acquisitions of 127, 155 and 539 tenant sites and related real property interests, respectively, and zero, two and 14 investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $59.9 million, $118.3 million and $205.7 million, respectively (the “Drop-down Acquisitions” or “Drop-down Assets”). In accordance with the adoption of ASU No. 2017-01, drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to March 31, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets is allocated to the General Partner.

On an ongoing basis, we evaluate each legal entity that is not wholly owned by us in accordance with the consolidation guidance. The accompanying consolidated financial statements include the accounts of the Partnership, its wholly-owned subsidiaries and those entities in which it has a controlling interest. Investments in entities that the Partnership does not control are accounted for using the equity or cost method, depending upon the Partnership’s ability to exercise significant influence over operating and financial policies. Our results of operations, cash flows, assets and liabilities consist of the consolidated Landmark Infrastructure Partners LP activities and balances with retroactive adjustments of the combined results of operations, cash flows, assets and liabilities of the 2016 Drop-down Assets as if the 2016 Drop-down Acquisitions occurred on the earliest date during which the 2016 Drop-down Assets were under common control. See Note 3, Acquisitions for additional information.

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

Purchase Accounting for Acquisitions

The Partnership applies the business combination or asset acquisition method to all acquired investments of real property interests for transactions that meet the definition of a business combination or asset acquisition based on the revised framework for determining whether an integrated set of assets meets the definition of a business. The purchase consideration for the real property interests is allocated to the acquired tangible assets, such as land, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above-market and below-market leases and in-place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 6% and 20%. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. For acquisitions of a business, the determination of the final purchase price allocation and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period, but no later than 12 months from the acquisition date and result in adjustments to the preliminary estimates recognized in the prior period financial statements. Transaction costs related to the acquisition of a business, including investments in real property interests, are expensed as incurred. Transaction costs related to asset acquisitions are capitalized.

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

Restricted Cash

Restricted cash primarily consists of amounts pledged as collateral to secure obligations. As of December 31, 2018 and 2017, the amount of restricted cash was $3.7 million and $18.7 million. See Note 9, Debt for additional information.

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

Capitalized development costs

We capitalize project costs, including pre-construction costs, interest, and other costs directly related and essential to the development, pre-construction, or construction of a project. Capitalization of development, pre-construction, and construction costs is required while activities are ongoing to prepare an asset for its intended use. Fluctuations in our development, pre-construction, and construction activities could result in significant changes to total expenses and net income. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Should development, pre-construction, or construction activity cease, interest and certain other costs would no longer be eligible for capitalization and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

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

On a regular basis, the Partnership assesses investments in receivables for impairment. Internally generated cash flow projections are used to determine if the receivables are expected to be repaid in accordance with the terms of the related agreements. If it is probable that a receivable will not be repaid in accordance with the related agreement, the General Partner considers the receivable impaired. To measure impairment, the General Partner calculates the present value of the expected future cash flows discounted at the original effective interest rate. If the present value is less than the carrying value of the receivable, a specific impairment reserve is recorded for the difference. For the year ended December 31, 2018, the Partnership impaired 16 of its investments in receivables and recognized impairment charges totaling $0.8 million. The investments in receivables were impaired to net realizable value. There was no impairment of investments in receivables during the years ended December 31, 2017 and 2016.

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

For the years ended December 31, 2018, 2017, and 2016, leases obtained by the Partnership through its acquisition and ownership of real property interests in the wireless communication industry and the outdoor advertising industry were generally cancelable upon 30 - 180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non-cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable.

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

Certain leases provide for the greater of a minimum rent or a percentage of the revenue generated by the tenant (“Contingent Rent”). Contingent rent is recognized when measurable and all possible contingencies have been eliminated. During the years ended December 31, 2018, 2017, and 2016, the Partnership recognized $1.2 million, $1.0 million and $0.6 million of Contingent Rent, respectively.

Rents Receivable, net

Rents receivables consists of tenant receivables arising in the normal course of business. Tenant receivables are uncollateralized customer obligations requiring payment within various time frames not to exceed one year from the invoice date. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowances for doubtful accounts. The amounts due from tenants are periodically reviewed and an allowance for doubtful accounts is maintained for estimated losses resulting from the inability of tenants to make required payments under lease agreements. Judgment is exercised in establishing these allowances with the payment history and the current credit status of tenants considered in developing these estimates. At December 31, 2018 and 2017, the allowance for doubtful accounts was $0.2 million and $0.3 million, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which made significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and corporations. Concurrently, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. As of December 31, 2018, the Partnership has completed its assessment of the impact of the Tax Act, including qualification as a real estate business. Our tax expense is reflected in the consolidated financial statements as of December 31, 2017 and there were no tax law adjustments during the year ended December 31, 2018.

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

Foreign Currency Transactions

Transactions denominated in a currency other than U.S. dollars are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in a foreign currency are remeasured at each reporting date into the functional currency at the exchange rate on that date. We have entered into a foreign currency interest rate swap agreement that results in mark to market foreign currency transaction adjustments which are included in other income and expenses.

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

In the normal course of business, the Partnership encounters economic risk, including interest rate risk, currency risk, credit risk, and market risk. Interest rate risk is the result of movements in the underlying variable component of financing rates. Credit risk is the risk of default that results from an underlying tenant/borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the valuation of real property interests and investments in receivables held by the Partnership.

Concentration of Credit Risk

The Partnership’s credit risk relates primarily to rent receivables, investments in receivables, cash and interest rate swap agreements. Cash accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Partnership has not experienced any losses to date on invested cash.

Credit risk associated with interest rate swap agreements arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. The Partnership’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is considered in their fair value amounts, among other factors such as the potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. The Partnership does not anticipate nonperformance by any of its counterparties.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the Tax Act. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the consolidated financial statements. If a company cannot determine a provisional estimate to be included in the consolidated financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. The Partnership adopted ASU 2018-05 and has reflected the final impact on the consolidated financial statements. Additional information regarding the adoption of this standard is contained above in the Income Taxes section of Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230) (“ASU 2016-18”). The update provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. The Partnership adopted ASU 2016-18 during the first quarter of fiscal 2018. The retrospective adoption increased the amount included in the reconciliation of cash and cash equivalents to include the amount of restricted cash on the balance sheet. Accordingly, the consolidated statement of cash flows for the periods ended December 31, 2017 and 2016 have been reclassed to conform to the current presentation. For the year ended December 31, 2018, the amount of restricted cash included in the beginning and ending cash balances within the consolidated statements of cash flows was $18.7 million and $3.7 million, respectively. For the year ended December 31, 2017, the amount of restricted cash included in the beginning and ending cash balances within the consolidated statements of cash flows was $2.9 million and $18.7 million, respectively, and zero and $2.9 million, respectively, for the year ended December 31, 2016. The adoption had no other material impacts to the consolidated statements of cash flows and had no impact on the results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of impairment for certain financial instruments measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The Partnership is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which establishes the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Subsequently, the FASB issued additional ASUs that clarified the original ASU No. 2016-02. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This classification determines whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability on the balance sheet for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The standard mandates the use of the modified retrospective transition method for all leases existing at, or entered into after, the date of initial application.

In March 2018, the FASB approved an optional practical expedient that would allow lessors to elect, by class of underlying asset, to not separate nonlease components from the related lease components. The practical expedient is limited to circumstances in which both (1) the timing and pattern of revenue recognition are the same for the nonlease component and related lease component and (2) the combined single lease component would be classified as an operating lease. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in their income statements. The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards (ASU No 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842). The new lease ASU applies to all land easement arrangements entered into or modified on and after the ASU effective date.

The Partnership adopted the guidance as of January 1, 2019. We elected to adopt the following practical expedients provided by these ASUs:

•

Package of practical expedients – requires us not to reevaluate our existing or expired leases as of January 1, 2019, under the new lease accounting ASUs. The election of the package of practical expedients allowed us to not reassess whether any expired or existing contracts are or contain leases and not reassess lease classification for any expired or existing leases that commenced prior to January 1, 2019. The package of practical expedients also allowed an entity to not reassess initial direct costs for any existing leases. The Partnership has not incurred such initial direct costs for leases. Consequently, the adoption of the new lease ASUs had no effect on our accounting of initial direct cost on January 1, 2019.

•	Optional transition method practical expedient – requires us to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.
•

Land easements practical expedient – requires us to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019. The Partnership’s land easements are primarily prepaid and included on the Consolidated Balance Sheets in real property interest, the impact of the adoption of the easement related provisions does not have a significant impact on our Consolidated Financial Statements.

•

Single component practical expedient – requires us to account for lease and nonlease components associated with that lease under the new lease ASUs, if certain criteria are met. Our operating leases commencing or modified after January 1, 2019, for which we are the lessor are expected to qualify for the single component practical expedient accounting.

•

Short-term leases practical expedient – for our operating leases with a term of 12 months or less in which we are the lessee, this expedient requires us not to record on our balance sheets related lease liabilities and right-of-use assets.

While most of our leases are and will continue to be classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of leases that have recurring ground lease rental payments. We applied the modified retrospective transition method and practical expedients mentioned above to all leases existing at January 1, 2019. The adoption of these ASUs results in the recognition of right-of-use assets and lease liabilities on the Consolidated Balance Sheets on January 1, 2019 for such operating leases of approximately $7 million, based on the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. We have also evaluated the effect of the new lease ASUs on the calculation of our debt covenants as of December 31, 2018 and noted no significant effect on our calculation of our debt covenants.

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

3. Acquisitions

Drop-down Acquisitions

During the years ended December 31, 2018, 2017 and 2016, the Partnership completed one, four and five Drop-down Acquisitions, respectively, from our Sponsor and affiliates. Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership:

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

The 2016 Drop-down Acquisitions were deemed to be transactions between entities under common control. The Partnership’s statement of operation and cash flows for the year ended December 31, 2016 were adjusted retroactively, prior to the adoption of ASU No. 2017-01 on April 1, 2017, as if the 2016 Drop-down Acquisitions occurred on the earliest date during which the 2016 Drop-down Assets were under common control. Our historical financial statements for the year ended December 31, 2016, as filed on February 23, 2017, include all retroactive adjustments. The following tables present our results of operations and cash flows reflecting the effect of the 2016 Drop-down Acquisitions.

Consolidated statement of operations and comprehensive income for the year ended December 31, 2016 (in thousands):

			Landmark
		Pre-Acquisition	Infrastructure
	Landmark	results of the	Partners LP
	Infrastructure	Drop-down	(As Currently
	Partners LP	Acquisitions	Reported)
Revenue
Rental revenue	$35,208	$5,963	$41,171
Expenses
Management fees to affiliate	—	196	196
Property operating	105	2	107
General and administrative	3,755	—	3,755
Acquisition-related	2,648	258	2,906
Amortization	9,703	1,488	11,191
Impairments	1,275	—	1,275
Total expenses	17,486	1,944	19,430
Other income and expenses	(7,849)	(3,971)	(11,820)
Net income	$9,873	$48	$9,921
Other comprehensive loss	(513)	(4)	(517)
Comprehensive income	$9,360	$44	$9,404

Consolidated summarized cash flows for the year ended December 31, 2016 (in thousands):

			Landmark
		Pre-Acquisition	Infrastructure
	Landmark	results of the	Partners LP
	Infrastructure	Drop-down	(As Currently
	Partners LP	Acquisitions	Reported)
Net cash provided by operating activities	$18,982	$2,483	$21,465
Net cash used in investing activities	(156,468)	—	(156,468)
Net cash provided by (used in) financing activities	141,132	(2,483)	138,649

The Pre-Acquisition results of the Drop-Down Acquisitions column includes the retroactive adjustments to reflect the results of operations and cash flows of the 2016 Drop-down Acquisitions made prior to the acquisition dates for the periods under common control.

Drop-down Acquisitions that occurred after March 31, 2017 are accounted for as transfers of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

Third Party Acquisitions

During the years ended December 31, 2018, 2017 and 2016, the Partnership completed various direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership:

	No. of Tenant Sites					Consideration (in millions)
			Renewable			Borrowings
	Wireless	Outdoor	Power		Investments	and Available	Common
Acquisition Description	Communication	Advertising	Generation	Total	in Receivables	Cash	Units	Total
First Quarter
UEP	5	1	—	6	—	$—	$3.2	$3.2
Domestic	15	12	—	27	—	21.3	—	21.3
Total	20	13	—	33	—	$21.3	$3.2	$24.5
Second Quarter
International	—	8	—	8	—	$7.3	$—	$7.3
UEP	7	1	—	8	—	0.6	1.8	2.4
Domestic	3	1	—	4	—	21.5	—	21.5
Total	10	10	—	20	—	$29.4	$1.8	$31.2
Third Quarter
International	2	12	—	14	—	$14.2	$—	$14.2
UEP	10	—	—	10	—	0.9	1.8	2.7
Domestic	2	11	—	13	—	2.0	—	2.0
Total	14	23	—	37	—	$17.1	$1.8	$18.9
Fourth Quarter
International	—	8	—	8	—	$0.2	$—	$0.2
UEP	4	—	—	4	—	—	0.9	0.9
Domestic	1	1	—	2	—	0.1	—	0.1
Total	5	9	—	14	—	$0.3	$0.9	$1.2
2018 Total	49	55	—	104	—	$68.1	$7.7	$75.8
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
Third Quarter
International	—	2	—	2	—	$4.1	$—	$4.1
Domestic	3	—	—	3	—	0.8	—	0.8
Total	3	2	—	5	—	$4.9	$—	$4.9
Fourth Quarter
International	—	3	—	3	—	$11.5	$—	$11.5
UEP	3	4	—	7	—	—	2.7	2.7
Domestic	14	5	2	21	—	6.5	—	6.5
Total	17	12	2	31	—	$18.0	$2.7	$20.7
2017 Total	35	26	2	63	1	$37.2	$3.8	$41.0
Second Quarter
International	2	—	—	2	—	$0.1	$—	$0.1
UEP	3	—	—	3	—	—	1.6	1.6
Total	5	—	—	5	—	$0.1	$1.6	$1.7
Third Quarter
International	4	1	—	5	—	$4.4	$—	$4.4
UEP	1	—	—	1	—	—	0.1	0.1
Total	5	1	—	6	—	$4.4	$0.1	$4.5
Fourth Quarter
International	6	5	—	11	—	$2.0	$—	$2.0
UEP	1	1	—	2	—	—	0.9	0.9
Domestic	8	2	6	16	—	76.6	—	76.6
Total	15	8	6	29	—	$78.6	$0.9	$79.5
2016 Total	25	9	6	40	—	$83.1	$2.6	$85.7

4. Real Property Interests

The following summarizes the Partnership’s real property interests (in thousands):

	December 31,
	2018	2017
Land	$128,302	$114,385
Real property interests – perpetual	101,343	114,612
Real property interests – finite life	416,080	481,810
Construction in progress	29,556	7,574
Total land and real property interests	675,281	718,381
Accumulated amortization of real property interests	(39,069)	(37,817)
Land and net real property interests	$636,212	$680,564

During the year ended December 31, 2018, the Partnership completed a sale of one outdoor advertising site to a third party in exchange for cash consideration of $0.1 million. We recognized a loss on sale of real property interest of less than $0.1 million upon completion of the sale.

During the year ended December 31, 2017, the Partnership completed a sale of one wireless communication site to a third party in exchange for cash consideration of $0.2 million. We recognized a loss on sale of real property interest of less than $0.1 million upon completion of the sale.

On March 22, 2016, the Partnership completed a sale of one wireless communication site to a third party in exchange for cash consideration of $0.8 million. We recognized a gain on sale of real property interest of $0.4 million upon completion of the sale.

On March 30, 2016, the Partnership completed a sale of 12 wireless communication sites to Landmark, in exchange for cash consideration of $2.0 million. The assets were originally acquired by Landmark and sold to the Partnership during the July 21, 2015 and September 21, 2015 acquisitions. Landmark repurchased the pool of assets at the same purchase price sold to the Partnership. As the transaction is between entities under common control, the difference between the cash consideration and the net book value of the assets was allocated to the General Partner and no gain or loss was recognized.

During the years ended December 31, 2018, 2017 and 2016, the Partnership paid total consideration of $59.9 million, $118.3 million and $205.7 million, respectively, for Drop-down Acquisitions. The Drop-down Acquisitions are deemed to be transactions between entities under common control. Drop-down Acquisitions prior to the adoption of ASU No. 2017-01 on April 1, 2017 required the assets and liabilities to be transferred at the historical cost of the parent of the entities and historical periods retroactively adjusted. During the year ended December 31, 2016, the difference between the total consideration of $205.7 million and the historical cost basis of $141.1 million, was allocated to the General Partner. For Drop-down Acquisitions after March 31, 2017, the transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value, and prior periods have not been retroactively adjusted. During the years ended December 31, 2018 and 2017, the difference between the total consideration of $59.9 million and $118.3 million and the net carrying value of $39.5 million and $99.8 million, respectively, was allocated to the General Partner.

During 2017, the Partnership started developing an ecosystem of technologies that provide smart enabled infrastructure (“Flex GridTM”) including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. During the year ended December 31, 2018, the Partnership completed construction on four FlexGridTM infrastructure sites totaling $1.5 million. As of December 31, 2018 and 2017, the Partnership’s $29.6 million and $7.6 million, respectively, of construction in progress primarily related to the construction of the FlexGridTM solution.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of December 31, 2018, the consolidated joint venture had 34 tenant sites and one investment in receivables with total net book value of $43.5 million. During the year ended December 31, 2018 and 2017, the consolidated joint venture generated rental revenue of $3.4 million and $0.8 million, respectively. No revenue was generated during the year ended December 31, 2016.

The Partnership applies the asset acquisition method to all acquired investments of real property interests for transactions that meet the definition of an asset acquisition. The fair value of the assets acquired and liabilities assumed is typically determined by using Level III valuation methods. The most sensitive assumption is the discount rate used to discount the estimated cash flows from the real estate rights. For purposes of the computation of fair value assigned to the various tangible and intangible assets, the Partnership assigned discount rates ranging between 6% and 20%.

The following table summarizes final allocations for acquisitions made during the years ended December 31, 2018, 2017, and 2016 of estimated fair values of the assets acquired and liabilities assumed (in thousands). Financial information for the year ended December 31, 2016, has been retroactively adjusted for transactions between entities under common control prior to April 1, 2017. See Notes 2 and 3 for additional information.

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2018	$16,646	$91,314	$7,939	$1,309	$(2,031)	$115,177
2017	25,151	107,195	3,781	976	(1,850)	135,253
2016	75,959	34,096	4,003	972	(864)	114,166

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of December 31, 2018, are as follows (in thousands):

2019	$11,765
2020	11,237
2021	10,646
2022	10,362
2023	10,335
Thereafter	322,666
Total	$377,011

The weighted average remaining amortization period for non‑perpetual real property interests is 42 years and 49 years at December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018, 2017 and 2016, six, six and nine of the Partnership’s real property interests were impaired and we recognized impairment charges totaling $0.6 million, $0.8 million and $1.3 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero.

During the year ended December 31, 2018, the Partnership recognized a gain on the contribution of real property interests of $100 million in connection with the formation of an unconsolidated joint venture (the “JV”) in which 545 tenant sites were contributed to the JV by the Partnership as described in Note 8, Investment in Unconsolidated Joint Venture. The Partnership used $59.7 million of the net proceeds to repay a portion of the borrowings under the revolving credit facility. The Partnership has determined that the contribution does not meet the criteria for discontinued operations presentation as the contribution does not represent a strategic shift that will have a major effect on its operations and financial results and the Partnership has retained an interest in the assets through its interest in the unconsolidated joint venture.

In June 2018, the Partnership entered into a plan to sell one of its real property interests. The Partnership determined that the sale does not meet the criteria for discontinued operations presentation as the plan to sell does not represent a strategic shift that will have a major effect on its operations and financial results.  As a result of this classification, the assets and liabilities of the real property interest are separately presented as AHFS and liabilities associated with AHFS in the consolidated balance sheet as of December 31, 2018. On January 4, 2019, the sale was completed for total consideration of $13.5 million.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

December 31, 2018
Land	$1,286
Real property interests, net	5,566
Other intangible assets, net	994
AHFS	$7,846
Other intangible liabilities, net	$397
Liabilities associated with AHFS	$397

5. Other Intangible Assets and Liabilities

The following summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	December 31,
	2018	2017
Acquired in-place lease
Gross amount	$23,261	$20,486
Accumulated amortization	(6,237)	(6,119)
Net amount	$17,024	$14,367
Acquired above-market leases
Gross amount	$6,542	$6,503
Accumulated amortization	(2,727)	(2,886)
Net amount	$3,815	$3,617
Total other intangible assets, net	$20,839	$17,984
Acquired below-market leases
Gross amount	$(17,097)	$(21,218)
Accumulated amortization	7,806	8,385
Total other intangible liabilities, net	$(9,291)	$(12,833)

We recorded net amortization of above and below‑market lease intangibles of $1.2 million, $1.2 million and $1.3 million as an increase to rental revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We recorded amortization of in‑place lease intangibles of $2.1 million, $1.6 million and $1.5 million as amortization expense for the years ended December 31, 2018, 2017, and 2016, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2018 follows (in thousands):

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2019	$1,725	$692	$(1,580)
2020	1,651	532	(1,535)
2021	1,589	426	(1,408)
2022	1,507	344	(1,284)
2023	1,223	308	(831)
Thereafter	9,329	1,513	(2,653)
Total	$17,024	$3,815	$(9,291)

6. Future Minimum Rents

At December 31, 2018, future minimum receipts from tenants on leases with non‑cancellable terms, including cancellable leases where the tenant is economically compelled to extend the lease term, for each of the next five years and thereafter are as follows (in thousands):

2019	$17,250
2020	16,798
2021	16,250
2022	16,050
2023	14,903
Thereafter	54,773
Total	$136,024

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

During the year ended December 31, 2018, 16 of the Partnership’s investments in receivables were impaired and recognized impairment charges totaling $0.8 million. The investments in receivables were impaired to net realizable value. Pursuant to the terms of the omnibus agreement, Landmark indemnified the Partnership for the loss related to the impairment of investments in receivables which is treated as a deemed capital contribution.

Interest income recognized on the receivables totaled $1.6 million, $1.6 million and $1.2 million during 2018, 2017, and 2016, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	Year Ended December 31,
	2018	2017
Investments in receivables – beginning	$20,782	$17,440
Acquisitions	—	4,389
Impairments	(785)	—
Sales	(350)	—
Repayments	(1,108)	(1,180)
Interest accretion	3	7
Foreign currency translation adjustment	(194)	126
Investments in receivables – ending	$18,348	$20,782

Annual amounts due as of December 31, 2018, are as follows (in thousands):

2019	$2,166
2020	2,154
2021	2,212
2022	2,345
2023	2,468
Thereafter	24,263
Total	$35,608
Interest	$17,260
Principal	18,348
Total	$35,608

8. Investment in Unconsolidated Joint Venture

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

In addition to the contribution of assets, the JV assumed the 2018 Securitization, which was completed by the Partnership on June 6, 2018 involving certain tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Class C, Class D and Class F Series 2018-1 Secured Notes (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The net proceeds from the 2018 Securitization were primarily used to pay down the revolving credit facility by $120.5 million. The Class F notes are subordinated in right of payment to the Class D notes and the Class D notes are subordinated in right of payment to the Class C notes. The 2018 Secured Notes were issued at a discount of less than $0.1 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively.

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

The following table summarizes the Partnership’s gain on the contribution of real property interests to the unconsolidated JV as of the date of the Transaction (in thousands):

Investment in unconsolidated joint venture	$65,611
Proceeds from sale of real property interests	65,585
Less: Net equity contributed to the unconsolidated joint venture	(31,157)
Gain on sale of real property interests	$100,039

The following table summarizes balance sheet information for the unconsolidated JV as of December 31, 2018 (in thousands):

Total assets	$263,228
Total liabilities	128,448
Total equity	134,780
Total liabilities and equity	$263,228

The following table summarizes financial information for the unconsolidated JV from the date of the Transaction to December 31, 2018 (in thousands):

Rental revenue	$3,697
Net income	$117

9. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	December 31, 2018	December 31, 2017
Revolving credit facility	November 15, 2023	$155,000	$304,000

4.38% senior secured notes	June 30, 2036	$42,058	$—
Series 2017-1 Class A	November 15, 2022 (1)	60,900	62,000
Series 2017-1 Class B	November 15, 2022 (1)	17,563	18,000
Series 2016-1 Class A	June 1, 2021 (2)	86,258	89,171
Series 2016-1 Class B	June 1, 2021 (2)	25,100	25,100
Secured Notes		$231,879	$194,271
Discount on Secured Notes		(1,454)	(1,826)
Deferred loan costs		(6,740)	(5,196)
Secured Notes, net		$223,685	$187,249

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

Revolving Credit Facility

The Partnership’s revolving credit facility with SunTrust Bank, as administrative agent, and a syndicate of lenders will mature on November 15, 2023 and will be available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in pound sterling, euro, Australian dollar and Canadian dollar. Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged (or secured by mortgages), as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2018, the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2018, the applicable annual commitment rate used was 0.175%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of December 31, 2018, $155 million was outstanding and there was $295 million of undrawn borrowing capacity, subject to compliance with certain covenants. As of December 31, 2018, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

On November 30, 2017, the Partnership completed a securitization transaction (the “2017 Securitization”) involving certain outdoor advertising tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Series 2017-1 Secured Notes, Class A and Class B (the “2017 Secured Notes”), in an aggregate principal amount of $80.0 million. The net proceeds from the 2017 Securitization were primarily used to pay down the revolving credit facility by $54.0 million and $17.5 million held in a restricted reserve accounts, including $16.0 million into a site acquisition account to be used to acquire additional tenant sites pursuant to the Indenture. The Class B notes are subordinated in right of payment to the Class A notes. The 2017 Secured Notes were issued at a discount of $1.8 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2017 Secured Notes bear interest at a fixed note rate per annum of 4.10% and 3.81%, respectively. The Partnership is required to make monthly payments of principal and interest on Class A and Class B 2017 Secured Notes based on a 30-year amortization period, commencing in January 2018. On each payment date on and after the payment date occurring in January 2018, available funds are used to repay the Class A 2017 Secured Notes in an amount sufficient to pay the Class A 2017 Secured Notes monthly amortization amount and to repay the Class B 2017 Secured Notes in an amount sufficient to pay the Class B 2017 Secured Notes monthly amortization amount on such payment date. No other payments of principal will be required to be made prior to the anticipated repayment date in November 2022.

On June 16, 2016, the Partnership completed a securitization transaction (the “2016 Securitization”) involving certain tenant sites and related real property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Series 2016-1 Secured Notes, Class A and Class B (the “2016 Secured Notes”), in an aggregate principal amount of $116.6 million. The net proceeds from the 2016 Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B notes are subordinated in right of payment to the Class A notes. The 2016 Secured Notes were issued at a discount of $17,292, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2016 Secured Notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. The Partnership is required to make monthly payments of principal and interest on the Class A 2016 Secured Notes based on a 30-year amortization period and monthly payments of interest only on the Class B 2016 Secured Notes, commencing in July 2016. On each payment date on and after the payment date occurring in July 2016, available funds are used to repay the Class A 2016 Secured Notes in an amount sufficient to pay the Class A 2016 Secured Notes monthly amortization amount. No other payments of principal will be required to be made prior to the anticipated repayment date in June 2021.

The secured notes described above are collectively referred to as the “Secured Notes” and the tenant site assets securing the Secured Notes are collectively referred to as the “Secured Tenant Site Assets.”

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of December 31, 2018 and 2017, $3.7 million and $18.7 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated and combined balance sheets.

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

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). As of December 31, 2018, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of December 31, 2018, are as follows (in thousands):

2019	$8,206
2020	10,313
2021 (1)	108,013
2022	72,598
2023	2,714
Thereafter (1)	30,035
Total	$231,879

(1)	Reflects anticipated repayment dates

Interest Expense

For the years ended December 31, 2018, 2017 and 2016, the Partnership incurred interest expense of $24.3 million, $18.4 million and $13.9 million, respectively, and had interest payable of $0.3 million and $0.7 million as of December 31, 2018 and 2017, respectively. Additionally, the Partnership recorded deferred loan costs and amortization of discount on secured notes, which is included in interest expense, of $3.8 million, $2.2 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the amendment of the credit facility on November 15, 2018, the unamortized balance of the deferred loan costs totaling $0.2 million was recorded as a loss on extinguishment of debt during the year ended December 31, 2018. Additionally, the Partnership capitalized $3.8 million to deferred loan costs to be amortized over the term of the amended and restated revolving credit facility.

Drop-down Acquisitions

Interest expense for the year ended December 31, 2016 includes retroactive adjustment of $2.5 million associated with Fund G’s secured debt facilities. Additionally, deferred loan costs amortization, which is included in interest expense, has been retroactively adjusted to include $0.4 million for the year ended December 31, 2016.

In connection with the acquisition of Fund G during the year ended December 31, 2016, $74.6 million was used to repay Fund G’s secured indebtedness. At the time of acquisition, the unamortized balance of the deferred loan costs totaling $1.7 million was recorded as a loss on extinguishment of debt during the year ended December 31, 2016.

10. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional			Effective	Maturity	Fair Value Asset (Liability) at December 31,
Entered	Value	Fixed Rate	Index	Date	Date	2018	2017
December 24, 2014	$70,000	1.52%	1-month USD LIBOR	12/24/2014	12/24/2018	$—	$164
February 5, 2015	25,000	1.29	1-month USD LIBOR	4/13/2015	4/13/2019	102	174
August 24, 2015	50,000	1.74	1-month USD LIBOR	10/1/2015	10/1/2022	1,259	840
March 23, 2016	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	1,117	761
March 31, 2016	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	508	364
March 31, 2016	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	569	418
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	1,035	438
November 15, 2018	£38,000	1.49	1-month GBP LIBOR	11/30/2020	11/30/2025	(402)	—
						$4,188	$3,159

During the years ended December 31, 2018, 2017 and 2016, the Partnership recorded a gain of $1.0 million, $1.7 million and $2.3 million, respectively, resulting from the change in fair value of the interest rate swap agreements which is reflected as an unrealized gain on derivatives on the consolidated and combined statements of operations. Additionally, during the year ended December 31, 2018, the Partnership recognized less than $0.1 million of foreign currency transaction loss resulting from the changes in exchange rates as of December 31, 2018 affecting mark-to-market adjustments on our foreign currency interest rate swap agreement denominated in pound sterling. During the year ended December 31, 2016, the Partnership recorded a realized loss on derivatives of $0.1 million as a result of the termination of the Fund G’s interest rate swap agreements.

Prior-period information has been retroactively adjusted to include an unrealized gain on derivative financial instruments related to Fund G’s interest rate swap agreements of $0.1 million during the year ended December 31, 2016.

The fair value of the interest rate swap agreements is derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ value including change in fair value at December 31, 2018. The following table summarizes the results of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
February 5, 2015	4/13/2019	134	71	165	40
August 24, 2015	10/1/2022	2,111	400	2,940	(483)
March 23, 2016	12/24/2021	1,802	429	2,470	(276)
March 31, 2016	12/24/2021	782	234	1,049	(48)
March 31, 2016	4/13/2022	918	218	1,258	(143)
June 12, 2017	9/2/2024	2,291	(262)	3,510	(1,598)
November 15, 2018	11/30/2025	684	(1,675)	1,784	(2,939)

11. Unit-Based Compensation

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

Our Long‑Term Incentive Plan

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners LP 2014 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the General Partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of equity-based awards. The purpose of the LTIP is to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to individuals providing services to the Partnership or the General Partner to encourage superior performance. The LTIP is also intended to enhance the ability of the Partnership and the General Partner to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and the General Partner and to encourage these individuals to devote their best efforts to advancing the business of the Partnership and the General Partner. The LTIP will initially limit the number of units that may be delivered pursuant to vested awards to 785,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events, with such amount increased annually on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024 by a number of Common Units equal to the least of (i) 1,570,000 Common Units, (ii) 2% of the total number of common units outstanding on the last day of the immediately preceding calendar year and (iii) such smaller number of Common Units as determined by the board of directors of the General Partner. Common Units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations, or otherwise terminated without delivery of the Common Units will be available for delivery pursuant to other awards. We have granted 3,826, 6,798 and 9,840 units under our LTIP as compensation to our Non-Employee Directors during the years ended December 31, 2018, 2017 and 2016, respectively, and no other awards were granted to any of our executive officers.

12. Equity

The table below summarizes changes in the numbers of units outstanding for the years ended December 31, 2018, 2017 and 2016 (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance at December 31, 2015	11,820,144	3,135,109	—	—	—
Issuance of Series A Preferred Units - April 4, 2016	—	—	800,000	—	—
Issuance of Series B Preferred Units - August 8, 2016	—	—	—	1,840,000	—
Issuance of units in connection with the Acquired Funds	3,592,430	—	—	—	—
Issuance of Common Units - October 19, 2016	3,450,000	—	—	—	—
Issuance under ATM Programs	405,156	—	63,957	—	—
Issuance under Unit Exchange Program	172,985	—	—	—	—
Unit-based compensation	9,840	—	—	—	—
Balance at December 31, 2016	19,450,555	3,135,109	863,957	1,840,000	—
Issuance of units to Fund G - April 28, 2017	221,729	—	—	—	—
Issuance under ATM Programs	240,426	—	704,445	623,015	—
Issuance under Unit Exchange Program	226,950	—	—	—	—
Unit-based compensation	6,798	—	—	—	—
Balance at December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance of Series C Preferred Units - April 2, 2018	—	—	—	—	2,000,000
Issuance under ATM Programs	27,830	—	24,747	—	—
Issuance under Unit Exchange Program	508,157	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance at December 31, 2018	25,327,801	—	1,593,149	2,463,015	2,000,000

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell common and preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

Common Units

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the years ended December 31, 2018, 2017 and 2016, the Partnership issued 27,830, 240,426 and 405,156 Common Units under our Common Unit ATM Program, generating proceeds of approximately $0.5 million, $4.2 million and $6.9 million before issuance costs, respectively.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. During the years ended December 31, 2018, 2017 and 2016, under the Unit Exchange Program we completed acquisitions of twenty-eight, twelve and six tenant sites in exchange for 508,157, 226,950 and 172,985 Common Units, valued at approximately $7.6 million, $3.8 million and $2.6 million, respectively.

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

Subordinated Units

Our Partnership Agreement provides that, during the subordination period, the Common Units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per Common Unit, which amount is defined in our Partnership Agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The requirements under our partnership agreement for the conversion of all the subordinated units into common units was satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, were converted on a one-for-one basis into common units. The conversion of subordinated units does not impact the amount of cash distributions or total number of outstanding units.

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

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the years ended December 31, 2018, 2017 and 2016, the Partnership issued 24,747, 704,445 and 63,957 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $0.6 million, $17.7 million and $1.6 million before issuance costs, respectively. As of December 31, 2018, we have $20.1 million remaining available to be issued under the Series A Preferred Unit ATM Program.

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

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the years ended December 31, 2018 and 2016. During the year ended December 31, 2017, the Partnership issued 623,015 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $15.6 million before issuance costs. As of December 31, 2018, we have $34.4 million remaining available to be issued under the Series B Preferred Unit ATM Program.

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

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
March 31, 2016	April 20, 2016	May 13, 2016	$0.3300	$4,954
June 30, 2016	July 27, 2016	August 15, 2016	0.3325	5,089
September 30, 2016	October 26, 2016	November 15, 2016	0.3375	7,628
December 31, 2016	January 25, 2017	February 15, 2017	0.3500	7,985
March 31, 2017	April 20, 2017	May 15, 2017	0.3525	8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
March 31, 2018	April 19, 2018	May 15, 2018	0.3675	9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
Series A Preferred Units
June 30, 2016	June 16, 2016	July 15, 2016	$0.5611	$449
September 30, 2016	September 22, 2016	October 17, 2016	0.5000	432
December 31, 2016	December 16, 2016	January 17, 2017	0.5000	432
March 31, 2017	March 16, 2017	April 17, 2017	0.5000	432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
March 31, 2018	March 23, 2018	April 16, 2018	0.5000	797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
Series B Preferred Units
September 30, 2016	October 20, 2016	November 15, 2016	$0.5322	$979
December 31, 2016	January 20, 2017	February 15, 2017	0.4938	909
March 31, 2017	April 20, 2017	May 15, 2017	0.4938	934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216
March 31, 2018	April 19, 2018	May 15, 2018	0.4938	1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the quarterly distribution for the three months ended September 30, 2018 and December 31, 2018.

(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

13. Net Income (Loss) Per Limited Partner Unit

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

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any Preferred Unit distributions and General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net income (loss) per unit includes the effects of potentially dilutive units on our common and subordinated units and Series C Preferred Units. Net income (loss) related to the Drop-down Assets prior to the Partnership’s acquisition dates of each transaction is allocated to the General Partner.

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to limited partners	$115,794	$19,257	$9,873
Less:
Distributions declared on Preferred Units	(10,630)	(6,673)	(2,660)
General partner's incentive distribution rights (1)	(784)	(488)	(110)
Net income attributable to common and subordinated unitholders	104,380	12,096	7,103
Distributions declared on common units	(37,022)	(28,983)	(21,314)
Distributions declared on subordinated units	—	(4,491)	(4,232)
Undistributed net income (loss)	$67,358	$(21,378)	$(18,443)

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the quarterly distribution for the three months ended September 30, 2018 and December 31, 2018. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income (loss) per unit related to the Partnership for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands, except per unit data):

	Year Ended December 31,
	2018		2017		2016
	Common	Subordinated	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units	Units	Units
Distributions declared	$37,022	$—	$28,983	$4,491	$21,314	$4,232
Undistributed net income (loss)	67,661	(303)	(18,440)	(2,938)	(14,947)	(3,496)
Net income (loss) attributable to common and subordinated units - basic	104,683	(303)	10,543	1,553	6,367	736
Net income (loss) attributable to subordinated units	(303)	—	1,553	—	736	—
Distributions on dilutive preferred units	2,613	—	—	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$106,993	$(303)	$12,096	$1,553	$7,103	$736
Weighted-average units outstanding:
Basic	24,626	387	19,701	3,135	13,986	3,135
Effect of dilutive subordinated units	387	—	3,135	—	3,135	—
Effect of dilutive preferred units	1,954	—	—	—	—	—
Diluted	26,967	387	22,836	3,135	17,121	3,135
Net income (loss) per common and subordinated unit:
Basic	$4.25	$(0.78)	$0.54	$0.50	$0.46	$0.23
Diluted(1)(2)	$3.97	$(0.78)	$0.53	$0.50	$0.41	$0.23

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

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are dilutive for the year ended December 31, 2018 and, as a result, have been included in the determination of diluted net income (loss) per common unit.

14. Fair Value of Financial Instruments

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	December 31,
	2018		2017
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$18,348	$18,867	$20,782	$20,995
Revolving credit facility	155,000	155,000	304,000	304,000
Secured Notes, net	223,685	224,333	187,249	187,895

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

For the years ended December 31, 2018 and 2017, the Partnership measured the following assets and liabilities at fair value on a recurring basis (in thousands):

	December 31,
	2018	2017
Derivative Assets(1)	$4,590	$3,159
Derivative Liabilities(1)	$402	$—

(1)

Fair value is calculated using level 2 inputs. Level 2 inputs are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets.

15. Related‑Party Transactions

General and Administrative Reimbursement

Under the amended omnibus agreement, effective the quarter ended December 31, 2018, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the years ended December 31, 2018, 2017 and 2016, Landmark reimbursed us $2.8 million, $3.5 million and $2.6 million, respectively, for expenses related to certain general and administrative services that exceeded the cap. As of December 31, 2018, $0.1 million is included within due from affiliates related to the fourth quarter general and administrative reimbursement from Landmark including the unconsolidated JV management fees. Additionally, indemnification of $1.0 million related to certain assets is included in capital contributions from Sponsor on the Consolidated and Combined Statement of Equity and Mezzanine Equity.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the years ended December 31, 2018, 2017 and 2016, we incurred $0.1 million of license fees related to the AIF patent license agreement.

Right of First Offer

In accordance with the Partnership’s omnibus agreement, certain other investment funds managed by Landmark had granted us a right of first offer (“ROFO”) on real property interests that they owned or acquired before selling or transferring those assets to any third party. During the year ended December 31, 2018, the Partnership waived its ROFO on certain assets in investment funds managed by Landmark. During the years ended December 31, 2018, 2017 and 2016, the Partnership completed the following ROFO acquisitions:

						Common Units
			Total No. of	Total	Total	Issued to
	Acquired	Total No.	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
January 18, 2018	Fund H	127	—	$59.9	1,506,421	—
Various (1)	Fund G	2	—	14.8	221,729	221,729
August 30, 2016	Fund G	386	5	140.3	3,592,430	25,220

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

Management Fee

In accordance with the limited liability company agreements for Fund G, Landmark or its affiliates were paid a management fee for providing various services to the fund. Management fees totaled $0.2 million for the year ended December 31, 2016. Landmark’s right to receive this management fee had been terminated and will instead reimburse Landmark for certain general and administrative expenses incurred by Landmark pursuant to the omnibus agreement, subject to a cap, as described above. For the year ended December 31, 2016, financial information was retroactively adjusted to include management fees of $0.2 million incurred by Fund G during the period prior to the acquisition by the Partnership.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to (i) 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016 and 2017 secured notes and (ii) 0.5% of operating revenue for the 4.38% senior secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $53,685, $18,451 and $10,215 of Secured Tenant Site Assets’ management fees during the years ended December 31, 2018, 2017 and 2016, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the year ended December 31, 2018, the unconsolidated JV incurred $0.1 million of management fees and included in capital contributions from Sponsor on the Consolidated and Combined Statement of Equity and Mezzanine Equity.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We may pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of December 31, 2018 and 2017, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of December 31, 2018 and 2017, the Partnership incurred zero and $0.2 million in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the quarterly distributions for the three months ended September 30, 2018 and December 31, 2018 totaling $0.4 million, which is treated as a deemed contribution in the consolidated and combined statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the years ended December 31, 2018, 2017 and 2016, we paid $0.4 million, $0.5 million and $0.1 million of incentive distribution rights, respectively.

Due from Affiliates

At December 31, 2018 and 2017, the General Partner and affiliates owed $1.4 million and $0.6 million, respectively, to the Partnership primarily for the indemnification related to certain assets, general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

16. Segment Information

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

The statements of operations for the reportable segments are as follows:

For the year ended December 31, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$37,879	$18,820	$8,066	$—	$64,765
Expenses
Property operating	258	681	208	—	1,147
General and administrative	—	—	—	4,731	4,731
Acquisition-related	—	—	—	3,287	3,287
Amortization	11,902	3,578	672	—	16,152
Impairments	1,169	390	—	—	1,559
Total expenses	13,329	4,649	880	8,018	26,876
Total other income and expenses	105,479	242	811	(28,373)	78,159
Income (loss) before income tax expense	130,029	14,413	7,997	(36,391)	116,048
Income tax expense	—	—	—	227	227
Net income (loss)	$130,029	$14,413	$7,997	$(36,618)	$115,821

For the year ended December 31, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$33,456	$11,367	$7,802	$—	$52,625
Expenses
Property operating	22	228	144	—	394
General and administrative	—	—	—	5,286	5,286
Acquisition-related	22	230	—	1,035	1,287
Amortization	10,898	2,070	569	—	13,537
Impairments	645	203	—	—	848
Total expenses	11,587	2,731	713	6,321	21,352
Total other income and expenses	698	144	740	(16,724)	(15,142)
Income (loss) before income tax benefit	22,567	8,780	7,829	(23,045)	16,131
Income tax benefit	—	—	—	(3,145)	(3,145)
Net income (loss)	$22,567	$8,780	$7,829	$(19,900)	$19,276

For the year ended December 31, 2016 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$30,440	$8,176	$2,555	$—	$41,171
Expenses
Management fees to affiliate	112	83	1	—	196
Property operating	62	29	16	—	107
General and administrative	—	—	—	3,755	3,755
Acquisition-related	244	52	25	2,585	2,906
Amortization	9,649	1,247	295	—	11,191
Impairments	1,130	145	—	—	1,275
Total expenses	11,197	1,556	337	6,340	19,430
Total other income and expenses	1,067	—	532	(13,419)	(11,820)
Net income (loss)	$20,310	$6,620	$2,750	$(19,759)	$9,921

The Partnership’s total assets by segment were (in thousands):

	December 31,
	2018	2017
Segments
Wireless communication	$433,254	$440,139
Outdoor advertising	216,326	175,825
Renewable power generation	112,338	111,482
Corporate assets	24,695	40,553
Total assets	$786,613	$767,999

The following table represents the Partnership’s rental revenues by country (in thousands):

	December 31,
	2018	2017	2016
Country
United States	$60,441	$51,144	$41,042
United Kingdom	3,356	814	—
Australia	910	614	66
Canada	58	53	63
Total rental revenue	$64,765	$52,625	$41,171

The following table represents the Partnership’s total assets by country (in thousands):

	December 31,
	2018	2017
Country
United States	$720,331	$729,109
United Kingdom	53,850	30,391
Australia	11,830	7,938
Canada	602	561
Total assets	$786,613	$767,999

17. Commitments and Contingencies

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

As of December 31, 2018, the Partnership had approximately $69.1 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

18. Tenant Concentration

For the years ended December 31, 2018, 2017 and 2016, the Partnership had the following tenant revenue concentrations:

	Year Ended December 31,
Tenant	2018	2017	2016
Clear Channel Outdoor	11.6%	8.8%	5.8%
T-Mobile	9.6%	11.7%	13.8%
AT&T Mobility	9.3%	11.0%	12.6%
Sprint	7.8%	9.5%	11.4%
Crown Castle	7.7%	9.2%	10.3%
Verizon	7.5%	8.9%	9.7%

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

19. Income Taxes

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

Income before income tax benefit by geographic area is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$116,045	$15,259	$10,554
Foreign	3	872	(633)
Total	$116,048	$16,131	$9,921

For the years ended December 31, 2018 and 2017, income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current
Domestic	$(10)	$—
Foreign	15	70
Deferred
Domestic	370	(3,215)
Foreign	(148)	—
Income tax expense (benefit)	$227	$(3,145)

For the year ended December 31, 2016, income tax expense (benefit) was zero.

The statutory federal income tax rate is 21 percent for the year ended December 31, 2018 and 34 percent for the years ended December 31, 2017 and 2016 and the foreign income tax rates range from 15 percent to 39 percent.  The difference between income tax benefit recorded by us and income taxes computed by applying the statutory corporate income tax rates to income before income tax benefit is due to the fact that the majority of our income is not subject to federal, state and foreign income tax as described above.

Reconciliation between the U.S. statutory rate and the effective rate from income before income tax benefit is as follows:

	Year Ended December 31,
	2018	2017
Statutory tax rate	21%	34%
Adjustment to reflect MLP/REIT status	(21)%	(29)%
Valuation allowance	—%	(32)%
Change in tax law	—%	9%
Other	—%	(1)%
Effective tax rate	—%	(19)%

Deferred income taxes are recorded based on temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and operating loss carry forwards. Asset OpCo and foreign subsidiaries routinely assesses its ability to realize its deferred tax assets. If an entity concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance.

The consolidated domestic and foreign deferred tax asset was $3.0 million for the year ended December 31, 2018. In the domestic and foreign jurisdictions, we believe it is more likely than not that the deferred tax assets will be realized and does not currently have a valuation allowance. The deferred tax assets primarily relate to difference between book and tax bases of assets and net operating losses.

Asset OpCo generated a domestic NOL, including federal and various states, of $0.4 million, resulting in a deferred tax asset before valuation allowance of $0.1 million for the year ended December 31, 2018. Some federal NOL carryforwards begin to expire in 2035 and certain NOLs carryforward indefinitely.

The foreign subsidiaries generated an NOL of $0.4 million, resulting in a deferred tax asset before valuation allowance of $0.1 million for the year ended December 31, 2018. The foreign NOLs carryforward indefinitely.

During the year ended December 31, 2018, we recorded an immaterial liability for unrecognized tax benefits. We did not have any significant interest and penalties related to income taxes during the year ended December 31, 2018.

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

As of December 31, 2017 and 2016, we had no liability reported for unrecognized tax benefits. We did not have any significant interest or penalties related to income taxes during the years ended December 31, 2017 and 2016.

20. Supplemental Cash Flow Information

Noncash activities for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Capital contributions from Sponsor	$1,733	$491	$545
Purchase price for acquisitions included in due to Landmark and affiliates	436	196	217
Issuance of common units for Acquired Funds	27,342	3,492	64,664
Unit Exchange Program acquisitions	7,582	3,816	2,639
Fair value adjustment of investments in receivables	—	—	239
Distributions payable to preferred unitholders	1,710	1,296	800
Offering costs included in accounts payable and accrued liabilities	—	—	165
Deferred loan costs included in accounts payable and accrued liabilities	—	285	235
Purchase price for acquisitions and development activities included in accounts payable	2,878	642	405
Investment in unconsolidated joint venture	(65,611)	—	—
Total assets contributed to unconsolidated joint venture	157,045	—	—
Total liabilities contributed to unconsolidated joint venture	(125,888)	—	—
Deemed contribution by the General Partner	394	—	—
Deemed distribution to the General Partner	(394)	—	—

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash paid for interest	$20,882	$15,797	$12,349
Capitalized interest	759	48	—
Income taxes paid	76	28	21

21. Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except unit data). Quarterly financial information has been retroactively adjusted for transactions between entities under common control.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$15,695	$16,796	$17,560	$14,714
Net income (loss)	6,741	6,105	105,147	(2,172)
Less: Net income attributable to noncontrolling interest	4	8	8	7
Net income (loss) attributable to limited partners	6,737	6,097	105,139	(2,179)
Net income (loss) per common and subordinated unit
Common units – basic	0.21	0.12	4.06	(0.21)
Common units – diluted	0.19	0.12	3.71	(0.21)
Subordinated units – basic and diluted	(0.19)	—	—	—
Cash distribution declared per unit	0.3675	0.3675	0.3675	0.3675

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$11,841	$12,803	$13,499	$14,482
Net income	3,527	2,677	3,798	9,274
Less: Net income attributable to noncontrolling interest	3	4	4	8
Net income attributable to limited partners	3,524	2,673	3,794	9,266
Net income per common and subordinated unit
Common units – basic	0.09	0.05	0.08	0.31
Common units – diluted	0.09	0.05	0.08	0.31
Subordinated units – basic and diluted	0.09	0.05	0.08	0.28
Cash distribution declared per unit	0.3525	0.3550	0.3575	0.3675

22. Subsequent Events

On January 4, 2019, the Partnership completed the sale of one of its real property interests held for sale as of December 31, 2018 for total consideration of $13.5 million.

On January 30, 2019, the Partnership amended its Omnibus Agreement to modify the quarterly cap on the general and administrative reimbursement to 3% revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021.

Landmark Infrastructure Partners LP

Schedule III – Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2018

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2018(1)
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Depreciation(2)	Acquired
Wireless Communication	Mound House, NV	$—	$100	$—	$100	$100	$—	$100	$—	2012
Wireless Communication	Las Vegas, NV	—	536	—	536	536	—	536	—	2012
Wireless Communication	Tombstone, AZ	—	594	—	594	594	—	594	—	2012
Outdoor Advertising	Rosemont, IL	—	971	—	971	971	—	971	—	2013
Outdoor Advertising	Gary, IN	—	119	—	119	119	—	119	—	2013
Wireless Communication	Walnut Creek, CA	—	705	—	705	705	—	705	—	2013
Wireless Communication	Los Angeles, CA	—	331	—	331	331	—	331	—	2013
Outdoor Advertising	Largo, FL	—	168	—	168	168	—	168	—	2014
Outdoor Advertising	Grand Prairie, TX	—	301	—	301	301	—	301	—	2014
Outdoor Advertising	Terrell, TX	—	48	—	48	48	—	48	—	2014
Outdoor Advertising	Phoenix, AZ	—	321	—	321	321	—	321	—	2014
Outdoor Advertising	Houston, TX	—	258	—	258	258	—	258	—	2014
Outdoor Advertising	Saint Petersburg, FL	—	200	—	200	200	—	200	—	2014
Outdoor Advertising	Vadnais Heights, MN	—	390	—	390	390	—	390	—	2014
Outdoor Advertising	West Palm Beach, FL	—	94	—	94	94	—	94	—	2014
Outdoor Advertising	West Palm Beach, FL	—	107	—	107	107	—	107	—	2014
Wireless Communication	Orlando, FL	—	531	—	531	531	—	531	—	2014
Outdoor Advertising	Chattanooga, TN	—	73	—	73	73	—	73	—	2014
Outdoor Advertising	Monroe, MI	—	447	—	447	447	—	447	—	2014
Outdoor Advertising	Mary Esther, FL	—	22	—	22	22	—	22	—	2015
Renewable Power Generation	West Deptford, NJ	—	1,813	—	1,813	1,813	—	1,813	—	2015
Wireless Communication	Mary Esther, FL	—	262	—	262	262	—	262	—	2015
Wireless Communication	Milwaukee, WI	—	273	—	273	273	—	273	—	2015
Renewable Power Generation	West Chicago, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Renewable Power Generation	Joliet, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Outdoor Advertising	Phoenix, AZ	—	325	—	325	325	—	325	—	2015
Renewable Power Generation	Hubbardston, MA	—	1,229	—	1,229	1,229	—	1,229	—	2015
Outdoor Advertising	London, UK	—	3,566	—	3,566	3,566	—	3,566	—	2016
Renewable Power Generation	Valley Center, CA	—	880	—	880	880	—	880	—	2016
Outdoor Advertising	Homebush West, New South Wales	—	478	—	478	478	—	478	—	2016
Outdoor Advertising	Golden Square, Victoria	—	246	—	246	246	—	246	—	2016
Outdoor Advertising	Forbes, New South Wales	—	30	—	30	30	—	30	—	2016
Renewable Power Generation	Rosamond, CA	—	3,215	—	3,215	3,215	—	3,215	—	2016
Renewable Power Generation	Rosamond, CA	—	41,505	—	41,505	41,505	—	41,505	—	2016
Renewable Power Generation	Rosamond, CA	—	14,136	—	14,136	14,136	—	14,136	—	2016
Renewable Power Generation	Leemore, CA	—	11,267	—	11,267	11,267	—	11,267	—	2016
Renewable Power Generation	Jacksonville, FL	—	731	—	731	731	—	731	—	2016
Renewable Power Generation	Florence Township, NJ	—	2,200	—	2,200	2,200	—	2,200	—	2017
Wireless Communication	Appleton, WI	—	594	—	594	594	—	594	—	2017
Outdoor Advertising	Glasgow, UK	—	3,769	—	3,769	3,769	—	3,769	—	2017
Outdoor Advertising	Salford, UK	—	263	—	263	263	—	263	—	2017
Wireless Communication	Encounter Bay, South Australia	—	255	—	255	255	—	255	—	2017

Outdoor Advertising	Leeds, UK	—	500	—	500	500	—	500	—	2017
Outdoor Advertising	Leeds, UK	—	2,477	—	2,477	2,477	—	2,477	—	2017
Outdoor Advertising	London, UK	—	3,205	—	3,205	3,205	—	3,205	—	2017
Renewable Power Generation	Pemberton, NJ	—	1,092	—	1,092	1,092	—	1,092	—	2017
Outdoor Advertising	Liverpool, UK	—	648	—	648	648	—	648	—	2017
Outdoor Advertising	Barnet, UK	—	480	—	480	480	—	480	—	2017
Outdoor Advertising	Bristol, UK	—	5,556	—	5,556	5,556	—	5,556	—	2017
Wireless Communication	Austin, TX	—	745	3,701	4,446	745	3,701	4,446	(97)	2017
Wireless Communication	Charlotte, NC	—	106	393	499	106	393	499	(10)	2017
Wireless Communication	Mars Hill, NC	—	117	—	117	117	—	117	—	2017
Renewable Power Generation	Ringoes, NJ	—	2,113	—	2,113	2,113	—	2,113	—	2017
Renewable Power Generation	Tehachapi, CA	—	—	1,060	1,060	—	1,060	1,060	(36)	2017
Outdoor Advertising	Orlando, FL	—	180	—	180	180	—	180	—	2018
Outdoor Advertising	Boston, MA	—	480	—	480	480	—	480	—	2018
Outdoor Advertising	Dallas, TX	—	455	—	455	455	—	455	—	2018
Outdoor Advertising	Lithonia, GA	—	184	—	184	184	—	184	—	2018
Outdoor Advertising	Tampa, FL	—	248	—	248	248	—	248	—	2018
Outdoor Advertising	Manchester, UK	—	170	—	170	170	—	170	—	2018
Outdoor Advertising	Wallangarra, Queensland	—	24	—	24	24	—	24	—	2018
Outdoor Advertising	Capalaba, Queensland	—	473	—	473	473	—	473	—	2018
Outdoor Advertising	Liverpool, UK	—	117	—	117	117	—	117	—	2018
Outdoor Advertising	Edinburgh, UK	—	113	—	113	113	—	113	—	2018
Outdoor Advertising	Cardiff, UK	—	3,141	—	3,141	3,141	—	3,141	—	2018
Outdoor Advertising	Manchester, UK	—	68	—	68	68	—	68	—	2018
Outdoor Advertising	Barrow-in-Furness, UK	—	84	—	84	84	—	84	—	2018
Outdoor Advertising	Milsons Point, New South Wales	—	3,523	—	3,523	3,523	—	3,523	—	2018
Outdoor Advertising	Stockton-On-Tees, UK	—	46	—	46	46	—	46	—	2018
Outdoor Advertising	Brighton, MI	—	64	—	64	64	—	64	—	2018
Wireless Communication	Omaha, NE	—	2,661	11,895	14,556	2,661	11,895	14,556	(236)	2018
Wireless Communication	Hartland, WI	—	1,250	18,110	19,360	1,250	18,110	19,360	(244)	2018
Wireless Communication	Wiley Park, New South Wales	—	337	—	337	337	—	337	—	2018
Outdoor Advertising	Birkenhead, England	—	16	—	16	16	—	16	—	2018
Outdoor Advertising	Birmingham, England	—	17	—	17	17	—	17	—	2018
Outdoor Advertising	Glasgow, UK	—	34	—	34	34	—	34	—	2018
Outdoor Advertising	Barrhead, England	—	19	—	19	19	—	19	—	2018
Outdoor Advertising	Manchester, UK	—	45	—	45	45	—	45	—	2018
Outdoor Advertising	Stretford, England	—	26	—	26	26	—	26	—	2018
Outdoor Advertising	Barnsley, England	—	106	—	106	106	—	106	—	2018
Wireless Communication	Franklin, MA	—	1,478	—	1,478	1,478	—	1,478	—	2018
Outdoor Advertising	London, UK	—	1	—	1	1	—	1	—	2018
	Total	$—	$128,302	$35,159	$163,461	$128,302	$35,159	$163,461	$(623)

(1)	The aggregate cost of real estate for federal income tax purposes is $221.5 million (unaudited).
(2)	The Partnership computes depreciation using the straight-line method over 40 years for building and improvements.

A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Real estate:
Balances at beginning of year	$119,539	$88,845	$12,887
Acquisitions of real estate	52,290	30,305	75,958
Sales and transfers to assets held for sale	(7,044)	—	—
Other (1)	(1,324)	389	—
Balances at end of year	$163,461	$119,539	$88,845
Accumulated depreciation:
Balances at beginning of year	$13	$—	$—
Depreciation expense	681	13	—
Sales and transfers to assets held for sale	(71)	—	—
Balances at end of year	$623	$13	$—

(1)	Represents impact of foreign exchange translation.