Form 10-Q
period 2019-03-31
Landmark Infrastructure Partners LP
filed 2019-05-01
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36735

Landmark Infrastructure Partners LP

(Exact name of registrant as specified in its charter)

Delaware	61-1742322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Continental Blvd., Suite 500
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

The registrant had 25,338,432 common units outstanding at April 26, 2019.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	March 31, 2019	December 31, 2018
Assets
Land	$131,731	$128,302
Real property interests	509,369	517,423
Construction in progress	35,456	29,556
Total land and real property interests	676,556	675,281
Accumulated amortization real property interests	(40,926)	(39,069)
Land and net real property interests	635,630	636,212
Investments in receivables, net	9,611	18,348
Investment in unconsolidated joint venture	64,133	65,670
Cash and cash equivalents	6,034	4,108
Restricted cash	4,994	3,672
Rent receivables, net	5,194	4,292
Due from Landmark and affiliates	2,584	1,390
Deferred loan costs, net	5,350	5,552
Deferred rent receivable	5,254	5,251
Derivative assets	2,432	4,590
Other intangible assets, net	20,485	20,839
Assets held for sale (AHFS)	20,448	7,846
Right of use asset, net	7,495	—
Other assets	9,470	8,843
Total assets	$799,114	$786,613
Liabilities and equity
Revolving credit facility	$165,000	$155,000
Secured notes, net	222,752	223,685
Accounts payable and accrued liabilities	5,173	7,435
Other intangible liabilities, net	8,733	9,291
Liabilities associated with AHFS	180	397
Lease liability	7,525	—
Prepaid rent	5,884	5,418
Derivative liabilities	1,019	402
Total liabilities	416,266	401,628
Commitments and contingencies (Note 15)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 2,000,000 and zero units issued and outstanding at March 31, 2019 and December 31, 2018, respectively	47,664	47,308
Equity
Series A cumulative redeemable preferred units, 1,593,149 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively	37,207	37,207
Series B cumulative redeemable preferred units, 2,463,015 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively	58,936	58,936
Common units, 25,338,432 and 25,327,801 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively	405,731	411,158
General Partner	(165,828)	(167,019)
Accumulated other comprehensive income	(1,063)	(2,806)
Total partners' equity	334,983	337,476
Noncontrolling interests	201	201
Total equity	335,184	337,677
Total liabilities, mezzanine equity and equity	$799,114	$786,613

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Revenue
Rental revenue	$14,393	$15,695
Expenses
Property operating	665	286
General and administrative	1,478	1,699
Acquisition-related	127	185
Amortization	3,517	4,022
Impairments	204	—
Total expenses	5,991	6,192
Other income and expenses
Interest and other income	394	438
Interest expense	(4,488)	(6,272)
Unrealized gain (loss) on derivatives	(2,762)	3,148
Equity loss from unconsolidated joint venture	(55)	—
Gain on sale of real property interests	5,862	—
Foreign currency transaction loss	(21)	—
Total other income and expenses	(1,070)	(2,686)
Income before income tax expense	7,332	6,817
Income tax expense	122	76
Net income	7,210	6,741
Less: Net income attributable to noncontrolling interest	8	4
Net income attributable to limited partners	7,202	6,737
Less: Distributions declared to preferred unitholders	(2,894)	(1,944)
Less: General partner's incentive distribution rights	(197)	(195)
Less: Accretion of Series C preferred units	(356)	—
Net income attributable to common and subordinated unitholders	$3,755	$4,598
Net income (loss) per common and subordinated unit
Common units – basic	$0.15	$0.21
Common units – diluted	$0.15	$0.19
Subordinated units – basic and diluted	$—	$(0.19)
Weighted average common and subordinated units outstanding
Common units – basic	25,338	22,996
Common units – diluted	25,338	24,564
Subordinated units – basic and diluted	—	1,568
Cash distributions declared per common and subordinated unit	$0.3675	$0.3675

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$7,210	$6,741
Other comprehensive income:
Foreign currency translation adjustment	1,743	1,038
Other comprehensive income	1,743	1,038
Comprehensive income	8,953	7,779
Less: Comprehensive income attributable to noncontrolling interest	8	4
Comprehensive income attributable to limited partners	$8,945	$7,775

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,038	—	1,038	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	—
Issuance of Common Units, net	1,721	—	—	—	30,926	—	—	—	—	—	—	30,926	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(7,959)	(1,152)	(768)	(1,176)	(302)	—	(4)	(11,361)	—
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	1,202	—	—	1,202	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income	—	—	—	—	4,901	(303)	768	1,176	195	—	4	6,741	—
Balance as of March 31, 2018	25,006	—	1,593	2,463	$334,651	$—	$37,207	$58,936	$(169,818)	$2,006	$201	$263,183	$—

Balance as of December 31, 2018	25,328	—	1,593	2,463	$411,158	$—	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,743	—	1,743	—
Distributions	—	—	—	—	(9,312)	—	(788)	(1,189)	(197)	—	(8)	(11,494)	(917)
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	994	—	—	994	—
Other deemed contributions	—	—	—	—	—	—	—	—	197	—	—	197	—
Unit-based compensation	10	—	—	—	130	—	—	—	—	—	—	130	—
Net income	—	—	—	—	3,755	—	788	1,189	197	—	8	5,937	1,273
Balance as of March 31, 2019	25,338	—	1,593	2,463	$405,731	$—	$37,207	$58,936	$(165,828)	$(1,063)	$201	$335,184	$47,664

See accompanying notes to consolidated financial statements

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$7,210	$6,741
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	130	70
Unrealized (gain) loss on derivatives	2,762	(3,148)
Amortization expense	3,517	4,022
Amortization of above- and below- market lease	(224)	(328)
Amortization of deferred loan costs	665	798
Amortization of discount on secured notes	93	93
Receivables interest accretion	(3)	—
Impairments	204	—
Gain on sale of real property interests	(5,862)	—
Allowance for doubtful accounts	5	(10)
Equity loss from unconsolidated joint venture	55	—
Return on investment in unconsolidated joint venture	1,482	—
Foreign currency transaction loss	21	—
Changes in operating assets and liabilities:
Rent receivables, net	(899)	107
Accounts payable and accrued liabilities	(416)	743
Deferred rent	110	81
Prepaid rent	466	1,728
Due from Landmark and affiliates	(598)	1,126
Other assets	(551)	(343)
Net cash provided by operating activities	8,167	11,680
Investing activities
Acquisition of land	(3,346)	(6,931)
Acquisition of real property interests and development activities	(12,159)	(27,309)
Proceeds from sale of real property interests	13,385	—
Repayments of receivables	150	299
Net cash used in investing activities	(1,970)	(33,941)
Financing activities
Proceeds from the issuance of Common Units, net	—	437
Proceeds from the issuance of Preferred Units, net	—	603
Proceeds from revolving credit facility	10,000	40,000
Principal payments on secured notes	(1,361)	(969)
Deferred loan costs	(128)	(253)
Capital contribution to fund general and administrative expense reimbursement	764	491
Distributions to preferred unitholders	(2,919)	(1,996)
Distributions to common and subordinated unitholders	(9,312)	(9,413)
Distributions to non-controlling interests	(8)	(4)
Consideration associated with Drop-down Acquisitions	—	(20,394)
Net cash provided by (used in) financing activities	(2,964)	8,502
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	15	21
Net increase (decrease) in cash, cash equivalents and restricted cash	3,248	(13,738)
Cash, cash equivalents and restricted cash at beginning of the period	7,780	27,860
Cash, cash equivalents and restricted cash at end of the period	$11,028	$14,122

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”) , which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of March 31, 2019, the Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three months ended March 31, 2019 and 2018 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All references to tenant sites are unaudited.

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

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”) and our foreign subsidiaries. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Asset OpCo and certain foreign wholly owned subsidiaries of the Partnership conduct certain activities in international locations that generate taxable income and will be treated as taxable entities. Additionally, our consolidated REIT subsidiary, Landmark Infrastructure Inc., a Delaware corporation, files as a corporation for U.S. federal income tax purposes. The REIT Subsidiary has elected to be treated as a REIT and we believe that it has operated in a manner that has allowed the REIT Subsidiary to qualify as a REIT for federal income tax purposes, and the REIT Subsidiary intends to continue operating in such manner. If the REIT Subsidiary fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions, all of its taxable income would be subject to federal income tax at regular corporate rates. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions.

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the three months ended March 31, 2019.

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standard Codification. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are not expected to have a material impact on its consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and aligning it with the accounting for share-based payments to employees, with certain exceptions. Equity–classified share–based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. ASU 2018-07 is effective for fiscal periods beginning after December 15, 2018, with early adoption permitted. The Partnership adopted the guidance as of January 1, 2019 and determined to not have a significant impact on the consolidated financial statements.

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

The Partnership adopted the guidance as of January 1, 2019. We elected to adopt the following practical expedients provided by these ASUs:

•

Package of practical expedients – requires us to not reevaluate our existing or expired leases as of January 1, 2019, under the new lease accounting ASUs. The election of the package of practical expedients allowed us to not reassess whether any expired or existing contracts are or contain leases and not reassess lease classification for any expired or existing leases that commenced prior to January 1, 2019. The package of practical expedients also allowed an entity to not reassess initial direct costs for any existing leases. The Partnership has not incurred such initial direct costs for leases. Consequently, the adoption of the new lease ASUs had no effect on our accounting of initial direct cost on January 1, 2019.

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

•

Short-term leases practical expedient – for our operating leases with a term of 12 months or less in which we are the lessee, this expedient requires us to not record on our balance sheets related lease liabilities and right-of-use assets.

While most of our leases are and will continue to be classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of leases that have recurring ground lease rental payments. We applied the modified retrospective transition method and practical expedients mentioned above to all leases existing at January 1, 2019. The adoption of ASC 842 resulted in the recognition of right-of-use assets and lease liabilities on the Consolidated Balance Sheets on January 1, 2019 for such operating leases of $7.6 million, based on the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We used a discount rate of approximately 4.5%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The ASUs did not significantly effect the calculations of our debt covenants.

The following table represents the future minimum ground lease payments at March 31, 2019 (in thousands).

2019 (nine months)	$333
2020	452
2021	462
2022	472
2023	482
Thereafter	11,638
Total	$13,839

3. Acquisitions

Drop-down Acquisitions

During the three months ended March 31, 2018, the Partnership completed one drop-down acquisition from our Sponsor and affiliates (referred to as the “Drop-down Acquisition”). Certain real property interests included in the Drop-down Acquisition completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”). The following table presents the Drop-down Acquisition completed by the Partnership during 2018:

		Number of Tenant Sites				Consideration (in millions)
Acquisition Date	Source	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Borrowings and Available Cash	Common Units	Total
January 18, 2018	Fund H	30	90	7	127	$32.6	$27.3	$59.9
2018 Acquisitions		30	90	7	127	$32.6	$27.3	$59.9

The Drop-down Acquisition is a transfer of net assets between entities under common control as the acquisition does not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets has been allocated to the General Partner. During the three months ended March 31, 2018, the difference between the total consideration of $59.9 million and the net carrying value of $39.5 million, was allocated to the General Partner.

Third Party Acquisitions

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Partnership completed various direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the three months ended March 31, 2019 and the year ended December 31, 2018:

	No. of Tenant Sites				Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Borrowings and Available Cash	Common Units	Total
First Quarter
International	—	104	—	104	$6.0	$—	$6.0
2019 Total	—	104	—	104	$6.0	$—	$6.0
First Quarter
UEP	5	1	—	6	$—	$3.2	$3.2
Domestic	15	12	—	27	21.3	—	21.3
Total	20	13	—	33	$21.3	$3.2	$24.5
Second Quarter
International	—	8	—	8	$7.3	$—	$7.3
UEP	7	1	—	8	0.6	1.8	2.4
Domestic	3	1	—	4	21.5	—	21.5
Total	10	10	—	20	$29.4	$1.8	$31.2
Third Quarter
International	2	12	—	14	$14.2	$—	$14.2
UEP	10	—	—	10	0.9	1.8	2.7
Domestic	2	11	—	13	2.0	—	2.0
Total	14	23	—	37	$17.1	$1.8	$18.9
Fourth Quarter
International	—	8	—	8	$0.2	$—	$0.2
UEP	4	—	—	4	—	0.9	0.9
Domestic	1	1	—	2	0.1	—	0.1
Total	5	9	—	14	$0.3	$0.9	$1.2
2018 Total	49	55	—	104	$68.1	$7.7	$75.8

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	March 31, 2019	December 31, 2018
Land	$131,731	$128,302
Real property interests – perpetual	104,518	101,343
Real property interests – finite life	404,851	416,080
Construction in progress	35,456	29,556
Total land and real property interests	676,556	675,281
Accumulated amortization of real property interests	(40,926)	(39,069)
Land and net real property interests	$635,630	$636,212

On January 4, 2019, the Partnership completed the sale of its real property interest held for sale as of December 31, 2018 for total consideration of $13.5 million. We recognized a gain on sale of real property interest of $5.9 million upon completion of the sale.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. During the year ended December 31, 2018, the Partnership completed construction on four FlexGridTM infrastructure sites totaling $1.5 million. As of March 31, 2019 and December 31, 2018, the Partnership’s $35.5 million and $29.6 million, respectively, of construction in progress primarily related to the construction of the FlexGridTM solution and other projects.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of March 31, 2019, the consolidated joint venture had 139 tenant sites and one investment in receivable with total net book value of $54.9 million. During the three months ended March 31, 2019 and 2018, the consolidated joint venture generated rental revenue of $1.2 million and $0.6 million, respectively.

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

The following table summarizes final allocations for acquisitions during the three months ended March 31, 2019 and the year ended December 31, 2018 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2019	$2,330	$3,640	$248	$76	$(23)	$6,271
2018	16,646	91,314	7,939	1,309	(2,031)	115,177

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of March 31, 2019, are as follows (in thousands):

2019 (nine months)	$8,841
2020	11,068
2021	10,451
2022	10,087
2023	9,989
Thereafter	313,489
Total	$363,925

The weighted average remaining amortization period for non‑perpetual real property interests is 42 years as of March 31, 2019.

During the three months ended March 31, 2019, two of the Partnership’s real property interests were impaired and recognized impairment charges totaling $0.2 million. The carrying value of each real property interest was determined to have a fair value of zero. There was no impairment during the three months ended March 31, 2018.

In March 2019, the Partnership entered into a plan to sell certain real property interests and investments in receivables. The Partnership determined that the sale did not meet the criteria for discontinued operations presentation as the plan to sell did not represent a strategic shift that would have a major effect on its operations and financial results. As a result of this classification, the assets and liabilities were separately presented as AHFS and liabilities associated with AHFS in the consolidated balance sheet as of March 31, 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

	March 31, 2019	December 31, 2018
Land	$416	$1,286
Real property interests, net	11,626	5,566
Investments in receivables, net	8,331	—
Other intangible assets, net	75	994
AHFS	$20,448	$7,846
Other intangible liabilities, net	$180	$397
Liabilities associated with AHFS	$180	$397

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	March 31, 2019	December 31, 2018
Acquired in-place lease
Gross amount	$23,369	$23,261
Accumulated amortization	(6,597)	(6,237)
Net amount	$16,772	$17,024
Acquired above-market leases
Gross amount	$6,619	$6,542
Accumulated amortization	(2,906)	(2,727)
Net amount	$3,713	$3,815
Total other intangible assets, net	$20,485	$20,839
Acquired below-market leases
Gross amount	$(16,784)	$(17,097)
Accumulated amortization	8,051	7,806
Total other intangible liabilities, net	$(8,733)	$(9,291)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.2 million and $0.3 million as an increase to rental revenue for the three months ended March 31, 2019 and 2018, respectively. We recorded amortization of in‑place lease intangibles of $0.5 million as amortization expense for the three months ended March 31, 2019 and 2018, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2019 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2019 (nine months)	$1,315	$526	$(1,157)
2020	1,640	534	(1,499)
2021	1,578	428	(1,372)
2022	1,483	346	(1,249)
2023	1,207	310	(806)
Thereafter	9,549	1,569	(2,650)
Total	$16,772	$3,713	$(8,733)

6. Investments in Receivables

Investments in receivables include financing arrangements and management agreements whereby we purchased the right to receive a portion of a rental payment under a contract but are not a party to the lease and do not have a real property interest. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and included in investments in receivables in our financial statements. Investments in receivables also include arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. These cash flow financing arrangements are accounted for as receivables in our consolidated financial statements.

Transfer of investments in receivables from the Sponsor and affiliates to the Partnership, which met the conditions to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing, were recorded at their estimated fair value. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. In connection with the Drop-down Acquisition from our Sponsor and affiliates, the Partnership acquired additional investments in receivables that were recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14%.

Interest income recognized on the receivables totaled $0.4 million for the three months ended March 31, 2019 and 2018, respectively. In March 2019, the Partnership entered into a plan to sell certain real property interests and investments in receivables. The Partnership determined that the sale did not meet the criteria for discontinued operations presentation as the plan to sell did not represent a strategic shift that would have a major effect on its operations and financial results. As a result of this classification, the assets and liabilities were separately presented as AHFS and liabilities associated with AHFS in the consolidated balance sheet as of March 31, 2019.

The following table reflects the activity in investments in receivables (in thousands):

	March 31, 2019	December 31, 2018
Investments in receivables – beginning	$18,348	$20,782
Impairments	—	(785)
Sales	—	(350)
Transfers	(8,661)	—
Repayments	(150)	(1,108)
Interest accretion	3	3
Foreign currency translation adjustment	71	(194)
Investments in receivables – ending	$9,611	$18,348

Annual amounts due as of March 31, 2019, are as follows (in thousands):

2019 (nine months)	$1,001
2020	1,297
2021	1,345
2022	1,463
2023	1,570
Thereafter	12,017
Total	$18,693
Interest	$9,082
Principal	9,611
Total	$18,693

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	March 31, 2019	December 31, 2018
Total assets	$259,707	$263,228

Total liabilities	127,997	128,448
Total equity	131,710	134,780
Total liabilities and equity	$259,707	$263,228

The following table summarizes financial information for the unconsolidated JV during the three months ended March 31, 2019 (in thousands):

Rental revenue	$3,507
Net loss	(109)
Partnership's share in losses	(55)
Distributions received by the Partnership	1,482

8. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	March 31, 2019	December 31, 2018
Revolving credit facility	November 15, 2023	$165,000	$155,000

4.38% senior secured notes	June 30, 2036	$42,058	$42,058
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	60,503	60,900
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	17,474	17,563
Series 2016-1 Class A 3.52%	June 1, 2021(2)	85,383	86,258
Series 2016-1 Class B 7.02%	June 1, 2021(2)	25,100	25,100
Secured Notes		230,518	231,879
Discount on Secured Notes		(1,361)	(1,454)
Deferred loan costs		(6,405)	(6,740)
Secured Notes, net		$222,752	$223,685

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of March 31, 2019 the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of March 31, 2019, the applicable annual commitment rate used was 0.175%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of March 31, 2019, $165 million was outstanding and there was $285 million of undrawn borrowing capacity, subject to compliance with certain financial covenants. As of March 31, 2019, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of March 31, 2019, $5.0 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0 for the 2017 Secured Notes and 2016 Secured Notes, respectively and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of March 31, 2019, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of March 31, 2019, are as follows (in thousands):

2019 (nine months)	$6,845
2020	10,313
2021 (1)	108,013
2022	72,598
2023	2,714
Thereafter (1)	30,035
Total	$230,518

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $4.5 million and $6.3 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the Partnership had interest payable of $1.0 million and $0.3 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.8 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

9. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Index	Date	Date	March 31, 2019	December 31, 2018
February 5, 2015	$25,000	1.29%	1-month USD LIBOR	4/13/2015	4/13/2019	$28	$102
August 24, 2015	50,000	1.74	1-month USD LIBOR	10/1/2015	10/1/2022	730	1,259
March 23, 2016	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	687	1,117
March 31, 2016	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	331	508
March 31, 2016	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	385	569
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	271	1,035
November 15, 2018	£38,000	1.49	1-month GBP LIBOR	11/30/2020	11/30/2025	(1,019)	(402)
						$1,413	$4,188

During the three months ended March 31, 2019 and 2018, the Partnership recorded a loss of $2.8 million and gain of $3.1 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated statements of operations. Additionally, during the three months ended March 31, 2019, the Partnership recognized less than $0.1 million of foreign currency transaction loss resulting from the changes in exchange rates as of March 31, 2019 affecting mark-to-market adjustments on our foreign currency interest rate swap agreement denominated in pound sterling.

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at March 31, 2019. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
February 5, 2015	4/13/2019	28	28	28	28
August 24, 2015	10/1/2022	1,532	(88)	2,318	(924)
March 23, 2016	12/24/2021	1,317	49	1,936	(601)
March 31, 2016	12/24/2021	583	77	830	(183)
March 31, 2016	4/13/2022	739	26	1,086	(339)
June 12, 2017	9/2/2024	1,479	(1,012)	2,671	(2,314)
November 15, 2018	11/30/2025	92	(2,374)	1,245	(3,691)

10. Equity

The table below summarizes changes in the number of units outstanding for the three months ended March 31, 2019 and 2018 (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance as of December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance under ATM Programs	27,830	—	24,747		—
Issuance under Unit Exchange Program	185,898	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance as of March 31, 2018	25,005,542	—	1,593,149	2,463,015	—

Balance as of December 31, 2018	25,327,801	—	1,593,149	2,463,015	2,000,000
Unit-based compensation	10,631	—	—	—	—
Balance as of March 31, 2019	25,338,432	—	1,593,149	2,463,015	2,000,000

Common Units

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3.  The net proceeds from sales under the Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the Common Unit ATM Program during the three months ended March 31, 2019 as the program expired on December 30, 2018. During the three months ended March 31, 2018, 27,830 Common Units were issued under the Common Unit ATM Program generating proceeds of approximately $0.5 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. No acquisitions were completed during the three months ended March 31, 2019 under the Unit Exchange Program. During the three months ended March 31, 2018, under the Unit Exchange Program, the Partnership completed an acquisition of six tenant sites in exchange for 185,898 Common Units, valued at approximately $3.2 million. As of March 31, 2019, we have 4,091,908, Common Units remaining available to be issued under the Unit Exchange Program.

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

Preferred Units

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “Series A Preferred Unit ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $40.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series A Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series A Preferred Units were issued under the Series A Preferred Unit ATM Program during the three months ended March 31, 2019 as the program expired on December 30, 2018. During the three months ended March 31, 2018, the Partnership issued 24,747 Series A Preferred Units under our Series A Preferred Unit ATM Program, generating proceeds of approximately $0.6 million before issuance costs, respectively.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program” and together with the Series A Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the three months ended March 31, 2019 and 2018. As of March 31, 2019, we have $34.4 million remaining available to be issued under the Series B Preferred Unit ATM Program.

Mezzanine Equity

On April 2, 2018, the Partnership completed a public offering of 2,000,000 Series C Floating-to-Fixed Rate Cumulative Perpetual Redeemable Convertible Preferred Units (“Series C Preferred Units” and together with the Series A Preferred Units and Series B Preferred Units the “Preferred Units”), representing limited partner interest in the Partnership, at a price of $25.00 per unit. We received net proceeds of approximately $47.5 million after deducting underwriters’ discounts and offering expenses paid by us of $2.5 million. We used substantially all net proceeds to repay a portion of the borrowings under our revolving credit facility. In connection with the closing of the Series C Preferred Units offering, the Partnership executed the Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (the “Amended Partnership Agreement”) for the purpose of defining the preferences, rights, powers and duties of holders of the Series C Preferred Units.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units balances and accreted up to the redemption value.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
March 31, 2018	April 19, 2018	May 15, 2018	$0.3675	$9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
March 31, 2019 (1)	April 19, 2019	May 15, 2019	0.3675	9,312
Series A Preferred Units
March 31, 2018	March 23, 2018	April 16, 2018	$0.5000	$797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
March 31, 2019	March 21, 2019	April 15, 2019	0.5000	797
Series B Preferred Units
March 31, 2018	April 19, 2018	May 15, 2018	$0.4938	$1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
March 31, 2019	April 19, 2019	May 15, 2019	0.4938	1,216
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914
March 31, 2019	April 19, 2019	May 15, 2019	0.4614	923

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

11. Net Income (Loss) Per Limited Partner Unit

Landmark’s subordinated units and the General Partner’s incentive distribution rights meet the definition of a participating security and therefore we are required to compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Amended Partnership Agreement. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

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

Effective February 15, 2018, all of our subordinated units, which were owned by Landmark, were converted on a one-for-one basis into common units. The board of directors of the general partner declared a cash distribution for the quarter ended March 31, 2018, which was paid on May 15, 2018 to common unitholders of record as of May 1, 2018. The subordinated units were only allocated the excess of distributions declared over net income through the conversion date.

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the three months ended March 31, 2019 and 2018 follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to limited partners	$7,202	$6,737
Less:
Distributions declared on Preferred Units	(2,894)	(1,944)
General partner's incentive distribution rights (1)	(197)	(195)
Accretion of Series C preferred units	(356)	—
Net income attributable to common and subordinated unitholders	3,755	4,598
Distributions declared on common units	(9,312)	(9,190)
Undistributed net loss	$(5,557)	$(4,592)

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three months ended March 31, 2019 quarterly distribution. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income (loss) per common and subordinated unit for the three months ended March 31, 2019 and 2018 follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2019	2018
	Common Units	Common Units	Subordinated Units
Distributions declared	$9,312	$9,190	$—
Undistributed net loss	(5,557)	(4,289)	(303)
Net income (loss) attributable to common and subordinated units - basic	3,755	4,901	(303)
Net income (loss) attributable to subordinated units	—	(303)	—
Net income (loss) attributable to common and subordinated units - diluted	$3,755	$4,598	$(303)
Weighted-average units outstanding:
Basic	25,338	22,996	1,568
Effect of dilutive subordinated units	—	1,568	—
Diluted	25,338	24,564	1,568
Net income per common and subordinated unit:
Basic	$0.15	$0.21	$(0.19)
Diluted (1)(2)	$0.15	$0.19	$(0.19)

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

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended March 31, 2019 and, as a result, have been excluded in the determination of diluted net income (loss) per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	March 31, 2019		December 31, 2018
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$9,611	$9,990	$18,348	$18,867
Revolving credit facility	165,000	165,000	155,000	155,000
Secured Notes, net	222,752	224,511	223,685	224,333

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

As of March 31, 2019 and December 31, 2018, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	March 31, 2019	December 31, 2018
Derivative Assets (1)	$2,432	$4,590
Derivative Liabilities (1)	1,019	402

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

13. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three months ended March 31, 2019 and 2018, Landmark reimbursed us $0.9 million and $1.2 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three months ended March 31, 2019 and 2018, we incurred $25,000, respectively, of license fees related to the AIF patent license agreement.

Right of First Offer

In accordance with the Partnership’s omnibus agreement, certain other investment funds managed by Landmark had granted us a right of first offer (“ROFO”) on real property interests that they owned or acquired before selling or transferring those assets to any third party. During the year ended December 31, 2018, the Partnership waived its ROFO on certain assets in investment funds managed by Landmark. During the three months ended March 31, 2018, the Partnership completed the following ROFO acquisitions:

Common Units
			Total No. of	Total	Total	Issued to
	Acquired	Total No.	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
January 18, 2018	Fund H	127	—	$59.9	1,506,421	—

See further discussion in Note 3, Acquisitions for additional information.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016 and 2017 secured notes and 0.5% of operating revenue for the 4.38% senior secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $0.1 million and less than $0.1 million of Secured Tenant Site Assets’ management fees during the three months ended March 31, 2019 and 2018, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three months ended March 31, 2019, the unconsolidated JV incurred $0.1 million of management fees.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of March 31, 2019 and 2018, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of March 31, 2019 and December 31, 2018, the Partnership had zero in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three months ended March 31, 2019 quarterly distribution totaling $0.2 million, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the three months ended March 31, 2018, we paid $0.2 million of incentive distribution rights.

Due from Affiliates

At March 31, 2019 and December 31, 2018, the General Partner and its affiliates owed $2.6 million and $1.4 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

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

The statements of operations for the reportable segments are as follows:

For the three months ended March 31, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,236	$5,081	$2,076	$—	$14,393
Expenses
Property operating	51	260	354	—	665
General and administrative	—	—	—	1,478	1,478
Acquisition-related	—	—	—	127	127
Amortization	2,361	987	169	—	3,517
Impairments	—	204	—	—	204
Total expenses	2,412	1,451	523	1,605	5,991
Total other income and expenses	5,820	61	203	(7,154)	(1,070)
Income (loss) before income tax expense (benefit)	10,644	3,691	1,756	(8,759)	7,332
Income tax expense (benefit)	—	—	—	122	122
Net income (loss)	$10,644	$3,691	$1,756	$(8,881)	$7,210

For the three months ended March 31, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$9,645	$4,210	$1,840	$—	$15,695
Expenses
Property operating	34	171	81	—	286
General and administrative	—	—	—	1,699	1,699
Acquisition-related	—	—	—	185	185
Amortization	3,072	793	157	—	4,022
Total expenses	3,106	964	238	1,884	6,192
Total other income and expenses	171	64	203	(3,124)	(2,686)
Income (loss) before income tax expense	6,710	3,310	1,805	(5,008)	6,817
Income tax expense	—	—	—	76	76
Net income (loss)	$6,710	$3,310	$1,805	$(5,084)	$6,741

The Partnership’s total assets by segment were (in thousands):

	March 31, 2019	December 31, 2018
Segments
Wireless communication	$427,085	$433,254
Outdoor advertising	233,387	216,326
Renewable power generation	113,068	112,338
Corporate assets	25,574	24,695
Total assets	$799,114	$786,613

The following table represents the Partnership’s rental revenues by country (in thousands):

	Three Months Ended March 31,
	2019	2018
Country
United States	$12,902	$14,914
United Kingdom	1,178	577
Australia	299	190
Canada	14	14
Total rental revenue	$14,393	$15,695

The following table represents the Partnership’s total assets by country (in thousands):

	March 31, 2019	December 31, 2018
Country
United States	$719,669	$720,331
United Kingdom	65,344	53,850
Australia	13,460	11,830
Canada	641	602
Total assets	$799,114	$786,613

15. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s consolidated financial position.

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

As of March 31, 2019, the Partnership had approximately $67.0 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

16. Tenant Concentration

For the three months ended March 31, 2019 and 2018, the Partnership had the following tenant revenue concentrations:

	Three Months Ended March 31,
Tenant	2019	2018
Clear Channel	13.7%	11.7%
T-Mobile	8.5%	10.8%
AT&T Mobility	7.5%	10.2%
Sprint	6.0%	8.9%

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

17. Supplemental Cash Flow Information

Noncash activities for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Capital contribution to fund general and administrative expense reimbursement	$994	$1,202
Purchase price for acquisitions included in due to Landmark and affiliates	—	493
Issuance of common units for assets acquired from Fund H	—	27,342
Unit Exchange Program acquisitions	—	3,147
Distributions payable to preferred unitholders	1,685	1,244
Offering costs included in accounts payable and accrued liabilities	—	207
Deferred loan costs included in accounts payable and accrued liabilities	—	44
Accretion of Series C preferred units	356	—
Initial recognition of lease liabilities related to right of use assets	7,589	—
Purchase price for acquisitions and construction activities included in accounts payable	—	9,677

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$3,049	$5,438
Capitalized interest	308	76
Income taxes paid	126	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “our partnership,” “we,” “our,” or “us,” or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2018 could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interest due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings;
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions;
•	mergers or consolidations among wireless carriers; and
•	performance of our joint ventures.

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

The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014. On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a subsidiary, Landmark Infrastructure Inc., a Delaware corporation, which elected to be taxed as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2017. We intend to own and operate substantially all of our assets through the REIT Subsidiary. These changes are designed to simplify tax reporting for unitholders and intended to broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account, and we do not intend to generate state source income.

How We Generate Rental Revenue

We primarily generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, over 90% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three months ended March 31, 2019, T-Mobile and Sprint represented approximately 8.5% and 6.0%, respectively, of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of March 31, 2019, we had a 96% occupancy rate with 1,933 of our 2,023 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

EBITDA and Adjusted EBITDA

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

We believe that the presentation of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and Adjusted EBITDA are net income and net cash provided by operating activities. EBITDA and Adjusted EBITDA should not be considered as an alternative to GAAP net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary from those of other companies. You should not consider EBITDA and Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. As a result, because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, EBITDA and Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

Additionally, during the three months ended March 31, 2019 and year ended December 31, 2018, the Partnership acquired 104 tenant sites and 104 tenant sites from third parties for a total consideration of $6.0 million and $75.8 million, respectively. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

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

The secured notes described above are collectively referred to as the “Secured Notes” and the tenant site assets securing the Secured Notes are collectively referred to as the “Secured Tenant Site Assets.” See Note 8, Debt to the Consolidated Financial Statements for additional information.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in pound sterling, euro, Australian dollar and Canadian dollar. Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of March 31, 2019, the applicable spread was 2.00%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of March 31, 2019, the applicable annual commitment rate used was 0.175%.

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

General and Administrative Expenses

Under the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP dated April 2, 2018 (the “Amended Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

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

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of March 31, 2019 and December 31, 2018, the Partnership’s $35.5 million and $29.6 million of construction in progress balance primarily related to the FlexGridTM solution and other projects, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

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

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three months ended March 31, 2019, T-Mobile and Sprint represented approximately 8.5% and 6.0%, respectively, of rental revenue.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2019.

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

Results of Operations

Our results of operations for all periods presented were affected by the formation of the unconsolidated JV and acquisitions made during the three months ended March 31, 2019 and the year ended December 31, 2018. As of March 31, 2019 and 2018, we had 2,023 and 2,395 available tenant sites with 1,933 and 2,309 leased tenant sites, respectively.

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Revenue
Rental revenue	$14,393	$15,695	$(1,302)
Expenses
Property operating	665	286	379
General and administrative	1,478	1,699	(221)
Acquisition-related	127	185	(58)
Amortization	3,517	4,022	(505)
Impairments	204	—	204
Total expenses	5,991	6,192	(201)
Other income and expenses
Interest and other income	394	438	(44)
Interest expense	(4,488)	(6,272)	1,784
Unrealized gain (loss) on derivatives	(2,762)	3,148	(5,910)
Equity loss from unconsolidated joint venture	(55)	—	(55)
Gain on sale of real property interests	5,862	—	5,862
Foreign currency transaction loss	(21)	—	(21)
Total other income and expenses	(1,070)	(2,686)	1,616
Income before income tax expense	7,332	6,817	515
Income tax expense	122	76	46
Net income	$7,210	$6,741	$469

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Rental Revenue

Rental revenue decreased $1.3 million primarily due to the formation of the unconsolidated JV offset by rental income for assets acquired subsequent to March 31, 2018. Rental revenue for the three months ended March 31, 2018 includes $3.4 million of revenue generated from the assets contributed to the JV. On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Rental income for the three months ended March 31, 2019 included $1.3 million attributed to assets acquired subsequent to March 31, 2018. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $7.2 million, $5.1 million, and $2.1 million, or 51%, 35%, and 14% of total rental revenue, respectively, during the three months ended March 31, 2019, compared to $9.7 million, $4.2 million, and $1.8 million, or 61%, 27%, and 12% of total rental revenue, respectively, during the three months ended March 31, 2018. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 94%, 98%, and 100%, respectively, at March 31, 2019 compared to 96%, 98%, and 100%, respectively, at March 31, 2018. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,950, $2,255, and $8,997, respectively, during the three months ended March 31, 2019 compared to $2,001, $2,294, and $8,346, respectively, during the three months ended March 31, 2018.

Property Operating

Property operating expenses increased $0.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure and rent expense on assets subject to ground lease. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy FlexGridTM solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses decreased $0.2 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a decrease in accounting, tax and legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended March 31, 2019 and 2018, Landmark reimbursed us $0.9 million and $1.2 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. Additionally, during the three months ended March 31, 2019, $0.1 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Landmark.

Acquisition‑Related

Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition. Acquisition‑related expenses decreased $0.1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of greater expenses incurred related to the Drop-down Acquisition completed during the three months ended March 31, 2018.

Amortization

Amortization expense decreased $0.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of having a greater number of average tenant sites as of March 31, 2018 compared to March 31, 2019. We expect amortization of investments in real property rights with finite useful lives and in‑place lease values to decrease as a result of contributing assets to the unconsolidated JV. Subsequent to the JV transaction described above the Partnership’s consolidated income statement amortization expenses will not include amortization related to the JV assets.  In accordance with the equity method of accounting, the Partnership’s consolidated statements of operations subsequent to the date of the transaction will reflect the Partnership’s 50.01% equity interest in the JV’s income. Amortization expense during the three months ended March 31, 2018 included $0.9 million of amortization expense generated from the JV assets during the three months ended March 31, 2018.

Interest and Other Income

Interest and other income remained consistent during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense decreased $1.8 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a lower average debt balance of approximately $391.2 million for the three months ended March 31, 2019 compared to an average debt balance of approximately $517.8 million during the three months ended March 31, 2018.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the three months ended March 31, 2019 and unrealized gain for the three months ended March 31, 2018 reflect the change in fair value of these contracts during those periods.

Equity Loss from Unconsolidated Joint Venture

Equity loss from unconsolidated joint venture increased $0.1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the formation of the JV on September 24, 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the three months ended March 31, 2019, the Partnership recognized a gain on sale of real property interests of $5.9 million related to the sale of an asset held for sale as of December 31, 2018.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased less than $0.1 million during the three months ended March 31, 2019 as a result of changes in exchange rates affecting mark-to-market adjustments on our foreign currency interest rate swap agreement denominated in pound sterling.

Income Tax Expense

Income tax expense increased less than $0.1 million during the three months ended March 31, 2019 compared to three months ended March 31, 2018 due to an increase in net income related to our foreign operations. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$8,167	$11,680
Unit-based compensation	(130)	(70)
Unrealized gain (loss) on derivatives	(2,762)	3,148
Amortization expense	(3,517)	(4,022)
Amortization of above- and below-market rents, net	224	328
Amortization of deferred loan costs	(665)	(798)
Amortization of discount on secured notes	(93)	(93)
Receivables interest accretion	3	—
Impairments	(204)	—
Gain on sale of real property interests	5,862	—
Allowance for doubtful accounts	(5)	10
Equity loss from unconsolidated joint venture	(55)	—
Return on investment in unconsolidated joint venture	(1,482)	—
Foreign currency transaction loss	(21)	—
Working capital changes	1,888	(3,442)
Net income	$7,210	$6,741
Interest expense	4,488	6,272
Amortization expense	3,517	4,022
Income tax expense	122	76
Adjustments for investment in unconsolidated joint venture	1,538	—
EBITDA	$16,875	$17,111
Impairments	204	—
Acquisition-related	127	185
Unrealized (gain) loss on derivatives	2,762	(3,148)
Gain on sale of real property interests	(5,862)	—
Unit-based compensation	130	70
Straight line rent adjustments	110	81
Amortization of above- and below-market rents, net	(224)	(328)
Repayments of investments in receivables	150	299
Adjustments for investment in unconsolidated joint venture	145	—
Foreign currency transaction loss	21	—
Deemed capital contribution due to cap on general and administrative expense reimbursement	994	1,202
Adjusted EBITDA	$15,432	$15,472

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$7,210	$6,741
Adjustments:
Amortization expense	3,517	4,022
Impairments	204	—
Gain on sale of real property interests	(5,862)	—
Adjustments for investment in unconsolidated joint venture	979	—
Distributions to preferred unitholders	(2,894)	(1,944)
Distributions to noncontrolling interests	(8)	(4)
FFO	3,146	$8,815
Adjustments:
General and administrative expense reimbursement	994	1,202
Acquisition-related expenses	127	185
Unrealized (gain) loss on derivatives	2,762	(3,148)
Straight line rent adjustments	110	81
Unit-based compensation	130	70
Amortization of deferred loan costs and discount on secured notes	758	891
Amortization of above- and below-market rents, net	(224)	(328)
Repayments of receivables	150	299
Adjustments for investment in unconsolidated joint venture	37	—
Foreign currency transaction loss	21	—
AFFO	$8,011	$8,067

FFO per common unit - diluted	$0.12	$0.36
AFFO per common unit - diluted	$0.32	$0.33
Weighted average common units outstanding - diluted	25,338	24,564

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

We intend to satisfy our short‑term liquidity requirements through cash flow from operating activities and through borrowings available under our revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, formation of joint ventures, asset sales, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long-term debt arrangements.  Access to capital markets impacts our cost of capital and ability to refinance indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. The Partnership has a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC), effective March 27, 2017, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.3 million per quarter, or $37.2 million per year in the aggregate, based on the number of common units outstanding as of April 26, 2019. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.0 million per quarter, or approximately $8.0 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of April 26, 2019. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of March 31, 2019, there were 2,000,000 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common and Subordinated Units and IDRs
March 31, 2018	$0.3675	$9,384	May 15, 2018
June 30, 2018	0.3675	9,431	August 14, 2018
September 30, 2018 (1)	0.3675	9,285	November 14, 2018
December 31, 2018 (1)	0.3675	9,312	February 14, 2019
March 31, 2019 (1)	0.3675	9,312	May 15, 2019
Series A Preferred Units
March 31, 2018	$0.5000	$797	April 16, 2018
June 30, 2018	0.5000	797	July 16, 2018
September 30, 2018	0.5000	797	October 15, 2018
December 31, 2018	0.5000	797	January 15, 2019
March 31, 2019	0.5000	797	April 15, 2019
Series B Preferred Units
March 31, 2018	$0.4938	$1,216	May 15, 2018
June 30, 2018	0.4938	1,216	August 15, 2018
September 30, 2018	0.4938	1,216	November 15, 2018
December 31, 2018	0.4938	1,216	February 15, 2019
March 31, 2019	0.4938	1,216	May 15, 2019
Series C Preferred Units
June 30, 2018 (2)	$0.2090	$418	May 15, 2018
June 30, 2018	0.4400	880	August 15, 2018
September 30, 2018	0.4382	876	November 15, 2018
December 31, 2018	0.4571	914	February 15, 2019
March 31, 2019	0.4614	923	May 15, 2019

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.

(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

As of March 31, 2019, we had $387.8 million of total outstanding indebtedness. As of April 30, 2019, the Partnership had $175 million of outstanding borrowings on our revolving credit facility, and we had $275 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$8,167	$11,680
Net cash used in investing activities	(1,970)	(33,941)
Net cash provided by (used in) financing activities	(2,964)	8,502

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Net cash provided by operating activities.  Net cash provided by operating activities decreased $3.5 million to $8.2 million for the three months ended March 31, 2019 compared to $11.7 million for the three months ended March 31, 2018. The decrease is primarily attributable to the timing of payments of accounts payable and accrued liabilities offset by operating results from assets acquired.

Net cash used in investing activities.  Net cash used in investing activities was $2.0 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $33.9 million for the three months ended March 31, 2018. The change in net cash used in investing activities was primarily due to the proceeds received from the sale of real property interests for $13.5 million and less asset acquisitions in 2019 compared to 2018.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $3.0 million for the three months ended March 31, 2019 compared to net cash provided by financing activities of $8.5 million for the three months ended March 31, 2018. The change in net cash (used in) provided by financing activities was primarily attributable to the net decrease of $30.0 million in borrowings from the secured facility during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, partially offset by the difference between the cost and the sales price of the Drop-down Acquisition completed during the three months ended March 31, 2018 which is treated as a distribution to Landmark.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of March 31, 2019, the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of March 31, 2019, the applicable annual commitment rate used was 0.175%.

As of March 31, 2019, we had $165 million of total outstanding indebtedness under our revolving credit facility with $285 million available under the revolving credit facility, subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at March 31, 2019. As of April 30, 2019, the Partnership had $175 million of outstanding borrowings on our revolving credit facility, and we had $275 million of undrawn borrowing capacity, subject to compliance with certain covenants, under our revolving credit facility.

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

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 8, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of March 31, 2019, $5.0 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 8, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of March 31, 2019, the DSCR for the 2017 Securitization and 2016 Securitization is above 2.0, respectively, and above 1.1 for the 4.38% Senior Secured Notes.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of March 31, 2019, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

ATM Programs

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B ATM Program” pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the Series B ATM Program for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

The Partnership did not issue units under the Series B ATM Program during the three months ended March 31, 2019.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. As of March 31, 2019, there were no amounts drawn on the standby letter of credit.

As of March 31, 2019, we do not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of March 31, 2019, our revolving credit facility had an outstanding balance of $165 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of March 31, 2019, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. On November 15, 2018, the Partnership entered into an interest rate swap agreement with a notional amount of £38 million with a fixed rate at 1.49% on floating GBP LIBOR with an effective date of November 30, 2020. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. The GBP LIBOR interest rate swap is a hedge on anticipated future borrowings in pound sterling.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of March 31, 2019, there were 2,000,000 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets we are exposed to market risk from changes in foreign currency exchange rates. Approximately 10% and 5% of rental revenue was denominated in foreign currencies for the three months ended March 31, 2019 and 2018, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

Exhibit number	Description

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 2, 2018).

10.1

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 1, 2019.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer