Form 10-Q
period 2019-06-30
Landmark Infrastructure Partners LP
filed 2019-08-07
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	LMRK	NASDAQ Global Market
8.0% Series A Cumulative Redeemable Preferred Units, $25.00 par value	LMRKP	NASDAQ Global Market
7.9% Series B Cumulative Redeemable Preferred Units, $25.00 par value	LMRKO	NASDAQ Global Market
Series C Floating-to-Fixed Rate Cumulative Redeemable Perpetual Convertible Preferred Units, $25.00 par value	LMRKN	NASDAQ Global Market

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

The registrant had 25,338,692 common units outstanding at August 1, 2019.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	June 30, 2019	December 31, 2018
Assets
Land	$135,740	$128,302
Real property interests	511,377	517,423
Construction in progress	53,265	29,556
Total land and real property interests	700,382	675,281
Accumulated amortization real property interests	(43,909)	(39,069)
Land and net real property interests	656,473	636,212
Investments in receivables, net	9,406	18,348
Investment in unconsolidated joint venture	63,170	65,670
Cash and cash equivalents	12,068	4,108
Restricted cash	4,066	3,672
Rent receivables, net	4,069	4,292
Due from Landmark and affiliates	1,525	1,390
Deferred loan costs, net	5,150	5,552
Deferred rent receivable	6,340	5,251
Derivative assets	41	4,590
Other intangible assets, net	20,133	20,839
Assets held for sale (AHFS)	930	7,846
Right of use asset, net	8,130	—
Other assets	11,700	8,843
Total assets	$803,201	$786,613
Liabilities and equity
Revolving credit facility	$166,522	$155,000
Secured notes, net	221,270	223,685
Accounts payable and accrued liabilities	10,472	7,435
Other intangible liabilities, net	8,341	9,291
Liabilities associated with AHFS	—	397
Lease liability	8,216	—
Prepaid rent	4,359	5,418
Derivative liabilities	2,633	402
Total liabilities	421,813	401,628
Commitments and contingencies (Note 15)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,999,800 and 2,000,000 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively	47,752	47,308
Equity
Series A cumulative redeemable preferred units, 1,649,800 and 1,593,149 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively	38,466	37,207
Series B cumulative redeemable preferred units, 2,529,749 and 2,463,015 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively	60,575	58,936
Common units, 25,338,692 and 25,327,801 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively	402,369	411,158
General Partner	(164,497)	(167,019)
Accumulated other comprehensive loss	(3,478)	(2,806)
Total partners' equity	333,435	337,476
Noncontrolling interests	201	201
Total equity	333,636	337,677
Total liabilities, mezzanine equity and equity	$803,201	$786,613

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rental revenue	$15,025	$16,796	$29,418	$32,491
Expenses
Property operating	405	229	1,070	515
General and administrative	1,503	1,089	2,981	2,788
Acquisition-related	368	196	495	381
Amortization	3,456	4,233	6,973	8,255
Impairments	—	103	204	103
Total expenses	5,732	5,850	11,723	12,042
Other income and expenses
Interest and other income	172	408	566	846
Interest expense	(4,692)	(6,408)	(9,180)	(12,680)
Unrealized gain (loss) on derivatives	(4,013)	1,286	(6,775)	4,434
Equity income from unconsolidated joint venture	164	—	109	—
Gain on sale of real property interests	11,673	—	17,535	—
Foreign currency transaction loss	(47)	—	(68)	—
Total other income and expenses	3,257	(4,714)	2,187	(7,400)
Income before income tax expense	12,550	6,232	19,882	13,049
Income tax expense	3,285	127	3,407	203
Net income	9,265	6,105	16,475	12,846
Less: Net income attributable to noncontrolling interest	8	8	16	12
Net income attributable to limited partners	9,257	6,097	16,459	12,834
Less: Distributions declared to preferred unitholders	(3,021)	(2,930)	(5,915)	(4,874)
Less: General partner's incentive distribution rights	(197)	(195)	(394)	(390)
Less: Accretion of Series C preferred units	(94)	—	(450)	—
Net income attributable to common and subordinated unitholders	$5,945	$2,972	$9,700	$7,570
Net income (loss) per common and subordinated unit
Common units – basic	$0.23	$0.12	$0.38	$0.33
Common units – diluted	$0.23	$0.12	$0.38	$0.31
Subordinated units – basic and diluted	$—	$—	$—	$(0.39)
Weighted average common and subordinated units outstanding
Common units – basic	25,339	25,058	25,338	24,032
Common units – diluted	25,339	25,058	25,338	24,811
Subordinated units – basic and diluted	—	—	—	779
Cash distributions declared per common and subordinated unit	$0.3675	$0.3675	$0.7350	$0.7350

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,265	$6,105	$16,475	$12,846
Other comprehensive income:
Foreign currency translation adjustment	(2,415)	(2,320)	(672)	(1,282)
Other comprehensive income	(2,415)	(2,320)	(672)	(1,282)
Comprehensive income	6,850	3,785	15,803	11,564
Less: Comprehensive income attributable to noncontrolling interest	8	8	16	12
Comprehensive income attributable to limited partners	$6,842	$3,777	$15,787	$11,552

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,038	—	1,038	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	—
Issuance of Common Units, net	1,721	—	—	—	30,926	—	—	—	—	—	—	30,926	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(7,959)	(1,152)	(768)	(1,176)	(302)	—	(4)	(11,361)	—
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	1,202	—	—	1,202	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income (loss)	—	—	—	—	4,901	(303)	768	1,176	195	—	4	6,741	—
Balance as of March 31, 2018	25,006	—	1,593	2,463	$334,651	$—	$37,207	$58,936	$(169,818)	$2,006	$201	$263,183	$—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,320)	—	(2,320)	—
Issuance of Preferred Units, net	—	—	—	—	—	—	—	—	—	—	—	—	47,534
Issuance of Common Units, net	125	—	—	—	1,773	—	—	—	—	—	—	1,773	—
Distributions	—	—	—	—	(9,189)	—	(806)	(1,256)	(194)	—	(8)	(11,453)	(868)
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	578	—	—	578	—
Net income	—	—	—	—	2,972	—	806	1,256	195	—	8	5,237	868
Balance as of June 30, 2018	25,131	—	1,593	2,463	$330,207	$—	$37,207	$58,936	$(169,239)	$(314)	$201	$256,998	$47,534

Balance as of December 31, 2018	25,328	—	1,593	2,463	$411,158	$—	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,743	—	1,743	—
Distributions	—	—	—	—	(9,312)	—	(788)	(1,189)	(197)	—	(8)	(11,494)	(917)
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	994	—	—	994	—
Other deemed contributions	—	—	—	—	—	—	—	—	197	—	—	197	—
Unit-based compensation	10	—	—	—	130	—	—	—	—	—	—	130	—
Net income	—	—	—	—	3,755	—	788	1,189	197	—	8	5,937	1,273
Balance as of March 31, 2019	25,338	—	1,593	2,463	$405,731	$—	$37,207	$58,936	$(165,828)	$(1,063)	$201	$335,184	$47,664
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,415)	—	(2,415)	—
Issuance of Preferred Units, net	—	—	57	67	—	—	1,259	1,639	—	—	—	2,898	—
Conversion of Preferred Units	1	—	—	—	5	—	—	—	—	—	—	5	(5)
Distributions	—	—	—	—	(9,312)	—	(829)	(1,260)	(197)	—	(8)	(11,606)	(933)
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	1,134	—	—	1,134	—
Other deemed contributions	—	—	—	—	—	—	—	—	197	—	—	197	—
Net income	—	—	—	—	5,945	—	829	1,260	197	—	8	8,239	1,026
Balance as of June 30, 2019	25,339	—	1,650	2,530	$402,369	$—	$38,466	$60,575	$(164,497)	$(3,478)	$201	$333,636	$47,752

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$16,475	$12,846
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	130	70
Unrealized (gain) loss on derivatives	6,775	(4,434)
Amortization expense	6,973	8,255
Amortization of above- and below- market lease	(438)	(675)
Amortization of deferred loan costs	1,342	1,695
Amortization of discount on secured notes	186	186
Receivables interest accretion	(6)	—
Impairments	204	103
Gain on sale of real property interests	(17,535)	—
Allowance for doubtful accounts	5	29
Equity income from unconsolidated joint venture	(109)	—
Return on investment in unconsolidated joint venture	2,583	—
Foreign currency transaction loss	68	—
Changes in operating assets and liabilities:
Rent receivables, net	211	652
Accounts payable and accrued liabilities	3,650	189
Deferred rent	269	144
Prepaid rent	(1,059)	1,923
Due from Landmark and affiliates	99	137
Other assets	(2,940)	446
Net cash provided by operating activities	16,883	21,566
Investing activities
Acquisition of land	(8,660)	(11,102)
Acquisition of real property interests and development activities	(33,481)	(62,931)
Proceeds from sale of real property interests	45,109	—
Repayments of receivables	274	608
Net cash provided by (used in) investing activities	3,242	(73,425)
Financing activities
Proceeds from the issuance of Common Units, net	—	437
Proceeds from the issuance of Preferred Units, net	2,898	48,137
Proceeds from revolving credit facility	43,139	82,000
Proceeds from the issuance of secured notes	—	169,128
Principal payments on revolving credit facility	(31,500)	(209,000)
Principal payments on secured notes	(3,311)	(1,920)
Deferred loan costs	(230)	(6,247)
Capital contribution to fund general and administrative expense reimbursement	1,757	1,693
Distributions to preferred unitholders	(5,863)	(4,435)
Distributions to common and subordinated unitholders	(18,624)	(18,796)
Distributions to non-controlling interests	(16)	(12)
Consideration associated with Drop-down Acquisitions	—	(20,394)
Net cash (used in) provided by financing activities	(11,750)	40,591
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(21)	(247)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,354	(11,515)
Cash, cash equivalents and restricted cash at beginning of the period	7,780	27,860
Cash, cash equivalents and restricted cash at end of the period	$16,134	$16,345

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of June 30, 2019, the Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and six months ended June 30, 2019 and 2018 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All references to tenant sites are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the public company accounting oversight board (U.S.).

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

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”) and our foreign subsidiaries. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Asset OpCo and certain consolidated foreign subsidiaries of the Partnership conduct certain activities in international locations that generate taxable income and will be treated as taxable entities. Additionally, our consolidated REIT subsidiary,

Landmark Infrastructure Inc., a Delaware corporation, files as a corporation for U.S. federal income tax purposes. The REIT Subsidiary has elected to be treated as a REIT and we believe that it has operated in a manner that has allowed the REIT Subsidiary to qualify as a REIT for federal income tax purposes, and the REIT Subsidiary intends to continue operating in such manner. If the REIT Subsidiary fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions, all of its taxable income would be subject to federal income tax at regular corporate rates. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions.

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the six months ended June 30, 2019.

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

While most of our leases are and will continue to be classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of leases that have recurring ground lease rental payments. We applied the modified retrospective transition method and practical expedients mentioned above to all leases existing at January 1, 2019. The adoption of ASC 842 resulted in the recognition of right-of-use assets and lease liabilities on the Consolidated Balance Sheets on January 1, 2019 for such operating leases of $7.6 million, based on the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We used a discount rate of approximately 4.5%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The ASUs did not significantly affect the calculations of our debt covenants.

The following table represents the future minimum ground lease payments at June 30, 2019 (in thousands).

2019 (six months)	$261
2020	529
2021	539
2022	549
2023	562
Thereafter	12,175
Total	$14,615

3. Acquisitions

Drop-down Acquisitions

During the six months ended June 30, 2018, the Partnership completed one drop-down acquisition from our Sponsor and affiliates (referred to as the “Drop-down Acquisition”). Certain real property interests included in the Drop-down Acquisition completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”). The following table presents the Drop-down Acquisition completed by the Partnership during 2018:

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

Third Party Acquisitions

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Partnership completed various direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the six months ended June 30, 2019 and the year ended December 31, 2018:

	No. of Tenant Sites				Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Borrowings and Available Cash	Common Units	Total
First Quarter
International	—	104	—	104	$6.0	$—	$6.0
Total	—	104	—	104	$6.0	$—	$6.0
Second Quarter
International	—	7	—	7	$6.7	$—	$6.7
Domestic	—	—	8	8	0.4	—	0.4
Total	—	7	8	15	$7.1	$—	$7.1
2019 Total	—	111	8	119	$13.1	$—	$13.1
First Quarter
UEP	5	1	—	6	$—	$3.2	$3.2
Domestic	15	12	—	27	21.3	—	21.3
Total	20	13	—	33	$21.3	$3.2	$24.5
Second Quarter
International	—	8	—	8	$7.3	$—	$7.3
UEP	7	1	—	8	0.6	1.8	2.4
Domestic	3	1	—	4	21.5	—	21.5
Total	10	10	—	20	$29.4	$1.8	$31.2
Third Quarter
International	2	12	—	14	$14.2	$—	$14.2
UEP	10	—	—	10	0.9	1.8	2.7
Domestic	2	11	—	13	2.0	—	2.0
Total	14	23	—	37	$17.1	$1.8	$18.9
Fourth Quarter
International	—	8	—	8	$0.2	$—	$0.2
UEP	4	—	—	4	—	0.9	0.9
Domestic	1	1	—	2	0.1	—	0.1
Total	5	9	—	14	$0.3	$0.9	$1.2
2018 Total	49	55	—	104	$68.1	$7.7	$75.8

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	June 30, 2019	December 31, 2018
Land	$135,740	$128,302
Real property interests – perpetual	100,908	101,343
Real property interests – finite life	410,469	416,080
Construction in progress	53,265	29,556
Total land and real property interests	700,382	675,281
Accumulated amortization of real property interests	(43,909)	(39,069)
Land and net real property interests	$656,473	$636,212

On January 4, 2019, the Partnership completed the sale of its real property interest held for sale as of December 31, 2018 for total consideration of $13.5 million. We recognized a gain on sale of real property interest of $5.9 million upon completion of the sale.

On June 27, 2019, the Partnership completed a sale of its real property interests and investments in receivables held for sale as of March 31, 2019 in its taxable subsidiary for total consideration of $31.8 million. We recognized a gain on sale of real property interests and investments in receivables of $11.7 million before income taxes, or $8.6 million after income taxes, upon completion of the sale.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. During the year ended December 31, 2018, the Partnership completed construction on four FlexGridTM infrastructure sites totaling $1.5 million. As of June 30, 2019 and December 31, 2018, the Partnership’s $53.3 million and $29.6 million, respectively, of construction in progress primarily related to the construction of the FlexGridTM solution and other projects.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of June 30, 2019, the consolidated joint venture had 146 tenant sites and one investment in receivable with total net book value of $69.4 million. During the six months ended June 30, 2019 and 2018, the consolidated joint venture generated rental revenue of $2.5 million and $1.2 million, respectively.

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

The following table summarizes final allocations for acquisitions during the six months ended June 30, 2019 and the year ended December 31, 2018 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in real	In-place lease	Above-market	Below-market
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Total
2019	$7,039	$6,221	$443	$189	$(23)	$13,869
2018	16,646	91,314	7,939	1,309	(2,031)	115,177

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of June 30, 2019, are as follows (in thousands):

2019 (six months)	$5,917
2020	11,441
2021	10,824
2022	10,460
2023	10,362
Thereafter	317,556
Total	$366,560

The weighted average remaining amortization period for non‑perpetual real property interests is 42 years as of June 30, 2019.

There were no impairment charges recognized during the three months ended June 30, 2019. During the six months ended June 30, 2019, two of the Partnership’s real property interests were impaired and recognized impairment charges totaling $0.2 million. During the three and six months ended June 30, 2018, one of the Partnership’s real property interest was impaired and recognized impairment charges totaling $0.1 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero.

In March 2019, the Partnership entered into a plan to sell certain real property interests most of which were sold during June 2019. The Partnership determined that the sale did not meet the criteria for discontinued operations presentation as the plan to sell did not represent a strategic shift that would have a major effect on its operations and financial results. As a result of this classification, the remaining assets and liabilities were separately presented as AHFS and liabilities associated with AHFS in the consolidated balance sheet as of June 30, 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$405	$1,286
Real property interests, net	515	5,566
Other intangible assets, net	10	994
AHFS	$930	$7,846
Other intangible liabilities, net	$—	$397
Liabilities associated with AHFS	$—	$397

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	June 30, 2019	December 31, 2018
Acquired in-place lease
Gross amount	$23,522	$23,261
Accumulated amortization	(7,037)	(6,237)
Net amount	$16,485	$17,024
Acquired above-market leases
Gross amount	$6,730	$6,542
Accumulated amortization	(3,082)	(2,727)
Net amount	$3,648	$3,815
Total other intangible assets, net	$20,133	$20,839
Acquired below-market leases
Gross amount	$(16,783)	$(17,097)
Accumulated amortization	8,442	7,806
Total other intangible liabilities, net	$(8,341)	$(9,291)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.2 million and $0.4 million as an increase to rental revenue for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.7 million as an increase to rental revenue for the three and six months ended June 30, 2018, respectively. We recorded amortization of in‑place lease intangibles of $0.4 million and $0.9 million as amortization expense for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.1 million as amortization expense for the three and six months ended June 30, 2018, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2019 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2019 (six months)	$860	$346	$(775)
2020	1,678	537	(1,509)
2021	1,613	430	(1,372)
2022	1,531	348	(1,249)
2023	1,251	312	(806)
Thereafter	9,552	1,675	(2,630)
Total	$16,485	$3,648	$(8,341)

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

Interest income recognized on the receivables totaled $0.2 million and $0.6 million for the three and six months ended June 30, 2019, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively. On June 27, 2019, the Partnership completed a sale of its investments in receivables held for sale as of March 31, 2019 and recognized a gain on sale of investments in receivables. See Note 4, Real Property Interests.

The following table reflects the activity in investments in receivables (in thousands):

	June 30, 2019	December 31, 2018
Investments in receivables – beginning	$18,348	$20,782
Impairments	—	(785)
Sales	(8,331)	(350)
Other	(330)	—
Repayments	(274)	(1,108)
Interest accretion	6	3
Foreign currency translation adjustment	(13)	(194)
Investments in receivables – ending	$9,406	$18,348

Annual amounts due as of June 30, 2019, are as follows (in thousands):

2019 (six months)	$678
2020	1,297
2021	1,345
2022	1,463
2023	1,570
Thereafter	11,933
Total	$18,286
Interest	$8,880
Principal	9,406
Total	$18,286

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	June 30, 2019	December 31, 2018
Total assets	$257,445	$263,228

Total liabilities	127,674	128,448
Total equity	129,771	134,780
Total liabilities and equity	$257,445	$263,228

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Rental revenue	$3,636	$7,143
Net income	328	217
Partnership's share in income	164	109
Distributions received by the Partnership	1,101	2,583

8. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	June 30, 2019	December 31, 2018
Revolving credit facility	November 15, 2023	$166,522	$155,000

4.38% senior secured notes	June 30, 2036	$41,626	$42,058
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	59,984	60,900
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	17,350	17,563
Series 2016-1 Class A 3.52%	June 1, 2021(2)	84,508	86,258
Series 2016-1 Class B 7.02%	June 1, 2021(2)	25,100	25,100
Secured Notes		228,568	231,879
Discount on Secured Notes		(1,268)	(1,454)
Deferred loan costs		(6,030)	(6,740)
Secured Notes, net		$221,270	$223,685

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), euro, Australian dollar and Canadian dollar. Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged (or secured by mortgages), as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the six months ended June 30, 2019, the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2019, the applicable annual commitment rate used was 0.175%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of June 30, 2019, $166.5 million was outstanding, which includes £4.7 million of GBP debt that is denominated in U.S. Dollar (“USD”). As of June 30, 2019, there was $283.5 million of undrawn borrowing capacity (including a standby letter of credit arrangement of $2.4 million), subject to compliance with various financial covenants. As of June 30, 2019, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of June 30, 2019, $4.1 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0 for the 2017 Secured Notes and 2016 Secured Notes, respectively and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of June 30, 2019, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of June 30, 2019, are as follows (in thousands):

2019 (six months)	$5,052
2020	10,313
2021 (1)	108,013
2022	72,440
2023	2,714
Thereafter (1)	30,036
Total	$228,568

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $4.7 million and $9.2 million for three and six months ended June 30, 2019, respectively, and $6.4 million and $12.7 million for the three and six months ended June 30, 2018, respectively. At June 30, 2019 and December 31, 2018, the Partnership had interest payable of $1.1 million and $0.3 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively.

9. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Index	Date	Date	June 30, 2019	December 31, 2018
February 5, 2015	$25,000	1.29%	1-month USD LIBOR	4/13/2015	4/13/2019	$—	$102
August 24, 2015	50,000	1.74	1-month USD LIBOR	10/1/2015	10/1/2022	(169)	1,259
March 23, 2016	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	(34)	1,117
March 31, 2016	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	38	508
March 31, 2016	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	3	569
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	(976)	1,035
November 15, 2018	£38,000	1.49	1-month GBP LIBOR	11/30/2020	11/30/2025	(1,454)	(402)
						$(2,592)	$4,188

During the three and six months ended June 30, 2019, the Partnership recorded a loss of $4.0 million and $6.8 million, respectively, and for the three and six months ended June 30, 2018, the Partnership recorded a gain of $1.3 million and a gain of $4.4 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated statements of operations. Additionally, during the three and six months ended June 30, 2019, the Partnership recognized less than $0.1 million and $0.1 million of foreign currency transaction loss resulting from the changes in exchange rates as of June 30, 2019 affecting mark-to-market adjustments on our foreign currency interest rate swap agreement denominated in GBP.

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at June 30, 2019. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
August 24, 2015	10/1/2022	$573	$(964)	$1,320	$(1,755)
March 23, 2016	12/24/2021	538	(633)	1,110	(1,231)
March 31, 2016	12/24/2021	267	(200)	495	(440)
March 31, 2016	4/13/2022	327	(337)	651	(678)
June 12, 2017	9/2/2024	164	(2,287)	1,338	(3,565)
November 15, 2018	11/30/2025	(382)	(2,818)	762	(4,114)

10. Equity

The table below summarizes changes in the number of units outstanding (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance as of December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance of Series C Preferred Units - April 2, 2018	—	—	—	—	2,000,000
Issuance under ATM Programs	27,830	—	24,747	—	—
Issuance under Unit Exchange Program	310,960	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance as of June 30, 2018	25,130,604	—	1,593,149	2,463,015	2,000,000

Balance as of December 31, 2018	25,327,801	—	1,593,149	2,463,015	2,000,000
Conversion of Series C Preferred Units	260	—	—	—	(200)
Issuance under ATM Programs	—	—	56,651	66,734	—
Unit-based compensation	10,631	—	—	—	—
Balance as of June 30, 2019	25,338,692	—	1,649,800	2,529,749	1,999,800

Common Units

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2019 Common Unit ATM Program during the six months ended June 30, 2019.

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “2016 Common Unit ATM Program” and together with the 2019 Common Unit ATM Program the “Common Unit ATM Programs”), that expired on December 30, 2018, therefore, no Common Units were issued under the 2016 Common Unit ATM Program during the six months ended June 30, 2019. During the six months ended June 30, 2018, 27,830 Common Units were issued under the 2016 Common Unit ATM Program generating proceeds of approximately $0.5 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. No acquisitions were completed during the six months ended June 30, 2019 under the Unit Exchange Program. During the six months ended June 30, 2018, under the Unit Exchange Program, the Partnership completed an acquisition of 14 tenant sites in exchange for 310,960 Common Units, valued at approximately $4.9 million. As of June 30, 2019, we have 4,091,908, Common Units remaining available to be issued under the Unit Exchange Program.

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

Preferred Units

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2019, the Partnership issued 56,651 Series A Preferred Units under our 2019 Series A ATM Program, generating proceeds of approximately $1.4 million before issuance costs, respectively. As of June 30, 2019, we have $48.6 million remaining available to be issued under the 2019 Series A ATM Program.

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2016 Series A ATM Program” and together with the 2019 Series A ATM Program the “Series A ATM Programs”), that expired on December 30, 2018, therefore, no Series A Preferred Units were issued under the 2016 Series A ATM Program during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Partnership issued 24,747 Series A Preferred Units under our 2016 Series A ATM Program, generating proceeds of approximately $0.6 million before issuance costs.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B ATM Program” and together with the Series A ATM Programs and Common Unit ATM Programs the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2019, the Partnership issued 66,734 Series B Preferred Units under our Series B ATM Program, generating proceeds of approximately $1.7 million before issuance costs, respectively. No Series B Preferred Units were issued under our Series B ATM Program during the six months ended June 30, 2018. As of June 30, 2019, we have $32.7 million remaining available to be issued under the Series B ATM Program.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units balances and accreted up to the redemption value. During the three and six months ended June 30, 2019, 200 Series C Preferred Units were converted into 260 Common Units based on the holder’s option.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
June 30, 2018	July 19, 2018	August 14, 2018	$0.3675	$9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
March 31, 2019 (1)	April 19, 2019	May 15, 2019	0.3675	9,312
June 30, 2019 (1)	July 19, 2019	August 14, 2019	0.3675	9,312
Series A Preferred Units
June 30, 2018	June 21, 2018	July 16, 2018	$0.5000	$797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
March 31, 2019	March 21, 2019	April 15, 2019	0.5000	797
June 30, 2019	June 20, 2019	July 15, 2019	0.5000	828
Series B Preferred Units
June 30, 2018	July 19, 2018	August 15, 2018	$0.4938	$1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
March 31, 2019	April 19, 2019	May 15, 2019	0.4938	1,216
June 30, 2019	July 19, 2019	August 15, 2019	0.4938	1,257
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914
March 31, 2019	April 19, 2019	May 15, 2019	0.4614	923
June 30, 2019	July 19, 2019	August 15, 2019	0.4510	902

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.
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

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any Preferred Unit distributions and General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net income (loss) per unit includes the effects of potentially dilutive units on our common units.

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

The calculation of the undistributed net loss attributable to common unitholders for the three and six months ended June 30, 2019 and 2018 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to limited partners	$9,257	$6,097	$16,459	$12,834
Less:
Distributions declared on Preferred Units	(3,021)	(2,930)	(5,915)	(4,874)
General partner's incentive distribution rights (1)	(197)	(195)	(394)	(390)
Accretion of Series C preferred units	(94)	—	(450)	—
Net income attributable to common unitholders	5,945	2,972	9,700	7,570
Distributions declared on common units	(9,312)	(9,235)	(18,624)	(18,425)
Undistributed net loss	$(3,367)	$(6,263)	$(8,924)	$(10,855)

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the quarterly distribution for the three months ended March 31, 2019 and June 30, 2019. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income per common unit for the three months ended June 30, 2019 and 2018 follows (in thousands, except per unit data):

	Three Months Ended June 30,
	2019	2018
	Common Units	Common Units
Distributions declared	$9,312	$9,235
Undistributed net loss	(3,367)	(6,263)
Net income attributable to common units - basic	5,945	2,972
Net income attributable to common units - diluted	$5,945	$2,972
Weighted-average units outstanding:
Basic	25,339	25,058
Diluted	25,339	25,058
Net income per common unit:
Basic	$0.23	$0.12
Diluted (1)	$0.23	$0.12

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended June 30, 2019 and, as a result, have been excluded in the determination of diluted net income (loss) per common unit.

The calculation of net income (loss) per common and subordinated unit for the six months ended June 30, 2019 and 2018 follows (in thousands, except per unit data):

	Six Months Ended June 30,
	2019	2018
	Common Units	Common Units	Subordinated Units
Distributions declared	$18,624	$18,425	$—
Undistributed net loss	(8,924)	(10,552)	(303)
Net income (loss) attributable to common and subordinated units - basic	9,700	7,873	(303)
Net loss attributable to subordinated units	—	(303)	—
Net income (loss) attributable to common and subordinated units - diluted	$9,700	$7,570	$(303)
Weighted-average units outstanding:
Basic	25,338	24,032	779
Effect of dilutive subordinated units	—	779	—
Diluted	25,338	24,811	779
Net income per common and subordinated unit:
Basic	$0.38	$0.33	$(0.39)
Diluted (1)(2)	$0.38	$0.31	$(0.39)

(1)

The Partnership Agreement provides that when the subordination period ends, each outstanding subordinated unit will convert into one Common Unit and will thereafter participate pro rata with the other Common Units in distributions of available cash. Effective February 15, 2018, all of the subordinated units, which were owned by Landmark, were converted on a one-for-one basis into Common Units. The diluted effect of Landmark’s subordinated units is reflected using the “if-converted method” which assumes conversion of the subordinated units into Common Units and excludes the subordinated distributions from the calculation, as the “if-converted method” is more dilutive. Diluted net income (loss) per unit for the six months ended June 30, 2018, includes the full effect of the conversion of Landmark’s subordinated units into 3,135,109 of Common Units from the beginning of the period through the conversion date.

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the six months ended June 30, 2019 and, as a result, have been excluded in the determination of diluted net income (loss) per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	June 30, 2019		December 31, 2018
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$9,406	$9,851	$18,348	$18,867
Revolving credit facility	166,522	166,522	155,000	155,000
Secured Notes, net	221,270	225,216	223,685	224,333

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

As of June 30, 2019 and December 31, 2018, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	June 30, 2019	December 31, 2018
Derivative Assets (1)	$41	$4,590
Derivative Liabilities (1)	2,633	402

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

13. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and six months ended June 30, 2019, Landmark reimbursed us $1.1 million and $2.2 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. Additionally, indemnification of $0.4 million related to property taxes is included in capital contributions from Sponsor on the Consolidated and Combined Statements of Equity and Mezzanine Equity. For the three and six months ended June 30, 2018, Landmark reimbursed us $0.6 million and $1.8 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three and six months ended June 30, 2019 and 2018, we incurred $25,000 and $50,000, respectively, of license fees related to the AIF patent license agreement.

Right of First Offer

In accordance with the Partnership’s omnibus agreement, certain other investment funds managed by Landmark had granted us a right of first offer (“ROFO”) on real property interests that they owned or acquired before selling or transferring those assets to any third party. During the year ended December 31, 2018, the Partnership waived its ROFO on certain assets in investment funds managed by Landmark. During the six months ended June 30, 2018, the Partnership completed the following ROFO acquisitions:

Common Units
			Total No. of	Total	Total	Issued to
	Acquired	Total No.	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
January 18, 2018	Fund H	127	—	$59.9	1,506,421	—

See further discussion in Note 3, Acquisitions for additional information.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016 and 2017 secured notes and 0.5% of operating revenue for the 4.38% senior secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $0.1 million and $0.2 million of Secured Tenant Site Assets’ management fees during the three and six months ended June 30, 2019 and less than $0.1 million during the three and six months ended June 30, 2018, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three and six months ended June 30, 2019, the unconsolidated JV incurred $0.1 million and $0.2 million, respectively, of management fees.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of June 30, 2019 and 2018, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of June 30, 2019 and December 31, 2018, the Partnership had zero in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three and six months ended June 30, 2019 quarterly distribution totaling $0.2 million and $0.4 million, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the three and six months ended June 30, 2018, we paid $0.2 million and $0.4 million of incentive distribution rights.

Due from Affiliates

At June 30, 2019 and December 31, 2018, the General Partner and its affiliates owed $1.5 million and $1.4 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, indemnification of property taxes, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

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

The statements of operations for the reportable segments are as follows:

For the three months ended June 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,401	$5,223	$2,401	$—	$15,025
Expenses
Property operating	103	294	8	—	405
General and administrative	—	—	—	1,503	1,503
Acquisition-related	—	—	—	368	368
Amortization	2,315	1,021	120	—	3,456
Impairments	—	—	—	—	—
Total expenses	2,418	1,315	128	1,871	5,732
Total other income and expenses	5,135	60	6,814	(8,752)	3,257
Income (loss) before income tax expense (benefit)	10,118	3,968	9,087	(10,623)	12,550
Income tax expense	—	—	—	3,285	3,285
Net income (loss)	$10,118	$3,968	$9,087	$(13,908)	$9,265

For the three months ended June 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$10,364	$4,336	$2,096	$—	$16,796
Expenses
Property operating	22	172	35	—	229
General and administrative	—	—	—	1,089	1,089
Acquisition-related	—	—	—	196	196
Amortization	3,229	834	170	—	4,233
Impairments	—	103	—	—	103
Total expenses	3,251	1,109	205	1,285	5,850
Total other income and expenses	115	65	198	(5,092)	(4,714)
Income (loss) before income tax expense	7,228	3,292	2,089	(6,377)	6,232
Income tax expense	—	—	—	127	127
Net income (loss)	$7,228	$3,292	$2,089	$(6,504)	$6,105

For the six months ended June 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$14,641	$10,300	$4,477	$—	$29,418
Expenses
Property operating	135	576	359	—	1,070
General and administrative	—	—	—	2,981	2,981
Acquisition-related	—	—	—	495	495
Amortization	4,676	2,008	289	—	6,973
Impairments	—	204	—	—	204
Total expenses	4,811	2,788	648	3,476	11,723
Total other income and expenses	11,071	120	7,019	(16,023)	2,187
Income (loss) before income tax expense	20,901	7,632	10,848	(19,499)	19,882
Income tax expense	—	—	—	3,407	3,407
Net income (loss)	$20,901	$7,632	$10,848	$(22,906)	$16,475

For the six months ended June 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$20,009	$8,546	$3,936	$—	$32,491
Expenses
Property operating	98	343	74	—	515
General and administrative	—	—	—	2,788	2,788
Acquisition-related	—	—	—	381	381
Amortization	6,301	1,627	327	—	8,255
Impairments	—	103	—	—	103
Total expenses	6,399	2,073	401	3,169	12,042
Total other income and expenses	286	129	402	(8,217)	(7,400)
Income (loss) before income tax expense	13,896	6,602	3,937	(11,386)	13,049
Income tax expense	—	—	—	203	203
Net income (loss)	$13,896	$6,602	$3,937	$(11,589)	$12,846

The Partnership’s total assets by segment were (in thousands):

	June 30, 2019	December 31, 2018
Segments
Wireless communication	$413,854	$433,254
Outdoor advertising	266,461	216,326
Renewable power generation	100,053	112,338
Corporate assets	22,833	24,695
Total assets	$803,201	$786,613

The following table represents the Partnership’s rental revenues by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Country
United States	$13,329	$15,982	$26,231	$30,896
United Kingdom	1,338	617	2,516	1,194
Australia	344	182	643	372
Canada	14	15	28	29
Total rental revenue	$15,025	$16,796	$29,418	$32,491

The following table represents the Partnership’s total assets by country (in thousands):

	June 30, 2019	December 31, 2018
Country
United States	$703,555	$720,331
United Kingdom	85,789	53,850
Australia	13,239	11,830
Canada	618	602
Total assets	$803,201	$786,613

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

As of June 30, 2019, the Partnership had approximately $66.4 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

16. Tenant Concentration

For the three and six months ended June 30, 2019 and 2018, the Partnership had the following tenant revenue concentrations:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2019	2018	2019	2018
Clear Channel	11.7%	10.6%	11.9%	10.9%
T-Mobile	8.0%	10.3%	8.1%	10.5%
AT&T Mobility	7.1%	10.1%	7.3%	10.2%
Sprint	5.6%	8.7%	5.7%	8.8%

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

17. Supplemental Cash Flow Information

Noncash investing and financing activities for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Capital contribution to fund general and administrative expense reimbursement	$1,134	$578
Purchase price for acquisitions included in due to Landmark and affiliates	—	225
Issuance of common units for assets acquired from Fund H	—	27,342
Unit Exchange Program acquisitions	—	4,920
Distributions payable to preferred unitholders	1,763	1,735
Deferred loan costs included in accounts payable and accrued liabilities	—	50
Accretion of Series C preferred units	450	—
Conversion of Series C preferred units	5	—
Initial recognition of lease liabilities related to right of use assets	8,299	—
Purchase price for acquisitions and construction activities included in accounts payable	1,571	6,492

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$6,925	$10,292
Capitalized interest	768	220
Income taxes paid	181	74

18. Subsequent Event

On July 11, 2019, the Partnership borrowed £35.8 million under its revolving credit facility that bears interest at a rate equal to GBP LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels); this GBP amount borrowed was simultaneously converted to USD, and together with available cash, the Partnership repaid $45.0 million of the then outstanding USD borrowings under its revolving credit facility.

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

•	the number of completed infrastructure developments;
•	the return on infrastructure developments;
•	the prices we pay for our acquisitions of real property;
•	our management’s and our general partner’s conflicts of interest with our own;
•

the rent increases we are able to negotiate with our tenants, and the possibility of further consolidation among a relatively small number of significant tenants in the wireless communication and outdoor advertising industries;

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interest due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings;
•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions;
•	mergers or consolidations among wireless carriers; and
•	performance of our joint ventures.
•	fluctuations in foreign currency exchange rates

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, 90% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three months ended June 30, 2019, T-Mobile and Sprint represented approximately 8.0% and 5.6%, respectively, of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of June 30, 2019, we had a 95% occupancy rate with 1,912 of our 2,005 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Additionally, during the six months ended June 30, 2019 and year ended December 31, 2018, the Partnership acquired 119 tenant sites and 104 tenant sites from third parties for a total consideration of $13.1 million and $75.8 million, respectively. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

Sales

Our recent sales of real property interests and investments in receivables impacts the period to period comparability of our results of operations. During the six months ended June 30, 2019, the Partnership completed sales of its real property interests and investments in receivables for total consideration of $45.3 million and recognized a gain on sale of $17.5 million.

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

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), euro, Australian dollar and Canadian dollar. As of June 30, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £4.7 million. Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the six months ended June 30, 2019, the applicable spread was 2.00%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2019, the applicable annual commitment rate used was 0.175%.

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

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure (“FlexGridTM”) including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of June 30, 2019 and December 31, 2018, the Partnership’s $53.3 million and $29.6 million of construction in progress balance primarily related to the FlexGridTM solution and other projects, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

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

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three months ended June 30, 2019, T-Mobile and Sprint represented approximately 8.0% and 5.6%, respectively, of rental revenue.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), euro, Australian dollar and Canadian dollar. As of August 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million. Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2019, the applicable annual commitment rate used was 0.175%.

Changing Interest Rates and Foreign Currency Exchange Rates

Interest rates have been at or near historic lows in recent years. If interest rates rise, this may impact the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions. Additionally, fluctuations in foreign currencies in which the Partnership operates may impact asset valuation, revenue, the availability and terms of debt financing, our interest expense associated with existing and future debt or our ability to make accretive acquisitions.

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

Results of Operations

Our results of operations for all periods presented were affected by the formation of the unconsolidated JV, sales, and acquisitions made during the six months ended June 30, 2019 and the year ended December 31, 2018. As of June 30, 2019 and 2018, we had 2,005 and 2,415 available tenant sites with 1,912 and 2,327 leased tenant sites, respectively.

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Revenue
Rental revenue	$15,025	$16,796	$(1,771)
Expenses
Property operating	405	229	176
General and administrative	1,503	1,089	414
Acquisition-related	368	196	172
Amortization	3,456	4,233	(777)
Impairments	—	103	(103)
Total expenses	5,732	5,850	(118)
Other income and expenses
Interest and other income	172	408	(236)
Interest expense	(4,692)	(6,408)	1,716
Unrealized gain (loss) on derivatives	(4,013)	1,286	(5,299)
Equity income from unconsolidated joint venture	164	—	164
Gain on sale of real property interests	11,673	—	11,673
Foreign currency transaction loss	(47)	—	(47)
Total other income and expenses	3,257	(4,714)	7,971
Income before income tax expense	12,550	6,232	6,318
Income tax expense	3,285	127	3,158
Net income	$9,265	$6,105	$3,160

Rental Revenue

Rental revenue decreased $1.8 million primarily due to the formation of the unconsolidated JV offset by rental income for assets acquired subsequent to June 30, 2018. Rental revenue for the three months ended June 30, 2018 includes $3.5 million of revenue generated from the assets contributed to the JV. On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Rental income for the three months ended June 30, 2019 includes $1.0 million attributed to assets acquired subsequent to June 30, 2018. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $7.4 million, $5.2 million, and $2.4 million, or 49% , 35%, and 16% of total rental revenue, respectively, during the three months ended June 30, 2019, compared to $10.4 million, $4.3 million, and $2.1 million, or 62%, 26%, and 12% of total rental revenue, respectively, during the three months ended June 30, 2018. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 93%, 98%, and 100%, respectively, at June 30, 2019 compared to 96%, 98%, and 100%, respectively, at June 30, 2018. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,940, $2,310, and $9,713, respectively, during the three months ended June 30, 2019 compared to $1,995, $2,349, and $9,510, respectively, during the three months ended June 30, 2018.

Property Operating

Property operating expenses increased $0.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure and rent expense on assets subject to ground lease. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy FlexGridTM solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses increased $0.4 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in accounting, tax and legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended June 30, 2019 and 2018, Landmark reimbursed us $1.1 million and $0.6 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. Additionally, during the three months ended June 30, 2019, $0.1 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Landmark.

Acquisition‑Related

Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.

Amortization

Amortization expense decreased $0.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as a result of having a greater number of average tenant sites as of June 30, 2018 compared to June 30, 2019. Amortization of investments in real property rights with finite useful lives and in‑place lease values decreased as a result of contributing assets to the unconsolidated JV. Amortization expense during the three months ended June 30, 2018 included $0.9 million of amortization expense generated from the JV assets during the three months ended June 30, 2018.

Impairments

Impairments decreased $0.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to one lease termination in our outdoor advertising segment for $0.1 million during the three months ended June 30, 2018. There was no impairment during the three months ended June 30, 2019.

Interest and Other Income

Interest and other income decreased $0.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily as a result of the sale of investments in receivables during the three months ended June 30, 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments. We expect interest and other income to decrease in future periods as a result of the sale of $8.3 million in investments in receivables during the three months ended June 30, 2019.

Interest Expense

Interest expense decreased $1.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a lower average debt balance of approximately $395.3 million for the three months ended June 30, 2019 compared to an average debt balance of approximately $537.9 million during the three months ended June 30, 2018.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the three months ended June 30, 2019 and unrealized gain for the three months ended June 30, 2018 reflect the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the formation of the JV on September 24, 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the three months ended June 30, 2019, the Partnership recognized a gain on sale of real property interests of $11.7 million related to the sale of real property interests and investments in receivables to a third party that were held for sale as of March 31, 2019.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased less than $0.1 million during the three months ended June 30, 2019 as a result of changes in exchange rates affecting £4.7 million of outstanding borrowings denominated in GBP and foreign currency interest rate swap agreement denominated in GBP. We expect additional fluctuations of foreign currency transactions in future periods as a result of future borrowing of foreign currency transactions under our revolving credit facility denominated in foreign currencies.

Income Tax Expense

Income tax expense increased $3.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.1 million income tax expense related to the gain. Additionally, certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

The following table summarizes the consolidated statements of operations of the Partnership for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Revenue
Rental revenue	$29,418	$32,491	$(3,073)
Expenses
Property operating	1,070	515	555
General and administrative	2,981	2,788	193
Acquisition-related	495	381	114
Amortization	6,973	8,255	(1,282)
Impairments	204	103	101
Total expenses	11,723	12,042	(319)
Other income and expenses
Interest and other income	566	846	(280)
Interest expense	(9,180)	(12,680)	3,500
Unrealized gain (loss) on derivatives	(6,775)	4,434	(11,209)
Equity income from unconsolidated joint venture	109	—	109
Gain on sale of real property interests	17,535	—	17,535
Foreign currency transaction loss	(68)	—	(68)
Total other income and expenses	2,187	(7,400)	9,587
Income before income tax expense	19,882	13,049	6,833
Income tax expense	3,407	203	3,204
Net income	$16,475	$12,846	$3,629

Rental Revenue

Rental revenue decreased $3.1 million primarily due to the formation of the unconsolidated JV offset by rental income for assets acquired subsequent to June 30, 2018. Rental revenue for the six months ended June 30, 2018 includes $6.8 million of revenue generated from the assets contributed to the JV. On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Rental income for the six months ended June 30, 2019 included $1.6 million attributed to assets acquired subsequent to June 30, 2018. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $14.6 million, $10.3 million, and $4.5 million, or 50%, 35%, and 15% of total rental revenue, respectively, during the six months ended June 30, 2019, compared to $20.0 million, $8.6 million, and $3.9 million, or 62%, 26%, and 12% of total rental revenue, respectively, during the six months ended June 30, 2018. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 93%, 98%, and 100%, respectively, at June 30, 2019 compared to 96%, 98%, and 100%, respectively, at June 30, 2018. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,929, $2,277, and $9,359, respectively, during the six months ended June 30, 2019 compared to $1,957, $2,313, and $8,928, respectively, during the six months ended June 30, 2018.

Property Operating

Property operating expenses increased $0.6 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure and rent expense on assets subject to ground lease. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy FlexGridTM solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

General and Administrative

General and administrative expenses increased $0.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in accounting, tax and legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the six months ended June 30, 2019 and 2018, Landmark reimbursed us $2.1 million and $1.8 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. Additionally, during the six months ended June 30, 2019, $0.1 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Landmark.

Acquisition‑Related

Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.

Amortization

Amortization expense decreased $1.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of having a greater number of average tenant sites as of June 30, 2018 compared to June 30, 2019. Amortization of investments in real property rights with finite useful lives and in‑place lease values decreased as a result of contributing assets to the unconsolidated JV. Amortization expense during the six months ended June 30, 2018 included $1.8 million of amortization expense generated from the JV assets during the six months ended June 30, 2018.

Impairments

Impairments increased $0.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to two lease terminations in our outdoor advertising segment for $0.2 million during the six months ended June 30, 2019, compared to one lease termination in our outdoor advertising segment for $0.1 million during the three months ended June 30, 2018.

Interest and Other Income

Interest and other income decreased $0.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of the sale of investments in receivables during the six months ended June 30, 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments. We expect interest and other income to decrease in future periods as a result of the sale of $8.3 million in investments in receivables during the six months ended June 30, 2019.

Interest Expense

Interest expense decreased $3.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a lower average debt balance of approximately $391.0 million for the six months ended June 30, 2019 compared to an average debt balance of approximately $518.4 million during the six months ended June 30, 2018.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the six months ended June 30, 2019 and unrealized gain for the six months ended June 30, 2018 reflect the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the formation of the JV on September 24, 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the six months ended June 30, 2019, the Partnership recognized a gain on sale of real property interests of $17.5 million primarily related to the sale of real property interests and investments in receivables to a third party that were held for sale as of December 31, 2018 and March 31, 2019.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased $0.1 million during the six months ended June 30, 2019 as a result of changes in exchange rates affecting £4.7 million of outstanding borrowings denominated in GBP and foreign currency interest rate swap agreement denominated in GBP. We expect additional fluctuations of foreign currency transactions in future periods as a result of future borrowing of foreign currency transactions under our revolving credit facility denominated in foreign currencies.

Income Tax Expense

Income tax expense increased $3.2 million during the six months ended June 30, 2019 compared to six months ended June 30, 2018 due to a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.1 million income tax expense related to the gain. Additionally certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$8,716	$9,886	$16,883	$21,566
Unit-based compensation	—	—	(130)	(70)
Unrealized gain (loss) on derivatives	(4,013)	1,286	(6,775)	4,434
Amortization expense	(3,456)	(4,233)	(6,973)	(8,255)
Amortization of above- and below-market rents, net	214	347	438	675
Amortization of deferred loan costs	(677)	(897)	(1,342)	(1,695)
Amortization of discount on secured notes	(93)	(93)	(186)	(186)
Receivables interest accretion	3	—	6	—
Impairments	—	(103)	(204)	(103)
Gain on sale of real property interests, net of income taxes	11,673	—	17,535	—
Allowance for doubtful accounts	—	(39)	(5)	(29)
Equity income from unconsolidated joint venture	164	—	109	—
Distributions of earnings from unconsolidated joint venture	(1,101)	—	(2,583)	—
Foreign currency transaction loss	(47)	—	(68)	—
Working capital changes	(2,118)	(49)	(230)	(3,491)
Net income	$9,265	$6,105	$16,475	$12,846
Interest expense	4,692	6,408	9,180	12,680
Amortization expense	3,456	4,233	6,973	8,255
Income tax expense	3,285	127	3,407	203
Adjustments for investment in unconsolidated joint venture	1,553	—	3,091	—
EBITDA	$22,251	$16,873	$39,126	$33,984
Impairments	—	103	204	103
Acquisition-related	368	196	495	381
Unrealized (gain) loss on derivatives	4,013	(1,286)	6,775	(4,434)
Gain on sale of real property interests, net of income taxes	(11,673)	—	(17,535)	—
Unit-based compensation	—	—	130	70
Straight line rent adjustments	159	63	269	144
Amortization of above- and below-market rents, net	(214)	(347)	(438)	(675)
Repayments of investments in receivables	124	309	274	608
Adjustments for investment in unconsolidated joint venture	(92)	—	53	—
Foreign currency transaction loss	47	—	68	—
Deemed capital contribution due to cap on general and administrative expense reimbursement	1,134	578	2,128	1,780
Adjusted EBITDA	$16,117	$16,489	$31,549	$31,961

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,265	$6,105	$16,475	$12,846
Adjustments:
Amortization expense	3,456	4,233	6,973	8,255
Impairments	—	103	204	103
Gain on sale of real property interests, net of income taxes	(8,620)	—	(14,482)	—
Adjustments for investment in unconsolidated joint venture	797	—	1,777	—
Distributions to preferred unitholders	(3,021)	(2,930)	(5,915)	(4,874)
Distributions to noncontrolling interests	(8)	(8)	(16)	(12)
FFO	$1,869	$7,503	$5,016	$16,318
Adjustments:
General and administrative expense reimbursement	1,134	578	2,128	1,780
Acquisition-related expenses	368	196	495	381
Unrealized (gain) loss on derivatives	4,013	(1,286)	6,775	(4,434)
Straight line rent adjustments	159	63	269	144
Unit-based compensation	—	—	130	70
Amortization of deferred loan costs and discount on secured notes	770	990	1,528	1,881
Amortization of above- and below-market rents, net	(214)	(347)	(438)	(675)
Deferred income tax expense	53	51	53	51
Repayments of receivables	124	309	274	608
Adjustments for investment in unconsolidated joint venture	(12)	—	25	—
Foreign currency transaction loss	47	—	68	—
AFFO	$8,311	$8,057	$16,323	$16,124

FFO per common unit - diluted	$0.07	$0.30	$0.20	$0.66
AFFO per common unit - diluted	$0.33	$0.32	$0.64	$0.65
Weighted average common units outstanding - diluted	25,339	25,058	25,338	24,811

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

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.3 million per quarter, or $37.2 million per year in the aggregate, based on the number of common units outstanding as of August 1, 2019. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.1 million per quarter, or approximately $8.4 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of August 1, 2019. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2019, there were 1,999,800 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common and Subordinated Units and IDRs
June 30, 2018	$0.3675	$9,431	August 14, 2018
September 30, 2018 (1)	0.3675	9,285	November 14, 2018
December 31, 2018 (1)	0.3675	9,312	February 14, 2019
March 31, 2019 (1)	0.3675	9,312	May 15, 2019
June 30, 2019 (1)	0.3675	9,312	August 14, 2019
Series A Preferred Units
June 30, 2018	$0.5000	$797	July 16, 2018
September 30, 2018	0.5000	797	October 15, 2018
December 31, 2018	0.5000	797	January 15, 2019
March 31, 2019	0.5000	797	April 15, 2019
June 30, 2019	0.5000	828	July 15, 2019
Series B Preferred Units
June 30, 2018	$0.4938	$1,216	August 15, 2018
September 30, 2018	0.4938	1,216	November 15, 2018
December 31, 2018	0.4938	1,216	February 15, 2019
March 31, 2019	0.4938	1,216	May 15, 2019
June 30, 2019	0.4938	1,257	August 15, 2019
Series C Preferred Units
June 30, 2018 (2)	$0.2090	$418	May 15, 2018
June 30, 2018	0.4400	880	August 15, 2018
September 30, 2018	0.4382	876	November 15, 2018
December 31, 2018	0.4571	914	February 15, 2019
March 31, 2019	0.4614	923	May 15, 2019
June 30, 2019	0.4510	902	August 15, 2019

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

As of June 30, 2019, we had $387.8 million of total outstanding indebtedness. As of August 1, 2019, the Partnership had $166.5 million of outstanding borrowings on our revolving credit facility, and we had $283.5 million of undrawn borrowing capacity (including a standby letter of credit arrangement of $2.4 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$16,883	$21,566
Net cash provided by (used in) investing activities	3,242	(73,425)
Net cash (used in) provided by financing activities	(11,750)	40,591

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Net cash provided by operating activities.  Net cash provided by operating activities decreased $4.7 million to $16.9 million for the six months ended June 30, 2019 compared to $21.6 million for the six months ended June 30, 2018. The decrease is primarily attributable to formation of the unconsolidated JV in which the Partnership contributed 545 tenant site assets to the unconsolidated JV in exchange for a 50.01% membership interest in the unconsolidated JV and the timing of payments of account payable and accrued liabilities.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $3.2 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $73.4 million for the six months ended June 30, 2018. The change in net cash used in investing activities was primarily due to the proceeds received from the sale of real property interests and investments in receivables for $45.1 million and less asset acquisitions in 2019 compared to 2018.

Net cash (used in) provided by financing activities.  Net cash used in financing activities was $11.8 million for the six months ended June 30, 2019 compared to net cash provided by financing activities of $40.6 million for the six months ended June 30, 2018. The change in net cash (used in) provided by financing activities was primarily attributable to the net decrease of $77.6 million in proceeds from the net borrowings from the secured facility, issuance of secured notes and equity offerings during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Additionally, the difference between the cost and the sales price of the Drop-down Acquisition completed during the six months ended June 30, 2018 is treated as a distribution to Landmark.

Revolving Credit Facility

Our revolving credit facility will mature on November 15, 2023 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), euro, Australian dollar and Canadian dollar. Subsequent to June 30, 2019, the Partnership borrowed and additional £35.8 million subject to GBP LIBOR. As of August 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million, that bears interest at a rate equal to GBP LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries is pledged as collateral under our revolving credit facility.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the six months ended June 30, 2019, the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2019, the applicable annual commitment rate used was 0.175%.

As of June 30, 2019, we had $166.5 million of total outstanding indebtedness under our revolving credit facility with $283.5 million available under the revolving credit facility (including a standby letter of credit arrangement of $2.4 million), subject to compliance with certain covenants. The Partnership was also in compliance with all covenants under its revolving credit facility at June 30, 2019. As of August 1, 2019, the Partnership had $166.5 million of outstanding borrowings on our revolving credit facility, and we had $283.5 million of undrawn borrowing capacity (including a standby letter of credit arrangement of $2.4 million), subject to compliance with certain covenants, under our revolving credit facility.

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

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 8, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of June 30, 2019, $4.1 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 8, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of June 30, 2019, the DSCR for the 2017 Securitization and 2016 Securitization is above 2.0, respectively, and above 1.1 for the 4.38% Senior Secured Notes.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of June 30, 2019, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

Distributions on the Series C Preferred Units will be the 15th day of February, May, August and November of each year. The prorated initial distribution on the Series C Preferred Units was paid on May 15, 2018 in an amount equal to $0.2090 per Series C Preferred Unit. Distributions for the Series C Preferred Units will accrue from, and including the date of original issuance, to, but excluding, May 15, 2025, at an annual rate equal to the greater of (i) 7.00% per annum and (ii) the sum of (a) the three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. On and after May 15, 2025, distributions on the Series C Preferred Units will accrue at 9.00% per annum of the $25.000 liquidation preference per Series C Preferred Unit (equal to $2.25 per Series C Preferred Unit per annum). The Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, on or after May 20, 2025 at the liquidation preference of $25.00 per Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared.

ATM Programs

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B ATM Program” and together with the 2019 Series A ATM Program and the 2019 Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

During the six months ended June 30, 2019, the Partnership issued a total of 56,651 Series A Preferred Units and 66,734 Series B Preferred Units under the ATM Programs generating total proceeds of approximately $3.1 million before issuance costs. The Partnership did not issue Common Units under the 2019 Common Unit ATM Program during the six months ended June 30, 2019.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. As of June 30, 2019, there were no amounts drawn on the standby letter of credit.

As of June 30, 2019, we do not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of June 30, 2019, our revolving credit facility had an outstanding balance of $166.5 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of June 30, 2019, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. On November 15, 2018, the Partnership entered into an interest rate swap agreement with a notional amount of £38 million with a fixed rate at 1.49% on floating GBP LIBOR with an effective date of November 30, 2020. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. As of August 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million, that bears interest at a rate equal to GBP LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels).

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2019, there were 1,999,800 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets we are exposed to market risk from changes in foreign currency exchange rates. Approximately 11% and 5% of rental revenue was denominated in foreign currencies for the three months ended June 30, 2019 and 2018, respectively, and 11% and 5% of rental revenue for the six months ended June 30, 2019, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

1.2

At-the-Market Issuance Sales Agreement, dated as of May 3, 2019, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 3, 2019).

1.3

At-the-Market Issuance Sales Agreement, dated as of May 3, 2019, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 3, 2019).

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

10.2

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

10.5

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on August 7, 2019.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer