Form 10-Q
period 2019-09-30
Landmark Infrastructure Partners LP
filed 2019-11-06
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 25,353,140 common units outstanding at November 1, 2019.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	September 30, 2019	December 31, 2018
Assets
Land	$136,221	$128,302
Real property interests	523,303	517,423
Construction in progress	58,507	29,556
Total land and real property interests	718,031	675,281
Accumulated amortization real property interests	(46,753)	(39,069)
Land and net real property interests	671,278	636,212
Investments in receivables, net	8,741	18,348
Investment in unconsolidated joint venture	62,524	65,670
Cash and cash equivalents	4,920	4,108
Restricted cash	5,417	3,672
Rent receivables, net	5,098	4,292
Due from Landmark and affiliates	1,876	1,390
Deferred loan costs, net	4,854	5,552
Deferred rent receivable	5,970	5,251
Derivative assets	—	4,590
Other intangible assets, net	19,469	20,839
Assets held for sale (AHFS)	392	7,846
Other assets	13,467	8,843
Total assets	$804,006	$786,613
Liabilities and equity
Revolving credit facility	$175,313	$155,000
Secured notes, net	219,535	223,685
Accounts payable and accrued liabilities	8,922	7,435
Other intangible liabilities, net	7,923	9,291
Liabilities associated with AHFS	—	397
Lease liability	10,076	—
Prepaid rent	5,549	5,418
Derivative liabilities	4,765	402
Total liabilities	432,083	401,628
Commitments and contingencies (Note 15)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,988,700 and 2,000,000 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively	47,571	47,308
Equity
Series A cumulative redeemable preferred units, 1,674,156 and 1,593,149 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively	39,018	37,207
Series B cumulative redeemable preferred units, 2,544,793 and 2,463,015 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively	60,926	58,936
Common units, 25,353,140 and 25,327,801 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively	394,036	411,158
General Partner	(163,370)	(167,019)
Accumulated other comprehensive loss	(6,459)	(2,806)
Total partners' equity	324,151	337,476
Noncontrolling interests	201	201
Total equity	324,352	337,677
Total liabilities, mezzanine equity and equity	$804,006	$786,613

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rental revenue	$14,402	$17,560	$43,820	$50,051
Expenses
Property operating	435	360	1,505	875
General and administrative	1,288	735	4,269	3,523
Acquisition-related	119	88	614	469
Amortization	3,395	4,293	10,368	12,548
Impairments	442	877	646	980
Total expenses	5,679	6,353	17,402	18,395
Other income and expenses
Interest and other income	198	434	764	1,280
Interest expense	(4,259)	(6,906)	(13,439)	(19,586)
Unrealized gain (loss) on derivatives	(2,188)	774	(8,963)	5,208
Equity income from unconsolidated joint venture	154	59	263	59
Gain on sale of real property interests	473	100,039	18,008	100,039
Foreign currency transaction gain	1,113	—	1,045	—
Total other income and expenses	(4,509)	94,400	(2,322)	87,000
Income before income tax expense	4,214	105,607	24,096	118,656
Income tax expense	228	460	3,635	663
Net income	3,986	105,147	20,461	117,993
Less: Net income attributable to noncontrolling interest	7	8	23	20
Net income attributable to limited partners	3,979	105,139	20,438	117,973
Less: Distributions declared to preferred unitholders	(2,985)	(2,868)	(8,900)	(7,742)
Less: General partner's incentive distribution rights	(197)	(197)	(591)	(587)
Less: Accretion of Series C preferred units	(96)	—	(546)	—
Net income attributable to common and subordinated unitholders	$701	$102,074	$10,401	$109,644
Net income (loss) per common and subordinated unit
Common units – basic	$0.03	$4.06	$0.41	$4.51
Common units – diluted	$0.03	$3.71	$0.41	$4.18
Subordinated units – basic and diluted	$—	$—	$—	$(0.59)
Weighted average common and subordinated units outstanding
Common units – basic	25,341	25,138	25,339	24,405
Common units – diluted	25,341	27,741	25,339	26,658
Subordinated units – basic and diluted	—	—	—	517
Cash distributions declared per common and subordinated unit	$0.3675	$0.3675	$1.1025	$1.1025

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$3,986	$105,147	$20,461	$117,993
Other comprehensive income:
Foreign currency translation adjustment	(2,981)	(1,035)	(3,653)	(2,317)
Other comprehensive income	(2,981)	(1,035)	(3,653)	(2,317)
Comprehensive income	1,005	104,112	16,808	115,676
Less: Comprehensive income attributable to noncontrolling interest	7	8	23	20
Comprehensive income attributable to limited partners	$998	$104,104	$16,785	$115,656

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,038	—	1,038	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	—
Issuance of Common Units, net	1,721	—	—	—	30,926	—	—	—	—	—	—	30,926	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(7,959)	(1,152)	(768)	(1,176)	(302)	—	(4)	(11,361)	—
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	1,202	—	—	1,202	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income (loss)	—	—	—	—	4,901	(303)	768	1,176	195	—	4	6,741	—
Balance as of March 31, 2018	25,006	—	1,593	2,463	$334,651	$—	$37,207	$58,936	$(169,818)	$2,006	$201	$263,183	$—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,320)	—	(2,320)	—
Issuance of Preferred Units, net	—	—	—	—	—	—	—	—	—	—	—	—	47,534
Issuance of Common Units, net	125	—	—	—	1,773	—	—	—	—	—	—	1,773	—
Distributions	—	—	—	—	(9,189)	—	(806)	(1,256)	(194)	—	(8)	(11,453)	(868)
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	578	—	—	578	—
Net income	—	—	—	—	2,972	—	806	1,256	195	—	8	5,237	868
Balance as of June 30, 2018	25,131	—	1,593	2,463	$330,207	$—	$37,207	$58,936	$(169,239)	$(314)	$201	$256,998	$47,534
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,035)	—	(1,035)	—
Issuance of Common Units, net	135	—	—	—	1,830	—	—	—	—	—	—	1,830	—
Distributions	—	—	—	—	(9,236)	—	(796)	(1,204)	(393)	—	(8)	(11,637)	(868)
Capital contribution from Sponsor	—	—	—	—	—	—	—	—	289	—	—	289	—
Other deemed contributions	—	—	—	—	—	—	—	—	197	—	—	197	—
Net income	—	—	—	—	102,074	—	796	1,204	197	—	8	104,279	868
Balance as of September 30, 2018	25,266	—	1,593	2,463	$424,875	$—	$37,207	$58,936	$(168,949)	$(1,349)	$201	$350,921	$47,534

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2018	25,328	1,593	2,463	$411,158	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,743	—	1,743	—
Distributions	—	—	—	(9,312)	(788)	(1,189)	(197)	—	(8)	(11,494)	(917)
Capital contribution from Sponsor	—	—	—	—	—	—	994	—	—	994	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Unit-based compensation	10	—	—	130	—	—	—	—	—	130	—
Net income	—	—	—	3,755	788	1,189	197	—	8	5,937	1,273
Balance as of March 31, 2019	25,338	1,593	2,463	$405,731	$37,207	$58,936	$(165,828)	$(1,063)	$201	$335,184	$47,664
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,415)	—	(2,415)	—
Issuance of Preferred Units, net	—	57	67	—	1,259	1,639	—	—	—	2,898	—
Conversion of Preferred Units	1	—	—	5	—	—	—	—	—	5	(5)
Distributions	—	—	—	(9,312)	(829)	(1,260)	(197)	—	(8)	(11,606)	(933)
Capital contribution from Sponsor	—	—	—	—	—	—	1,134	—	—	1,134	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Net income	—	—	—	5,945	829	1,260	197	—	8	8,239	1,026
Balance as of June 30, 2019	25,339	1,650	2,530	$402,369	$38,466	$60,575	$(164,497)	$(3,478)	$201	$333,636	$47,752
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,981)	—	(2,981)	—
Issuance of Preferred Units, net	—	24	15	—	552	351	—	—	—	903	—
Conversion of Preferred Units	14	—	—	278	—	—	—	—	—	278	(278)
Distributions	—	—	—	(9,312)	(838)	(1,260)	(197)	—	(7)	(11,614)	(886)
Capital contribution from Sponsor	—	—	—	—	—	—	930	—	—	930	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Net income	—	—	—	701	838	1,260	197	—	7	3,003	983
Balance as of September 30, 2019	25,353	1,674	2,545	$394,036	$39,018	$60,926	$(163,370)	$(6,459)	$201	$324,352	$47,571

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$20,461	$117,993
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	130	70
Unrealized (gain) loss on derivatives	8,963	(5,208)
Amortization expense	10,368	12,548
Amortization of above- and below- market lease, net	(654)	(1,008)
Amortization of deferred loan costs	2,029	2,724
Amortization of discount on secured notes	279	280
Receivables interest accretion	(9)	—
Impairments	646	980
Gain on sale of real property interests	(18,008)	(100,039)
Allowance for doubtful accounts	107	(23)
Equity income from unconsolidated joint venture	(263)	(59)
Return on investment in unconsolidated joint venture	2,883	—
Foreign currency transaction gain	(1,045)	—
Changes in operating assets and liabilities:
Rent receivables, net	(462)	123
Accounts payable and accrued liabilities	2,704	414
Deferred rent	414	177
Prepaid rent	139	1,005
Due from Landmark and affiliates	(569)	61
Other assets	(6,159)	1,031
Net cash provided by operating activities	21,954	31,069
Investing activities
Acquisition of land	(9,754)	(15,573)
Acquisition of real property interests and development activities	(41,710)	(85,411)
Proceeds from sale of real property interests	46,107	64,036
Repayments of receivables	430	915
Net cash used in investing activities	(4,927)	(36,033)
Financing activities
Proceeds from the issuance of Common Units, net	—	437
Proceeds from the issuance of Preferred Units, net	1,811	48,137
Proceeds from the issuance of Series B Preferred Units, net	1,990	—
Proceeds from revolving credit facility	97,931	105,500
Proceeds from the issuance of secured notes	—	169,128
Principal payments on revolving credit facility	(76,500)	(269,000)
Principal payments on secured notes	(5,528)	(3,995)
Deferred loan costs	(232)	(6,233)
Capital contribution to fund general and administrative expense reimbursement	2,892	2,271
Distributions to preferred unitholders	(8,841)	(7,320)
Distributions to common and subordinated unitholders	(27,936)	(28,228)
Distributions to non-controlling interests	(23)	(20)
Consideration associated with Drop-down Acquisitions	—	(20,394)
Net cash used in financing activities	(14,436)	(9,717)
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(34)	(67)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,557	(14,748)
Cash, cash equivalents and restricted cash at beginning of the period	7,780	27,860
Cash, cash equivalents and restricted cash at end of the period	$10,337	$13,112

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of September 30, 2019, the Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and nine months ended September 30, 2019 and 2018 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All references to tenant sites are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the public company accounting oversight board (U.S.).

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

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the nine months ended September 30, 2019.

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

For acquisitions subsequent to the adoption of the new lease ASUs on January 1, 2019, the Partnership evaluates whether an easement meets the definition of a lease under the new lease ASU. The Partnership determines if an arrangement is a lease at the inception of the agreement. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. The Partnership is both a lessor and a lessee. While most of our leases are and will continue to be classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of leases that have recurring ground lease rental payments. We applied the modified retrospective transition method and practical expedients mentioned above to all leases existing at January 1, 2019. The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities in the Consolidated Balance Sheets on January 1, 2019 for leases of $7.6 million, based on the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We used a discount rate of approximately 4.5%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The ASUs did not significantly affect the calculations of our debt covenants. As of September 30, 2019, ROU assets were included in in real property interests in the Consolidated Balance Sheets.

The following table represents the future minimum ground lease payments as of September 30, 2019 (in thousands).

2019 (three months)	$139
2020	566
2021	578
2022	590
2023	606
Thereafter	13,859
Total	$16,338

3. Acquisitions

Drop-down Acquisitions

During the nine months ended September 30, 2018, the Partnership completed one drop-down acquisition from our Sponsor and affiliates (referred to as the “Drop-down Acquisition”). Certain real property interests included in the Drop-down Acquisition completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”). The following table presents the Drop-down Acquisition completed by the Partnership during 2018:

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

Third Party Acquisitions

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Partnership completed various direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	No. of Tenant Sites				Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Borrowings and Available Cash	Common Units	Total
First Quarter
International	—	104	—	104	$6.0	$—	$6.0
Total	—	104	—	104	$6.0	$—	$6.0
Second Quarter
International	—	7	—	7	$6.7	$—	$6.7
Domestic	—	—	8	8	0.4	—	0.4
Total	—	7	8	15	$7.1	$—	$7.1
Third Quarter
International	—	10	—	10	$3.8	$—	$3.8
Domestic	1	—	—	1	0.3	—	0.3
Total	1	10	—	11	$4.1	$—	$4.1
2019 Total	1	121	8	130	$17.2	$—	$17.2
First Quarter
UEP	5	1	—	6	$—	$3.2	$3.2
Domestic	15	12	—	27	21.3	—	21.3
Total	20	13	—	33	$21.3	$3.2	$24.5
Second Quarter
International	—	8	—	8	$7.3	$—	$7.3
UEP	7	1	—	8	0.6	1.8	2.4
Domestic	3	1	—	4	21.5	—	21.5
Total	10	10	—	20	$29.4	$1.8	$31.2
Third Quarter
International	2	12	—	14	$14.2	$—	$14.2
UEP	10	—	—	10	0.9	1.8	2.7
Domestic	2	11	—	13	2.0	—	2.0
Total	14	23	—	37	$17.1	$1.8	$18.9
Fourth Quarter
International	—	8	—	8	$0.2	$—	$0.2
UEP	4	—	—	4	—	0.9	0.9
Domestic	1	1	—	2	0.1	—	0.1
Total	5	9	—	14	$0.3	$0.9	$1.2
2018 Total	49	55	—	104	$68.1	$7.7	$75.8

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	September 30, 2019	December 31, 2018
Land	$136,221	$128,302
Real property interests – perpetual	104,036	101,343
Real property interests – finite life	400,418	416,080
Real property interests – ROU assets	18,849	—
Total real property interests	523,303	517,423
Construction in progress	58,507	29,556
Total land and real property interests	718,031	675,281
Accumulated amortization of real property interests	(46,753)	(39,069)
Land and net real property interests	$671,278	$636,212

During the three months ended September 30, 2019, the Partnership completed a sale of two wireless communication sites held for sale commencing March 31, 2019 and one outdoor advertising site to a third party in exchange for cash consideration of $1.1 million. We recognized a gain on sale of real property interest of $0.5 million upon completion of the sale.

On January 4, 2019, the Partnership completed the sale of its real property interest held for sale as of December 31, 2018 for total consideration of $13.5 million. We recognized a gain on sale of real property interest of $5.9 million upon completion of the sale.

On June 27, 2019, the Partnership completed a sale of its real property interests and investments in receivables held for sale commencing March 31, 2019 in its taxable subsidiary for total consideration of $31.8 million. We recognized a gain on sale of real property interests and investments in receivables of $11.7 million before income taxes, or $8.6 million after income taxes, upon completion of the sale.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. During the year ended December 31, 2018, the Partnership completed construction on four smart enabled infrastructure sites totaling $1.5 million. As of September 30, 2019 and December 31, 2018, the Partnership’s $58.5 million and $29.6 million, respectively, of construction in progress primarily related to the construction of the smart enabled infrastructure solution and other projects.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of September 30, 2019, the consolidated joint venture had 155 tenant sites and one investment in receivable with total net book value of $77.6 million. During the three and nine months ended September 30, 2019, the consolidated joint venture generated rental revenue of $1.5 million and $4.0 million, respectively. During the three and nine months ended September 30, 2018, the consolidated joint venture generated rental revenue of $0.9 million and $2.0 million, respectively.

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

The following table summarizes final allocations for acquisitions during the nine months ended September 30, 2019 and the year ended December 31, 2018 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in	In-place	Above-market	Below-market
		real property	lease	lease	lease	ROU	Lease
Period	Land	interests	intangibles	intangibles	intangibles	Asset	liability	Total
2019	$8,038	$478	$537	$81	$(22)	$9,629	$(732)	$18,009
2018	16,646	91,314	7,939	1,309	(2,031)	—	—	115,177

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of September 30, 2019, are as follows (in thousands):

2019 (three months)	$2,831
2020	11,433
2021	10,817
2022	10,453
2023	10,361
Thereafter	326,619
Total	$372,514

The weighted average remaining amortization period for non‑perpetual real property interests is 41 years as of September 30, 2019.

During the three and nine months ended September 30, 2019, four and six of the Partnership’s real property interests were impaired and recognized impairment charges totaling $0.4 million and $0.6 million, respectively. During the three and nine months ended September 30, 2018, one and two of the Partnership’s real property interest were impaired and recognized impairment charges totaling $0.1 million and $0.2 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero.

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

In March 2019, the Partnership entered into a plan to sell one of its real property interests. The Partnership determined that the sale did not meet the criteria for discontinued operations presentation as the plan to sell did not represent a strategic shift that would have a major effect on its operations and financial results. As a result of this classification, the asset was separately presented as AHFS in the consolidated balance sheet as of September 30, 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

	September 30, 2019	December 31, 2018
Land	$—	$1,286
Real property interests, net	392	5,566
Other intangible assets, net	—	994
AHFS	$392	$7,846
Other intangible liabilities, net	$—	$397
Liabilities associated with AHFS	$—	$397

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	September 30, 2019	December 31, 2018
Acquired in-place lease
Gross amount	$23,546	$23,261
Accumulated amortization	(7,442)	(6,237)
Net amount	$16,104	$17,024
Acquired above-market leases
Gross amount	$6,617	$6,542
Accumulated amortization	(3,252)	(2,727)
Net amount	$3,365	$3,815
Total other intangible assets, net	$19,469	$20,839
Acquired below-market leases
Gross amount	$(16,724)	$(17,097)
Accumulated amortization	8,801	7,806
Total other intangible liabilities, net	$(7,923)	$(9,291)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.2 million and $0.7 million as an increase to rental revenue for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.0 million as an increase to rental revenue for the three and nine months ended September 30, 2018, respectively. We recorded amortization of in‑place lease intangibles of $0.4 million and $1.3 million as amortization expense for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.7 million as amortization expense for the three and nine months ended September 30, 2018, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2019 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2019 (three months)	$423	$170	$(385)
2020	1,670	537	(1,507)
2021	1,604	431	(1,373)
2022	1,508	352	(1,251)
2023	1,214	314	(806)
Thereafter	9,685	1,561	(2,601)
Total	$16,104	$3,365	$(7,923)

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

Interest income recognized on the receivables totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2019, respectively and $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively. On June 27, 2019, the Partnership completed a sale of its investments in receivables held for sale as of March 31, 2019 and recognized a gain on sale of investments in receivables. See Note 4, Real Property Interests.

The following table reflects the activity in investments in receivables (in thousands):

	September 30, 2019	December 31, 2018
Investments in receivables – beginning	$18,348	$20,782
Impairments	—	(785)
Sales	(8,331)	(350)
Other	(742)	—
Repayments	(430)	(1,108)
Interest accretion	9	3
Foreign currency translation adjustment	(113)	(194)
Investments in receivables – ending	$8,741	$18,348

Annual amounts due as of September 30, 2019, are as follows (in thousands):

2019 (three months)	$326
2020	1,297
2021	1,345
2022	1,463
2023	1,570
Thereafter	11,421
Total	$17,422
Interest	$8,681
Principal	8,741
Total	$17,422

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	September 30, 2019	December 31, 2018
Total assets	$256,836	$263,228

Total liabilities	128,362	128,448
Total equity	128,474	134,780
Total liabilities and equity	$256,836	$263,228

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Rental revenue	$3,559	$10,702
Net income	307	526
Partnership's share in income	154	263
Distributions declared to the Partnership	800	3,383

8. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	September 30, 2019	December 31, 2018
Revolving credit facility	November 15, 2023	$175,313	$155,000

4.38% senior secured notes	June 30, 2036	$41,061	$42,058
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	59,587	60,900
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	17,261	17,563
Series 2016-1 Class A 3.52%	June 1, 2021(2)	83,341	86,258
Series 2016-1 Class B 7.02%	June 1, 2021(2)	25,100	25,100
Secured Notes		226,350	231,879
Discount on Secured Notes		(1,174)	(1,454)
Deferred loan costs		(5,641)	(6,740)
Secured Notes, net		$219,535	$223,685

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the three months ended September 30, 2019, the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of September 30, 2019, the applicable annual commitment rate used was 0.175%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of September 30, 2019, $175.3 million was outstanding, which includes £40.5 million of GBP debt. As of September 30, 2019, there was $274.7 million of undrawn borrowing capacity (including a standby letter of credit arrangement of $2.4 million), subject to compliance with various financial covenants. Except as described below under “Secured Notes,” as of September 30, 2019, the Partnership was in compliance with all other financial covenants required under the revolving credit facility.

Secured Notes

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement (the “4.38% Senior Secured Notes”) involving a segregated pool of renewable power generation sites and related property interests. The 4.38% Senior Secured Notes are fully amortized through June 30, 2036. The Partnership may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility. In October 2019, we became aware of the fact that we were in technical default of certain covenants under the Note Purchase Agreement due to certain rental payments received by the Partnership in an incorrect bank account, which resulted in an Event of Default under the terms of the Note Purchase Agreement. The Event of Default under the terms of the Note Purchase Agreement in turn caused an Event of Default under our revolving credit facility. In November 2019, we amended the terms of the revolving credit agreement and obtained a waiver such that Event of Default under the Note Purchase Agreement does not in turn cause an Event of Default under our revolving line of credit. The issue has been remediated and we are seeking consents and waivers of the default from the holders of the 4.38% Senior Secured Notes; however, there is no guarantee that we will be successful in securing such consents and waivers. If we are unable to secure such consents and waivers, such holders and lenders could declare the outstanding principal of the applicable debt, together with accrued interest, to be immediately due and payable. As of September 30, 2019, the outstanding balance was $41.1 million and accrued interest was $0.5 million.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of September 30, 2019, $5.4 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 2.0 to 1.0 for the 2017 Secured Notes and 2016 Secured Notes, respectively and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. Except as described above, as of September 30, 2019, the Partnership was in compliance with all other financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of September 30, 2019, are as follows (in thousands):

2019 (three months)	$2,834
2020	10,313
2021 (1)	108,013
2022	72,440
2023	2,714
Thereafter (1)	30,036
Total	$226,350

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $4.3 million and $13.4 million for three and nine months ended September 30, 2019, respectively, and $6.9 million and $19.6 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, the Partnership had interest payable of $0.9 million and $0.2 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.8 million and $2.3 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $3.0 million for the three and nine months ended September 30, 2018, respectively.

9. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Index	Date	Date	September 30, 2019	December 31, 2018
February 5, 2015	$25,000	1.29%	1-month USD LIBOR	4/13/2015	4/13/2019	$—	$102
August 24, 2015	50,000	1.74	1-month USD LIBOR	10/1/2015	10/1/2022	(460)	1,259
March 23, 2016	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	(226)	1,117
March 31, 2016	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	(44)	508
March 31, 2016	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	(116)	569
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	(1,590)	1,035
November 15, 2018	£38,000	1.49	1-month GBP LIBOR	11/30/2020	11/30/2025	(2,329)	(402)
						$(4,765)	$4,188

During the three and nine months ended September 30, 2019, the Partnership recorded a loss of $2.2 million and $9.0 million, respectively, and for the three and nine months ended September 30, 2018, the Partnership recorded a gain of $0.8 million and a gain of $5.2 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated statements of operations.

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at September 30, 2019. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
August 24, 2015	10/1/2022	$225	$(1,202)	$919	$(1,935)
March 23, 2016	12/24/2021	288	(768)	805	(1,308)
March 31, 2016	12/24/2021	162	(260)	369	(475)
March 31, 2016	4/13/2022	179	(428)	476	(739)
June 12, 2017	9/2/2024	(517)	(2,880)	617	(4,110)
November 15, 2018	11/30/2025	(1,320)	(3,741)	(179)	(5,023)

10. Equity

The table below summarizes changes in the number of units outstanding (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance as of December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance of Series C Preferred Units - April 2, 2018	—	—	—	—	2,000,000
Issuance under ATM Programs	27,830	—	24,747	—	—
Issuance under Unit Exchange Program	446,416	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance as of September 30, 2018	25,266,060	—	1,593,149	2,463,015	2,000,000

Balance as of December 31, 2018	25,327,801	—	1,593,149	2,463,015	2,000,000
Conversion of Series C Preferred Units	14,708	—	—	—	(11,300)
Issuance under ATM Programs	—	—	81,007	81,778	—
Unit-based compensation	10,631	—	—	—	—
Balance as of September 30, 2019	25,353,140	—	1,674,156	2,544,793	1,988,700

Common Units

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2019 Common Unit ATM Program during the nine months ended September 30, 2019.

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “2016 Common Unit ATM Program” and together with the 2019 Common Unit ATM Program the “Common Unit ATM Programs”), that expired on December 30, 2018, therefore, no Common Units were issued under the 2016 Common Unit ATM Program during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, 27,830 Common Units were issued under the 2016 Common Unit ATM Program generating proceeds of approximately $0.5 million before issuance costs.

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. No acquisitions were completed during the nine months ended September 30, 2019 under the Unit Exchange Program. During the nine months ended September 30, 2018, under the Unit Exchange Program, the Partnership completed an acquisition of 24 tenant sites in exchange for 446,416 Common Units, valued at approximately $6.7 million. As of September 30, 2019, we have 4,091,908, Common Units remaining available to be issued under the Unit Exchange Program.

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

Preferred Units

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2019, the Partnership issued 81,007 Series A Preferred Units under our 2019 Series A ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively. As of September 30, 2019, we have $47.9 million remaining available to be issued under the 2019 Series A ATM Program.

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2016 Series A ATM Program” and together with the 2019 Series A ATM Program the “Series A ATM Programs”), that expired on December 30, 2018, therefore, no Series A Preferred Units were issued under the 2016 Series A ATM Program during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Partnership issued 24,747 Series A Preferred Units under our 2016 Series A ATM Program, generating proceeds of approximately $0.6 million before issuance costs.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B ATM Program” and together with the Series A ATM Programs and Common Unit ATM Programs the “ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2019, the Partnership issued 81,778 Series B Preferred Units under our Series B ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively. No Series B Preferred Units were issued under our Series B ATM Program during the nine months ended September 30, 2018. As of September 30, 2019, we have $32.3 million remaining available to be issued under the Series B ATM Program.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units balances and accreted up to the redemption value. During the nine months ended September 30, 2019, 11,300 Series C Preferred Units were converted into 14,708 Common Units based on the holder’s option.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
September 30, 2018 (1)	October 26, 2018	November 14, 2018	$0.3675	$9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
March 31, 2019 (1)	April 19, 2019	May 15, 2019	0.3675	9,312
June 30, 2019 (1)	July 19, 2019	August 14, 2019	0.3675	9,312
September 30, 2019 (1)	October 25, 2019	November 14, 2019	0.3675	9,317
Series A Preferred Units
September 30, 2018	September 20, 2018	October 15, 2018	$0.5000	$797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
March 31, 2019	March 21, 2019	April 15, 2019	0.5000	797
June 30, 2019	June 20, 2019	July 15, 2019	0.5000	828
September 30, 2019	September 20, 2019	October 15, 2019	0.5000	837
Series B Preferred Units
September 30, 2018	October 22, 2018	November 15, 2018	$0.4938	$1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
March 31, 2019	April 19, 2019	May 15, 2019	0.4938	1,216
June 30, 2019	July 19, 2019	August 15, 2019	0.4938	1,257
September 30, 2019	October 22, 2019	November 15, 2019	0.4938	1,257
Series C Preferred Units
September 30, 2018	October 22, 2018	November 15, 2018	$0.4382	$876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914
March 31, 2019	April 19, 2019	May 15, 2019	0.4614	923
June 30, 2019	July 19, 2019	August 15, 2019	0.4510	902
September 30, 2019	October 22, 2019	November 15, 2019	0.4375	870

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.

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

The calculation of the undistributed net loss attributable to common unitholders for the three and nine months ended September 30, 2019 and 2018 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to limited partners	$3,979	$105,139	$20,438	$117,973
Less:
Distributions declared on Preferred Units	(2,985)	(2,868)	(8,900)	(7,742)
General partner's incentive distribution rights (1)	(197)	(197)	(591)	(587)
Accretion of Series C preferred units	(96)	—	(546)	—
Net income attributable to common unitholders	701	102,074	10,401	109,644
Distributions declared on common units	(9,317)	(9,285)	(27,941)	(27,710)
Undistributed net income (loss)	$(8,616)	$92,789	$(17,540)	$81,934

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the quarterly distribution for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 and 2018. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income per common unit for the three months ended September 30, 2019 and 2018 follows (in thousands, except per unit data):

	Three Months Ended September 30,
	2019	2018
	Common Units	Common Units
Distributions declared	$9,317	$9,285
Undistributed net loss	(8,616)	92,789
Net income attributable to common units - basic	701	102,074
Distributions on dilutive preferred units	—	868
Net income attributable to common units - diluted	$701	$102,942
Weighted-average units outstanding:
Basic	25,341	25,138
Effect of dilutive preferred units	—	2,603
Diluted	25,341	27,741
Net income per common unit:
Basic	$0.03	$4.06
Diluted (1)	$0.03	$3.71

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended September 30, 2019 and, as a result, have been excluded in the determination of diluted net income (loss) per common unit. Potential common unit equivalents are dilutive for the three months ended September 30, 2018 and, as a result, have been included in the determination of diluted net income (loss) per common unit.

The calculation of net income (loss) per common and subordinated unit for the nine months ended September 30, 2019 and 2018 follows (in thousands, except per unit data):

	Nine Months Ended September 30,
	2019	2018
	Common Units	Common Units	Subordinated Units
Distributions declared	$27,941	$27,710	$—
Undistributed net loss	(17,540)	82,237	(303)
Net income (loss) attributable to common and subordinated units - basic	10,401	109,947	(303)
Net loss attributable to subordinated units	—	(303)	—
Distributions on dilutive preferred units	—	1,736	—
Net income (loss) attributable to common and subordinated units - diluted	$10,401	$111,380	$(303)
Weighted-average units outstanding:
Basic	25,339	24,405	517
Effect of dilutive subordinated units	—	517	—
Effect of dilutive preferred units	—	1,736	—
Diluted	25,339	26,658	517
Net income (loss) per common and subordinated unit:
Basic	$0.41	$4.51	$(0.59)
Diluted (1)(2)	$0.41	$4.18	$(0.59)

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

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the nine months ended September 30, 2019 and, as a result, have been excluded in the determination of diluted net income (loss) per common unit. Potential common unit equivalents are dilutive for the three months ended September 30, 2018 and, as a result, have been included in the determination of diluted net income (loss) per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	September 30, 2019		December 31, 2018
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$8,741	$8,966	$18,348	$18,867
Revolving credit facility	175,313	175,313	155,000	155,000
Secured Notes, net	219,535	224,199	223,685	224,333

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

As of September 30, 2019 and December 31, 2018, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	September 30, 2019	December 31, 2018
Derivative Assets (1)	$—	$4,590
Derivative Liabilities (1)	4,765	402

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

13. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and nine months ended September 30, 2019, Landmark reimbursed us $0.8 million and $2.9 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. During the three and nine months ended September 30, 2019, $0.1 million and $0.2 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Additionally, indemnification of $0.4 million related to property taxes and is included in capital contributions from Sponsor on the Consolidated and Combined Statements of Equity and Mezzanine Equity for 2019. For the three and nine months ended September 30, 2018, Landmark reimbursed us $0.3 million and $2.1 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three and nine months ended September 30, 2019 and 2018, we incurred $25,000 and $75,000, respectively, of license fees related to the AIF patent license agreement.

Right of First Offer

In accordance with the Partnership’s omnibus agreement, certain other investment funds managed by Landmark had granted us a right of first offer (“ROFO”) on real property interests that they owned or acquired before selling or transferring those assets to any third party. During the year ended December 31, 2018, the Partnership waived its ROFO on certain assets in investment funds managed by Landmark. During the nine months ended September 30, 2018, the Partnership completed the following ROFO acquisitions:

Common Units
			Total No. of	Total	Total	Issued to
	Acquired	Total No.	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
January 18, 2018	Fund H	127	—	$59.9	1,506,421	—

See further discussion in Note 3, Acquisitions for additional information.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016 and 2017 secured notes and 0.5% of operating revenue for the 4.38% senior secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $0.1 million and $0.2 million of Secured Tenant Site Assets’ management fees during the three and nine months ended September 30, 2019 and less than $0.1 million during the three and nine months ended September 30, 2018, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three and nine months ended September 30, 2019, the unconsolidated JV incurred less than $0.1 million and $0.2 million, respectively, of management fees.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of September 30, 2019 and 2018, no such fees have been incurred.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of September 30, 2019 and December 31, 2018, the Partnership had zero in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the three and nine months ended September 30, 2019 quarterly distribution totaling $0.2 million and $0.6 million, and for the three months ended September 30, 2018 quarterly distribution totaling $0.2 million, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the three and nine months ended September 30, 2018, we paid zero and $0.4 million of incentive distribution rights.

Due from Affiliates

At September 30, 2019 and December 31, 2018, the General Partner and its affiliates owed $1.9 million and $1.4 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

14. Segment Information

The Partnership had three reportable segments, wireless communication, outdoor advertising and renewable power generation for all periods presented.

The Partnership’s wireless communication segment consists of leasing infrastructure and real property interests and providing financing to companies in the wireless communication industry in the United States, Canada, and Australia. The Partnership’s outdoor advertising segment consists of leasing real property interests to companies in the outdoor advertising industry in the United States, Canada, Australia, and Europe. The Partnership’s renewable power generation segment consists of leasing real property interests and providing financing to companies in the renewable power industry in the United States. Items that are not included in any of the reportable segments are included in the corporate category.

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

The statements of operations for the reportable segments are as follows:

For the three months ended September 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,185	$5,221	$1,996	$—	$14,402
Expenses
Property operating	30	374	31	—	435
General and administrative	—	—	—	1,288	1,288
Acquisition-related	—	—	—	119	119
Amortization	2,282	993	120	—	3,395
Impairments	227	215	—	—	442
Total expenses	2,539	1,582	151	1,407	5,679
Total other income and expenses	361	338	20	(5,228)	(4,509)
Income (loss) before income tax expense (benefit)	5,007	3,977	1,865	(6,635)	4,214
Income tax expense	—	—	—	228	228
Net income (loss)	$5,007	$3,977	$1,865	$(6,863)	$3,986

For the three months ended September 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$10,511	$4,989	$2,060	$—	$17,560
Expenses
Property operating	141	185	34	—	360
General and administrative	—	—	—	735	735
Acquisition-related	—	—	—	88	88
Amortization	3,155	962	176	—	4,293
Impairments	785	92	—	—	877
Total expenses	4,081	1,239	210	823	6,353
Total other income and expenses	100,187	61	206	(6,054)	94,400
Income (loss) before income tax expense	106,617	3,811	2,056	(6,877)	105,607
Income tax expense	—	—	—	460	460
Net income (loss)	$106,617	$3,811	$2,056	$(7,337)	$105,147

For the nine months ended September 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$21,827	$15,520	$6,473	$—	$43,820
Expenses
Property operating	185	944	376	—	1,505
General and administrative	—	—	—	4,269	4,269
Acquisition-related	—	—	—	614	614
Amortization	6,958	3,001	409	—	10,368
Impairments	227	419	—	—	646
Total expenses	7,370	4,364	785	4,883	17,402
Total other income and expenses	11,323	458	7,039	(21,142)	(2,322)
Income (loss) before income tax expense	25,780	11,614	12,727	(26,025)	24,096
Income tax expense	—	—	—	3,635	3,635
Net income (loss)	$25,780	$11,614	$12,727	$(29,660)	$20,461

For the nine months ended September 30, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$30,518	$13,537	$5,996	$—	$50,051
Expenses
Property operating	214	510	151	—	875
General and administrative	—	—	—	3,523	3,523
Acquisition-related	—	—	—	469	469
Amortization	9,456	2,589	503	—	12,548
Impairments	785	195	—	—	980
Total expenses	10,455	3,294	654	3,992	18,395
Total other income and expenses	105,286	190	609	(19,085)	87,000
Income (loss) before income tax expense	125,349	10,433	5,951	(23,077)	118,656
Income tax expense	—	—	—	663	663
Net income (loss)	$125,349	$10,433	$5,951	$(23,740)	$117,993

The Partnership’s total assets by segment were (in thousands):

	September 30, 2019	December 31, 2018
Segments
Wireless communication	$422,406	$433,254
Outdoor advertising	260,515	216,326
Renewable power generation	100,121	112,338
Corporate assets	20,964	24,695
Total assets	$804,006	$786,613

The following table represents the Partnership’s rental revenues by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$12,631	$16,450	$38,862	$47,346
Europe	1,471	851	3,987	2,045
Australia	283	244	926	616
Canada	17	15	45	44
Total rental revenue	$14,402	$17,560	$43,820	$50,051

The following table represents the Partnership’s total assets by geographic location (in thousands):

	September 30, 2019	December 31, 2018
United States	$698,490	$720,331
Europe	92,047	53,850
Australia	12,634	11,830
Canada	835	602
Total assets	$804,006	$786,613

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

As of September 30, 2019, the Partnership had approximately $65.8 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

16. Tenant Concentration

For the three and nine months ended September 30, 2019 and 2018, the Partnership had the following tenant revenue concentrations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2019	2018	2019	2018
Clear Channel	13.4%	10.9%	13.4%	10.9%
T-Mobile	8.3%	10.0%	8.3%	10.3%
AT&T Mobility	7.0%	9.7%	7.2%	10.0%
Sprint	5.9%	8.2%	5.9%	8.6%

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

17. Supplemental Cash Flow Information

Noncash investing and financing activities for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Capital contribution to fund general and administrative expense reimbursement	$930	$289
Purchase price for acquisitions included in due to Landmark and affiliates	—	436
Issuance of common units for assets acquired from Fund H	—	27,342
Unit Exchange Program acquisitions	—	6,750
Distributions payable to preferred unitholders	1,769	1,718
Deferred loan costs included in accounts payable and accrued liabilities	—	50
Accretion of Series C preferred units	546	—
Conversion of Series C preferred units	283	—
Initial recognition of lease liabilities related to right of use assets	10,220	—
Investment in unconsolidated joint venture	—	(65,611)
Total assets contributed to the unconsolidated joint venture	—	157,045
Total liabilities contributed to the unconsolidated joint venture	—	(125,888)
Declared distributions receivable from the unconsolidated joint venture	(500)	—
Purchase price for acquisitions and construction activities included in accounts payable	1,099	1,452
Deemed contribution by the General Partner	591	197
Deemed distribution by the General Partner	(591)	(197)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$10,591	$16,135
Capitalized interest	1,349	479
Income taxes paid	2,139	74

18. Subsequent Event

On October 9, 2019, the Partnership completed an acquisition of a real property interest for total consideration of $24.3 million.

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, 89% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three and nine months ended September 30, 2019, T-Mobile and Sprint represented approximately 8.3% and 5.9% of rental revenue, respectively.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of September 30, 2019, we had a 95% occupancy rate with 1,914 of our 2,011 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Operating and Maintenance Expenses

Substantially all of our tenant sites are subject to triple net or effectively triple-net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations or to the extent a jurisdiction applies real property tax to our easements.

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

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. AFFO adjusts FFO for certain non-cash items that reduce or increase net income in accordance with GAAP. AFFO should not be considered an alternative to net earnings, as an indication of the Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers AFFO a useful supplemental measure of the Partnership's performance. The Partnership's computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and therefore, may not be comparable to such other REITs. We calculate AFFO by starting with FFO and adjusting for general and administrative expense reimbursement, acquisition-related expenses, unrealized gain (loss) on derivatives, straight line rent adjustments, unit-based compensation, amortization of deferred loan costs and discount on secured notes, deferred income tax expense, amortization of above and below market rents, loss on early extinguishment of debt, repayments of receivables, adjustments for investment in unconsolidated joint venture, adjustments for drop-down assets and foreign currency transaction gain (loss). The GAAP measures most directly comparable to FFO and AFFO is net income.

EBITDA and Adjusted EBITDA

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related expenses, unrealized and realized gains and losses on derivatives, loss on extinguishment of debt, gains and losses on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents plus cash receipts applied toward the repayments of investments in receivable, the deemed capital contribution to fund our general and administrative expense reimbursement and adjustments for investments in unconsolidated joint ventures.

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

Additionally, during the nine months ended September 30, 2019 and year ended December 31, 2018, the Partnership acquired 130 tenant sites and 104 tenant sites from third parties for a total consideration of $17.2 million and $75.8 million, respectively. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

Sales

Our recent sales of real property interests and investments in receivables impacts the period to period comparability of our results of operations. During the nine months ended September 30, 2019, the Partnership completed sales of its real property interests and investments in receivables for total consideration of $46.4 million and recognized a gain on sale of $18.0 million.

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

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), euro, Australian dollar and Canadian dollar. As of September 30, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million. Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the three months ended September 30, 2019, the applicable spread was 2.00%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of September 30, 2019, the applicable annual commitment rate used was 0.175%.
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

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions. As of September 30, 2019 and December 31, 2018, the Partnership’s $58.5 million and $29.6 million of construction in progress balance primarily related to the smart enabled infrastructure solution and other projects, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit “DART” to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

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

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the three and nine months ended September 30, 2019, T-Mobile and Sprint represented approximately 8.3% and 5.9%, respectively, of rental revenue.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), euro, Australian dollar and Canadian dollar. As of November 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million. Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of September 30, 2019, the applicable annual commitment rate used was 0.175%.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2019 except for the adoption of ASC 842 which has been described in Note 2.

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

Results of Operations

Our results of operations for all periods presented were affected by the formation of the unconsolidated JV, asset sales in 2019, and acquisitions made during the nine months ended September 30, 2019 and the year ended December 31, 2018. As of September 30, 2019 and 2018, we had 2,011 and 1,907 available tenant sites with 1,914 and 1,818 leased tenant sites, respectively.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Revenue
Rental revenue	$14,402	$17,560	$(3,158)
Expenses
Property operating	435	360	75
General and administrative	1,288	735	553
Acquisition-related	119	88	31
Amortization	3,395	4,293	(898)
Impairments	442	877	(435)
Total expenses	5,679	6,353	(674)
Other income and expenses
Interest and other income	198	434	(236)
Interest expense	(4,259)	(6,906)	2,647
Unrealized gain (loss) on derivatives	(2,188)	774	(2,962)
Equity income from unconsolidated joint venture	154	59	95
Gain on sale of real property interests	473	100,039	(99,566)
Foreign currency transaction gain	1,113	—	1,113
Total other income and expenses	(4,509)	94,400	(98,909)
Income before income tax expense	4,214	105,607	(101,393)
Income tax expense	228	460	(232)
Net income	$3,986	$105,147	$(101,161)

Rental Revenue

Rental revenue decreased $3.2 million primarily due to the formation of the unconsolidated JV and 2019 sales of real property interests offset by rental revenue for assets acquired subsequent to September 30, 2018. Rental revenue for the three months ended September 30, 2018 includes $3.2 million of rental revenue generated from the assets contributed to the JV and $0.5 million of rental revenue generated from assets sold in 2019. On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Rental income for the three months ended September 30, 2019 includes $0.5 million attributed to assets acquired subsequent to September 30, 2018. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $7.2 million, $5.2 million, and $2.0 million, or 50% , 36%, and 14% of total rental revenue, respectively, during the three months ended September 30, 2019, compared to $10.5 million, $5.0 million, and $2.1 million, or 60%, 28%, and 12% of total rental revenue, respectively, during the three months ended September 30, 2018. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 93%, 98%, and 100%, respectively, at September 30, 2019 compared to 94%, 98%, and 100%, respectively, at September 30, 2018. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,952, $2,367, and $8,985, respectively, during the three months ended September 30, 2019 compared to $1,910, $2,447, and $8,925, respectively, during the three months ended September 30, 2018.

Property Operating

Property operating expenses increased $0.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to rent expense on assets subject to a ground lease payment. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses increased $0.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in accounting, tax and legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended September 30, 2019 and 2018, Landmark reimbursed us $0.8 million and $0.3 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. Additionally, during the three months ended September 30, 2019, $0.1 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Landmark.

Amortization

Amortization expense decreased $0.9 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as a result of having a greater number of average tenant sites as of September 30, 2018 compared to September 30, 2019. Amortization of investments in real property rights with finite useful lives and in‑place lease values decreased as a result of contributing assets to the unconsolidated JV. Amortization expense during the three months ended September 30, 2018 included $0.8 million of amortization expense generated from the JV assets during the three months ended September 30, 2018.

Impairments

Impairments decreased $0.4 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to 16 investments in receivables in our wireless communication segment that were impaired for $0.8 million and one lease termination in our outdoor advertising segment for $0.1 million during the three months ended September 30, 2018. During the three months ended September 30, 2019, four of the Partnership’s real property interests were impaired and recognized impairment charges totaling $0.4 million.

Interest and Other Income

Interest and other income decreased $0.2 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily as a result of the sale of investments in receivables during the three months ended June 30, 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense decreased $2.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a lower average debt balance of approximately $398.4 million for the three months ended September 30, 2019 compared to an average debt balance of approximately $456.6 million during the three months ended September 30, 2018.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the three months ended September 30, 2019 and unrealized gain for the three months ended September 30, 2018 reflect the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the formation of the JV on September 24, 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the three months ended September 30, 2019, the Partnership recognized a gain on sale of real property interests of $0.5 million primarily related to the sale of real property interests to a third party that were held for sale as of March 31, 2019. During the three months ended September 30, 2018, we recognized a gain on contribution of real property interests of $100 million in connection with the formation of the unconsolidated JV in which 545 tenant sites were contributed to the unconsolidated JV by the Partnership.

Foreign Currency Transaction Gain

Foreign currency transaction gain increased $1.1 million during the three months ended September 30, 2019 as a result of changes in exchange rates affecting £40.5 million of outstanding borrowings denominated in GBP and foreign currency interest rate swap agreement denominated in GBP. We expect additional fluctuations of foreign currency transactions in future periods as a result of future borrowing of foreign currency transactions under our revolving credit facility denominated in foreign currencies.

Income Tax Expense

Income tax expense decreased $0.2 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to lower number of assets as a result of the sale of assets in our taxable subsidiary on June 27, 2019.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

The following table summarizes the consolidated statements of operations of the Partnership for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Revenue
Rental revenue	$43,820	$50,051	$(6,231)
Expenses
Property operating	1,505	875	630
General and administrative	4,269	3,523	746
Acquisition-related	614	469	145
Amortization	10,368	12,548	(2,180)
Impairments	646	980	(334)
Total expenses	17,402	18,395	(993)
Other income and expenses
Interest and other income	764	1,280	(516)
Interest expense	(13,439)	(19,586)	6,147
Unrealized gain (loss) on derivatives	(8,963)	5,208	(14,171)
Equity income from unconsolidated joint venture	263	59	204
Gain on sale of real property interests	18,008	100,039	(82,031)
Foreign currency transaction gain	1,045	—	1,045
Total other income and expenses	(2,322)	87,000	(89,322)
Income before income tax expense	24,096	118,656	(94,560)
Income tax expense	3,635	663	2,972
Net income	$20,461	$117,993	$(97,532)

Rental Revenue

Rental revenue decreased $6.2 million primarily due to the formation of the unconsolidated JV and 2019 sales of real property interests offset by rental revenue for assets acquired subsequent to September 30, 2018. Rental revenue for the nine months ended September 30, 2018 includes $10.0 million of rental revenue generated from the assets contributed to the JV and $1.5 million of rental revenue generated from assets sold in 2019. On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. The decrease in rental revenue during the nine months ended September 30, 2019 was offset by $1.0 million increase attributed to assets acquired subsequent to September 30, 2018 and $2.1 million increase due to the full year of rental revenue in 2019 for tenant sites acquired during 2018. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $21.8 million, $15.5 million, and $6.5 million, or 50%, 35%, and 15% of total rental revenue, respectively, during the nine months ended September 30, 2019, compared to $30.6 million, $13.5 million, and $6.0 million, or 61%, 27%, and 12% of total rental revenue, respectively, during the nine months ended September 30, 2018. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 93%, 98%, and 100%, respectively, at September 30, 2019 compared to 96%, 98%, and 100%, respectively, at September 30, 2018. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,938, $2,299, and $9,235, respectively, during the nine months ended September 30, 2019 compared to $1,914, $2,400, and $9,068, respectively, during the nine months ended September 30, 2018.

Property Operating

Property operating expenses increased $0.6 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure and rent expense on assets subject to a ground lease payment. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses increased $0.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in accounting, tax and legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the nine months ended September 30, 2019 and 2018, Landmark reimbursed us $2.9 million and $2.1 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the nine months ended September 30, 2019, $0.2 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Additionally, indemnification of $0.4 million related to property taxes and is included in capital contributions from Sponsor on the Consolidated and Combined Statements of Equity and Mezzanine Equity for 2019.

Acquisition‑Related

Acquisition‑related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal, and other items as well as legal and financial advisor expenses associated with the acquisition.

Amortization

Amortization expense decreased $2.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of having a greater number of average tenant sites as of September 30, 2018 compared to September 30, 2019. Amortization of investments in real property rights with finite useful lives and in‑place lease values decreased as a result of contributing assets to the unconsolidated JV. Amortization expense during the nine months ended September 30, 2018 included $2.6 million of amortization expense generated from the JV assets during the nine months ended September 30, 2018.

Impairments

Impairments decreased $0.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to five lease terminations in our outdoor advertising segment and one in our wireless communications segment for $0.6 million during the nine months ended September 30, 2019, compared to 16 investments in receivables in our wireless communication segment that were impaired for $0.8 million and one lease termination in our outdoor advertising segment for $0.1 million during the nine months ended September 30, 2018.

Interest and Other Income

Interest and other income decreased $0.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of the sale of investments in receivables during the nine months ended September 30, 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments. We expect interest and other income to decrease in future periods as a result of the sale of $8.3 million in investments in receivables during the nine months ended September 30, 2019.

Interest Expense

Interest expense decreased $6.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a lower average debt balance of approximately $394.3 million for the nine months ended September 30, 2019 compared to an average debt balance of approximately $436.5 million during the nine months ended September 30, 2018.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the nine months ended September 30, 2019 and unrealized gain for the nine months ended September 30, 2018 reflect the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the formation of the JV on September 24, 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the nine months ended September 30, 2019, the Partnership recognized a gain on sale of real property interests of $18.0 million primarily related to the sale of real property interests to a third party that were held for sale as of March 31, 2019. During the nine months ended September 30, 2018, we recognized a gain on contribution of real property interests of $100 million in connection with the formation of the unconsolidated JV in which 545 tenant sites were contributed to the JV by the Partnership.

Foreign Currency Transaction Gain

Foreign currency transaction gain increased $1.0 million during the nine months ended September 30, 2019 as a result of changes in exchange rates affecting £40.5 million of outstanding borrowings denominated in GBP and foreign currency interest rate swap agreement denominated in GBP. We expect additional fluctuations of foreign currency transactions in future periods as a result of future borrowing of foreign currency transactions under our revolving credit facility denominated in foreign currencies.

Income Tax Expense

Income tax expense increased $3.0 million during the nine months ended September 30, 2019 compared to nine months ended September 30, 2018 primarily due to a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.0 million income tax expense related to the gain.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$5,071	$9,503	$21,954	$31,069
Unit-based compensation	—	—	(130)	(70)
Unrealized gain (loss) on derivatives	(2,188)	774	(8,963)	5,208
Amortization expense	(3,395)	(4,293)	(10,368)	(12,548)
Amortization of above- and below-market rents, net	216	333	654	1,008
Amortization of deferred loan costs	(687)	(1,029)	(2,029)	(2,724)
Amortization of discount on secured notes	(93)	(94)	(279)	(280)
Receivables interest accretion	3	—	9	—
Impairments	(442)	(877)	(646)	(980)
Gain on sale of real property interests	473	100,039	18,008	100,039
Allowance for doubtful accounts	(102)	52	(107)	23
Equity income from unconsolidated joint venture	154	59	263	59
Distributions of earnings from unconsolidated joint venture	(300)	—	(2,883)	—
Foreign currency transaction gain	1,113	—	1,045	—
Working capital changes	4,163	680	3,933	(2,811)
Net income	$3,986	$105,147	$20,461	$117,993
Interest expense	4,259	6,906	13,439	19,586
Amortization expense	3,395	4,293	10,368	12,548
Income tax expense	228	460	3,635	663
EBITDA	$11,868	$116,806	$47,903	$150,790
Impairments	442	877	646	980
Acquisition-related	119	88	614	469
Unrealized (gain) loss on derivatives	2,188	(774)	8,963	(5,208)
Gain on sale of real property interests	(473)	(100,039)	(18,008)	(100,039)
Unit-based compensation	—	—	130	70
Straight line rent adjustments	145	33	414	177
Amortization of above- and below-market rents, net	(216)	(333)	(654)	(1,008)
Repayments of investments in receivables	156	307	430	915
Adjustments for investment in unconsolidated joint venture	1,526	52	4,670	52
Foreign currency transaction gain	(1,113)	—	(1,045)	—
Deemed capital contribution due to cap on general and administrative expense reimbursement	930	289	3,058	2,069
Adjusted EBITDA	$15,572	$17,306	$47,121	$49,267

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$3,986	$105,147	$20,461	$117,993
Adjustments:
Amortization expense	3,395	4,293	10,368	12,548
Impairments	442	877	646	980
Gain on sale of real property interests, net of income taxes	(500)	(100,039)	(14,982)	(100,039)
Adjustments for investment in unconsolidated joint venture	792	—	2,568	—
Distributions to preferred unitholders	(2,985)	(2,868)	(8,900)	(7,742)
Distributions to noncontrolling interests	(7)	(8)	(23)	(20)
FFO	$5,123	$7,402	$10,138	$23,720
Adjustments:
General and administrative expense reimbursement	930	289	3,058	2,069
Acquisition-related expenses	119	88	614	469
Unrealized (gain) loss on derivatives	2,188	(774)	8,963	(5,208)
Straight line rent adjustments	145	33	414	177
Unit-based compensation	—	—	130	70
Amortization of deferred loan costs and discount on secured notes	780	1,123	2,308	3,004
Amortization of above- and below-market rents, net	(216)	(333)	(654)	(1,008)
Deferred income tax expense	56	369	109	420
Repayments of receivables	156	307	430	915
Adjustments for investment in unconsolidated joint venture	38	6	63	6
Foreign currency transaction gain	(1,113)	—	(1,045)	—
AFFO	$8,206	$8,510	$24,528	$24,634

FFO per common and subordinated unit - diluted	$0.20	$0.29	$0.40	$0.95
AFFO per common and subordinated unit - diluted	$0.32	$0.34	$0.97	$0.99
Weighted average common and subordinated units outstanding - diluted	25,341	25,138	25,339	24,922

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

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.3 million per quarter, or $37.2 million per year in the aggregate, based on the number of common units outstanding as of November 1, 2019. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.1 million per quarter, or approximately $8.4 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of November 1, 2019. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of September 30, 2019, there were 1,988,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common and Subordinated Units and IDRs
September 30, 2018 (1)	$0.3675	$9,285	November 14, 2018
December 31, 2018 (1)	0.3675	9,312	February 14, 2019
March 31, 2019 (1)	0.3675	9,312	May 15, 2019
June 30, 2019 (1)	0.3675	9,312	August 14, 2019
September 30, 2019 (1)	0.3675	9,317	November 14, 2019
Series A Preferred Units
September 30, 2018	$0.5000	$797	October 15, 2018
December 31, 2018	0.5000	797	January 15, 2019
March 31, 2019	0.5000	797	April 15, 2019
June 30, 2019	0.5000	828	July 15, 2019
September 30, 2019	0.5000	837	October 15, 2019
Series B Preferred Units
September 30, 2018	$0.4938	$1,216	November 15, 2018
December 31, 2018	0.4938	1,216	February 15, 2019
March 31, 2019	0.4938	1,216	May 15, 2019
June 30, 2019	0.4938	1,257	August 15, 2019
September 30, 2019	0.4938	1,257	November 15, 2019
Series C Preferred Units
September 30, 2018	$0.4382	$876	November 15, 2018
December 31, 2018	0.4571	914	February 15, 2019
March 31, 2019	0.4614	923	May 15, 2019
June 30, 2019	0.4510	902	August 15, 2019
September 30, 2019	0.4375	870	November 15, 2019

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.

As of September 30, 2019, we had $394.8 million of total outstanding indebtedness. As of November 1, 2019, the Partnership had $215.9 million of outstanding borrowings on our revolving credit facility, and we had $234.1 million of undrawn borrowing capacity (including a standby letter of credit arrangement of $2.4 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flow of the Funds

The following table summarizes the historical cash flow of the Partnership for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$21,954	$31,069
Net cash used in investing activities	(4,927)	(36,033)
Net cash used in financing activities	(14,436)	(9,717)

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Net cash provided by operating activities.  Net cash provided by operating activities decreased $9.1 million to $22.0 million for the nine months ended September 30, 2019 compared to $31.1 million for the nine months ended September 30, 2018. The decrease is attributable to formation of the unconsolidated JV in which the Partnership contributed 545 tenant site assets to the unconsolidated JV in exchange for a 50.01% membership interest in the unconsolidated JV. Additionally, the decrease is attributable to timing of prepaid expenses and other assets.

Net cash used in investing activities.  Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $36.0 million for the nine months ended September 30, 2018. The change in net cash used in investing activities was primarily due to less asset acquisitions in 2019 compared to 2018.

Net cash used in financing activities.  Net cash used in financing activities was $14.4 million for the nine months ended September 30, 2019 compared to net cash used in financing activities of $9.7 million for the nine months ended September 30, 2018. The change in net cash used in financing activities was primarily attributable to the net decrease of $30.5 million in proceeds from the net borrowings from the secured facility, issuance of secured notes and equity offerings during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Additionally, the difference between the cost and the sales price of the Drop-down Acquisition completed during the nine months ended September 30, 2018 is treated as a distribution to Landmark.

Revolving Credit Facility

Our revolving credit facility will mature on November 15, 2023 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), euro, Australian dollar and Canadian dollar. As of November 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million, that bears interest at a rate equal to GBP LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries is pledged as collateral under our revolving credit facility.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the three months ended September 30, 2019, the applicable spread was 2.00%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of September 30, 2019, the applicable annual commitment rate used was 0.175%.

As of September 30, 2019, we had $175.3 million of total outstanding indebtedness under our revolving credit facility with $274.7 million available under the revolving credit facility (including a standby letter of credit arrangement of $2.4 million), subject to compliance with certain covenants. Except as described below under “Secured Notes,” as of September 30, 2019, the Partnership was in compliance with all other financial covenants required under the revolving credit facility. As of November 1, 2019, the Partnership had $215.9 million of outstanding borrowings on our revolving credit facility, and we had $234.1 million of undrawn borrowing capacity (including a standby letter of credit arrangement of $2.4 million), subject to compliance with certain covenants, under our revolving credit facility.

Secured Notes

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% Senior Secured Notes, in a private placement, and may from time to time issue and sell additional senior secured notes, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. The 4.38% Senior Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 4.38% Senior Secured Notes, LMRK PropCo SO LLC (the “4.38% Senior Secured Notes Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 4.38% Senior Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 4.38% Senior Secured Notes). In October 2019, we became aware of the fact that we were in technical default of certain covenants under the Note Purchase Agreement due to certain rental payments received by the Partnership in an incorrect bank account, which resulted in an Event of Default under the terms of the Note Purchase Agreement. The Event of Default under the terms of the Note Purchase Agreement in turn caused an Event of Default under our revolving credit facility. In November 2019, we amended the terms of the revolving credit agreement and obtained a waiver such that Event of Default under the Note Purchase Agreement does not in turn cause an Event of Default under our revolving line of credit.

The issue has been remediated and we are seeking consents and waivers of the default from the holders of the 4.38% Senior Secured Notes; however, there is no guarantee that we will be successful in securing such consents and waivers. If we are unable to secure such consents and waivers, such holders and lenders could declare the outstanding principal of the applicable debt, together with accrued interest, to be immediately due and payable. As of September 30, 2019, the outstanding balance was $41.1 million and accrued interest was $0.5 million.

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

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 8, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of September 30, 2019, $5.4 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 8, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of September 30, 2019, the DSCR for the 2017 Securitization and 2016 Securitization is above 2.0, respectively, and above 1.1 for the 4.38% Senior Secured Notes.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. Except as described above, as of September 30, 2019, the applicable obligors were in compliance with all other financial covenants under the Secured Notes.

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

During the nine months ended September 30, 2019, the Partnership issued a total of 81,007 Series A Preferred Units and 81,778 Series B Preferred Units under the ATM Programs generating total proceeds of approximately $4.1 million before issuance costs. The Partnership did not issue Common Units under the 2019 Common Unit ATM Program during the nine months ended September 30, 2019.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. As of September 30, 2019, there were no amounts drawn on the standby letter of credit.

As of September 30, 2019, we do not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of September 30, 2019, our revolving credit facility had an outstanding balance of $175.3 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of September 30, 2019, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. On November 15, 2018, the Partnership entered into an interest rate swap agreement with a notional amount of £38 million with a fixed rate at 1.49% on floating GBP LIBOR with an effective date of November 30, 2020. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. As of November 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million, that bears interest at a rate equal to GBP LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels).

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of September 30, 2019, there were 1,988,700 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets we are exposed to market risk from changes in foreign currency exchange rates. Approximately 12% and 6% of rental revenue was denominated in foreign currencies for the three months ended September 30, 2019 and 2018, respectively, and 11% and 5% of rental revenue for the nine months ended September 30, 2019 and 2018, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

3.2

First Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 25, 2014).

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

4.3	BF-LMRK JV LLC Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 24, 2018).

10.1*	Amendment No. 1 and Waiver to Third Amended and Restated Credit Agreement, dated November 5, 2019.

31.1*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

31.2*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on November 6, 2019.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer