Form 10-K
period 2019-12-31
Landmark Infrastructure Partners LP
filed 2020-02-27
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $16.85, was approximately $427 million.

The registrant had 25,470,232 common units outstanding at February 24, 2020.

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

PART I

ITEM 1. Business and Properties

Overview

We are a growth‑oriented partnership formed by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). Our common units are listed on the NASDAQ Global Market under the symbol “LMRK”. The Partnership holds substantially all of its assets in a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ending December 31, 2017. We intend to continue to own and operate substantially all of our assets through the REIT Subsidiary. Our legal structure substantially eliminates unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account, and we do not intend to generate state source income.

Our real property interests underlie our tenants’ infrastructure assets, which include freestanding cellular towers and rooftop wireless sites, data centers, billboards, wind turbines and solar arrays. These assets are essential to the operations and profitability of our tenants. We seek to acquire real property interests subject to triple net or effectively triple net lease arrangements containing contractual rent increase clauses, or “rent escalators,” which we believe provide us with stable, predictable and growing cash flow. In certain instances, we own the infrastructure and lease the infrastructure to our tenants.

Our real property interests generally consist of a diversified portfolio of long‑term and perpetual easements, tenant lease assignments, fee simple properties and infrastructure assets located primarily in the United States. These real property interests and other infrastructure entitle us to receive rental payments from leases on our 2,025 tenant sites. Approximately 80% of our leased tenant sites are leased to large, publicly traded companies (or their affiliates) that have a national footprint and for our renewable power generation segment includes tenants with power purchase agreements with subsidiaries or affiliates of high credit rated utilities or high quality offtakers. These tenants, which we refer to as our “Tier 1” tenants, are comprised of AT&T Mobility, Sprint, T‑Mobile and Verizon in the wireless carrier industry, American Tower, Crown Castle and SBA Communications in the cellular tower industry, Outfront Media, Clear Channel Outdoor and Lamar Advertising in the outdoor advertising industry and Southern California Edison and Duke Energy in the renewable power generation industry.

We believe the terms of our tenant lease arrangements provide us with stable, predictable and growing cash flow. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. Over 85% of our tenant leases have contractual rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. In addition, we believe the physical infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. When combined with the challenges and costs of relocating these infrastructure assets and the key strategic locations of our real property interests, we expect continued high tenant retention and occupancy rates. As of December 31, 2019, we had a 95% occupancy rate, with 1,923 of our 2,025 total available tenant sites leased.

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

We conduct business through three reportable business segments: Wireless Communication, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all of these businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple net. We believe this measure provides investors with relevant and useful information because it is presented on an unlevered basis. See Notes to the Consolidated Financial Statements for additional information on our business segments.

Our Portfolio of Real Property Interests

Our portfolio of property interests consists primarily of (i) long‑term and perpetual easements combined with lease assignment contracts (which we refer to as our “lease assignments)” (ii) lease assignments without easements (iii) properties we own in fee simple and (iv) infrastructure we own and lease to our tenants. In connection with each real property interest, we have also acquired the rights to receive payment under pre‑existing ground leases from property owners, which we refer to as our “tenant leases.” Under our easements, property owners have granted us the right to use and lease the space occupied by our tenants, and when we have not been granted easements, we have acquired economic rights under lease assignments that are substantially similar to the economic rights granted under our easements, including the right to re‑lease the same space if the tenant lease expires or terminates.

The table below provides an overview of our portfolio of real property interests as of December 31, 2019.

Our Real Property Interests

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average		Average
			Remaining			Remaining		Monthly	Quarterly	Percentage
	Number of		Property			Lease	Tenant Site	Effective Rent	Rental	of Quarterly
	Infrastructure		Interest			Term	Occupancy	Per Tenant	Revenue	Rental
Real Property Interest	Locations(1)	Number	(Years)		Number	(Years)(2)	Rate(3)(4)	Site(4)(5)	(in thousands)(6)	Revenue(6)
Tenant Lease Assignment with Underlying Easement
Wireless Communication	703	907	77.2	(7)	849	26.8			$5,188	33%
Outdoor Advertising	598	711	76.7	(7)	691	15.1			4,267	28%
Renewable Power Generation	18	47	47.9	(7)	47	30.5			348	2%
Subtotal	1,319	1,665	75.6	(7)	1,587	21.7			$9,803	63%
Tenant Lease Assignment only(8)
Wireless Communication	116	166	50.3		146	15.9			$1,034	7%
Outdoor Advertising	33	36	62.1		34	13.0			230	1%
Renewable Power Generation	6	6	67.6		6	26.7			60	—%
Subtotal	155	208	52.8		186	15.7			$1,324	8%
Tenant Lease on Fee Simple
Wireless Communication	22	31	99.0	(7)	29	23.9			$1,664	11%
Outdoor Advertising	83	104	99.0	(7)	104	4.7			1,118	7%
Renewable Power Generation	14	17	99.0	(7)	17	29.6			1,611	11%
Subtotal	119	152	99.0	(7)	150	11.1			$4,393	29%
Total	1,593	2,025	71.6	(9)	1,923	20.3			$15,520	100%
Aggregate Portfolio
Wireless Communication	841	1,104	67.5		1,024	25.1	93%	$1,975	$7,886	51%
Outdoor Advertising	714	851	77.8		829	13.7	97%	2,456	5,615	36%
Renewable Power Generation	38	70	36.2		70	29.5	100%	9,159	2,019	13%
Total	1,593	2,025	71.6	(9)	1,923	20.3	95%	$2,454	$15,520	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2019 were 3.2, 6.9, 17.2 and 5.1 years, respectively.

(3)	Represents number of leased tenant sites divided by number of available tenant sites.
(4)	Occupancy and average monthly effective rent per tenant site are shown only on an aggregate portfolio basis by industry.
(5)	Represents total monthly revenue excluding the impact of amortization of above and below market lease intangibles divided by the number of leased tenant sites.
(6)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables.
(7)	Fee simple ownership and perpetual easements are shown as having a term of 99 years for purposes of calculating the average remaining term.
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

(9)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 62 years.

Our real property interests entitle us to receive rental payments from tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. The table below summarizes our Tier 1 tenants which comprised approximately 80% of our tenants as of December 31, 2019.

Our Tier 1 Tenants by Industry

Wireless Communication				Outdoor Advertising		Renewable Power Generation
Wireless Carriers		Tower Companies
	% of Total		% of Total		% of Total		% of Total
	Leased		Leased		Leased		Leased
Tenant	Tenant Sites	Tenant	Tenant Sites	Tenant	Tenant Sites	Offtaker	Tenant Sites
T-Mobile	9%	Crown Castle	8%	Clear Channel Outdoor	14%	Southern California Edison	2%
AT&T Mobility	7%	American Tower	7%	Lamar Advertising	9%	Others	2%
Verizon	7%	SBA Communications	1%	Outfront Media	8%
Sprint	6%
Total	29%	Total	16%	Total	31%	Total	4%

Our real property interests underlie a diverse range of tenant structures. We evaluate assets based on a variety of attributes, including, but not limited to, the marketability of the underlying title, the stability of the rental cash flow stream and opportunity for rent increases, tenant quality, the desirability of the structure’s geographic location, the importance of the structure to the ongoing operations and profitability of our tenants and the challenge and costs associated with tenants vacating sites. In certain instances, we lease a tenant site for our tenant’s base station and equipment, but not the tenant’s antenna array located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. Within the wireless communication industry, our tenants’ structure types include rooftop sites, wireless towers (including monopoles, self-supporting towers, stealth towers and guyed towers), other structures (including, for example, water towers and church steeples or commercial properties) and equipment only sites. In the outdoor advertising industry, our tenants’ structure types include both static billboards and digital billboards. Our real property interests in the renewable power generation industry currently underlie wind turbines and solar arrays.

The table below presents an overview of the structures underlying our real property interests, as of December 31, 2019.

Our Real Property Interests by Structure Type

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average
			Remaining			Remaining	Quarterly	Percentage
	Number of		Property			Lease	Rental	of Quarterly
	Infrastructure		Interest			Term	Revenue	Rental
Structure Type	Locations(1)	Number	(Years)(2)		Number	(Years)(3)	(in thousands)(4)	Revenue(4)
Rooftops	290	413	58.4		361	12.0	$2,848	18%
Towers	415	455	75.5		444	33.0	2,395	16%
Billboards	714	851	77.8		829	13.7	5,615	36%
Other structures	107	127	74.7		123	34.8	2,111	14%
Equipment only(5)	32	112	60.7		99	11.8	541	3%
Wind turbines	16	47	31.9		47	34.1	377	2%
Solar	19	20	66.0		20	26.7	1,633	11%
Total	1,593	2,025	71.6	(6)	1,923	20.3	$15,520	100%

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

(3)

Assumes the exercise of all remaining renewal options. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolio as of December 31, 2019 were 3.2, 6.9, 17.2 and 5.1 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables.
(5)

In certain instances, we lease our tenant site for our tenant’s base station and equipment, but the tenant’s antenna array and related hardware are located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. At 54 infrastructure locations, we have leased space for equipment together with other structures.

(6)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 62 years.

We are geographically diversified with assets primarily located throughout the United States, and no single state accounted for more than 11% of our tenant sites as of December 31, 2019. Additionally, the majority of our wireless communication and outdoor advertising assets are located in major cities, significant intersections, and traffic arteries in the United States that benefit from high urban density, favorable demographic trends, strong traffic counts and strict zoning restrictions with legacy zoning rights (commonly referred to as “grandfather clauses.”) These attributes enhance the long‑term value of our real property interests, as our wireless communication and outdoor advertising tenants are focused on placing their assets in dense areas with large populations and along high‑traffic corridors. Additionally, local zoning regulations often restrict the construction of new cellular towers, rooftop wireless structures and outdoor advertising and billboard structures, creating barriers to entry and a supply shortage. We believe this leads to improved value of our assets and further increases the likelihood for continued high occupancy.

The table below summarizes our real property interests by state as of December 31, 2019.

Our Real Property Interests by State

	Wireless Communication		Outdoor Advertising		Renewable Power Generation		Total
	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Percentage of
	Available	Rental	Available	Rental	Available	Rental	Available	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Revenue
United States
Alabama	6	$19	8	$28	—	$—	14	$47	0.3%
Alaska	2	6	—	—	—	—	2	6	—%
Arizona	35	160	20	101	—	—	55	261	1.7%
Arkansas	11	31	4	7	—	—	15	38	0.2%
California	149	920	25	1,192	41	1,545	215	3,657	23.5%
Colorado	30	186	6	62	—	—	36	248	1.6%
Connecticut	21	141	10	65	—	—	31	206	1.2%
District of Columbia	1	8	—	—	—	—	1	8	—%
Florida	53	405	71	319	1	3	125	727	4.7%
Georgia	13	60	80	307	—	—	93	367	2.4%
Hawaii	1	6	—	—	1	40	2	46	0.3%
Iowa	3	7	3	4	—	—	6	11	0.1%
Idaho	1	1	—	—	—	—	1	1	—%
Illinois	71	436	48	260	2	63	121	759	4.9%
Indiana	5	27	25	57	1	4	31	88	0.6%
Kansas	14	63	4	5	4	8	22	76	0.5%
Kentucky	5	20	3	11	—	—	8	31	0.2%
Louisiana	10	28	4	5	—	—	14	33	0.2%
Massachusetts	40	766	6	124	1	27	47	917	5.9%
Maryland	7	67	6	22	—	—	13	89	0.6%
Michigan	16	79	41	86	1	2	58	167	1.1%
Minnesota	11	75	25	130	—	—	36	205	1.3%
Missouri	20	89	45	186	—	—	65	275	1.8%
Mississippi	10	26	12	(10)	—	—	22	16	0.1%
Montana	2	6	—	—	—	—	2	6	—%
North Carolina	11	62	19	45	5	41	35	148	1.0%
North Dakota	5	9	1	2	—	—	6	11	0.1%
Nebraska	3	302	4	12	—	—	7	314	2.0%
New Hampshire	3	42	1	2	—	—	4	44	0.3%
New Jersey	103	811	5	25	4	212	112	1,048	6.8%
New Mexico	6	37	2	3	—	—	8	40	0.3%
Nevada	35	109	11	102	2	9	48	220	1.4%
New York	119	958	6	49	—	—	125	1,007	6.5%
Ohio	25	124	17	38	—	—	42	162	1.0%
Oklahoma	11	39	5	10	2	7	18	56	0.4%
Oregon	22	147	3	33	—	—	25	180	1.2%
Pennsylvania	31	135	14	55	1	3	46	193	1.2%
Rhode Island	3	21	1	4	—	—	4	25	0.2%
South Carolina	6	40	11	13	—	—	17	53	0.3%
South Dakota	8	14	—	—	—	—	8	14	0.1%
Tennessee	8	32	25	94	—	—	33	126	0.8%
Texas	81	387	59	212	2	47	142	646	4.1%
Utah	13	51	18	22	—	—	31	73	0.5%
Virginia	7	32	3	9	—	—	10	41	0.3%
Vermont	3	64	—	—	—	—	3	64	0.4%
Washington	15	92	4	11	—	—	19	103	0.7%
West Virginia	1	3	8	10	—	—	9	13	0.1%
Wisconsin	20	665	4	31	1	3	25	699	4.5%
Wyoming	1	4	2	2	1	5	4	11	0.1%
Total US	1,077	$7,812	669	$3,745	70	$2,019	1,816	$13,576	87.5%
International	27	74	182	1,870	—	—	209	1,944	12.5%
Total	1,104	$7,886	851	$5,615	70	$2,019	2,025	$15,520	100.0%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables.

Approximately 68% and 80% of our tenant sites are located in Top‑50 and Top‑100 ranked Basic Trading Areas (“BTA”), respectively, including New York, Los Angeles and Chicago. We believe our locations in major metropolitan population centers are highly desirable for our tenants in the wireless communication and outdoor advertising industries seeking to reach a large customer base.

The table below summarizes our real property interests by BTA rank as of December 31, 2019.

Our Real Property Interests Ranked by Basic Trading Area (1)

	Wireless Communication		Outdoor Advertising		Total(2)
		Quarterly		Quarterly		Quarterly	Percentage of
	Number of	Rental	Number of	Rental	Number of	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
BTA Rank	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Revenue
1 - 5	397	$2,843	85	$1,559	482	$4,402	38%
6 - 10	64	326	115	477	179	803	7%
11 - 20	142	1,442	88	614	230	2,056	18%
21 - 50	140	1,393	154	606	294	1,999	17%
51 - 100	112	849	96	283	208	1,132	10%
Subtotal (Top 100)	855	6,853	538	3,539	1,393	10,392	90%
101+	222	959	131	206	353	1,165	10%
Total	1,077	$7,812	669	$3,745	1,746	$11,557	100%

(1)	Ranked by population.
(2)	Excludes tenant sites in the renewable power generation industry and international locations. BTA rank is not a relevant metric for the renewable power generation industry.
(3)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables.

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

The terms of our easements and lease assignments generally range from 15 years to 99 years with certain assets having perpetual easement terms. The average remaining term of our easements and lease assignments is approximately 72 years (assuming perpetual easements, which comprise approximately 35% of our total easements, have a term of 99 years). When we acquire an easement or lease assignment in connection with a property subject to a mortgage, we generally also enter into a non‑disturbance agreement with the mortgage lender in order to protect us against potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non‑disturbance agreement, extinguish our easement or lease assignment. In some instances where we obtain non‑disturbance agreements, we still remain subordinated to some indebtedness. As of December 31, 2019, approximately 83% of our tenant sites were either subject to non‑disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

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
•

The property owner is generally contractually responsible for their property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants.

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

Fee Simple Properties

Our portfolio of real property interests includes 119 properties owned in fee simple. These properties have associated tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. Generally, these property leases are subject to triple net or effectively triple net lease arrangements, meaning that our tenants are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For certain infrastructure assets, we incur maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. For the year ended December 31, 2019, we received $14.9 million in rental revenue related to these properties, representing 25% of rental revenue.

The table below provides an overview of the remaining term and quarterly rental revenue under our easements, lease assignments and fee simple properties as of December 31, 2019.

Our Real Property Interests by Remaining Term

		Leased Tenant Sites(2)
			Average	Quarterly	Percentage of
	Number of		Remaining	Rental	Quarterly
	Infrastructure		Lease Term	Revenue	Rental
Remaining Term of Real Property Interest(1)	Locations	Number	(years)(3)	(in thousands)(4)	Revenue(4)
Wireless Communication
Less than or equal to 20 years	29	39	17.4	$348	2%
20 to 29 years	54	61	15.7	413	3%
30 to 39 years	101	127	18.1	862	6%
40 to 49 years	90	130	17.4	962	6%
50 to 99 years	276	316	29.3	1,840	12%
Perpetual (5)	291	351	30.5	3,461	22%
Subtotal	841	1,024	25.1	$7,886	51%
Outdoor Advertising
Less than or equal to 20 years	90	110	5.4	$567	4%
20 to 29 years	22	24	16.0	1,028	6%
30 to 39 years	43	44	19.2	305	2%
40 to 49 years	30	39	15.2	668	4%
50 to 99 years	270	293	16.1	1,237	8%
Perpetual (5)	259	319	13.3	1,810	12%
Subtotal	714	829	13.7	$5,615	36%
Renewable Power Generation
Less than or equal to 20 years	7	5	42.9	$130	1%
20 to 29 years	4	7	23.3	44	—%
30 to 39 years	11	11	28.2	55	—%
40 to 49 years	2	31	34.6	291	2%
50 to 99 years	3	3	5.6	52	—%
Perpetual(5)	11	13	30.8	1,447	10%
Subtotal	38	70	29.5	$2,019	13%
Aggregate Portfolio
Less than or equal to 20 years	126	154	9.6	$1,045	7%
20 to 29 years	80	92	16.6	1,485	9%
30 to 39 years	155	182	18.9	1,222	8%
40 to 49 years	122	200	17.3	1,921	12%
50 to 99 years	549	612	22.6	3,129	20%
Perpetual(5)	561	683	22.7	6,718	44%
Total	1,593	1,923	20.3	$15,520	100%

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

(3)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, outdoor advertising, renewable power generation and total portfolios as of December 31, 2019 were 3.2, 6.9, 17.2 and 5.1 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables. Totals may not sum due to rounding.
(5)	Includes both fee simple and perpetual easement interests.

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

Generally, our leased tenant sites are subject to triple net or effectively triple net lease arrangements, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. For this reason, we expect to have a slight increase in operating expenses relating to our infrastructure assets. For the years ended December 31, 2019, 2018 and 2017, our property operating and maintenance expenses were approximately 3%, 2%, and 1% of revenue, respectively.

We believe our triple net and effectively triple net lease arrangements support a stable, consistent and predictable cash flow profile due to the following characteristics attributable primarily to our non infrastructure assets:

•	no equipment maintenance costs or obligations (tenant is responsible for all maintenance and Landmark’s role is limited to billing, collections and managing the ground lease);
•	no property‑level maintenance capital expenditures; and
•	no property tax or insurance obligations (tenant or property owner is responsible for these costs).

Our tenant leases are typically structured with five‑year, ten‑year or twenty-year initial terms and four additional, successive five‑year renewal terms. The average remaining lease term of our tenant leases is 20 years including renewal terms, and the average remaining lease term of our tenant leases is 5 years excluding renewal terms. Our tenant leases produce an average of approximately $2,400 per month in GAAP rental payments, but can range from as low as $36 per month to as much as $0.25 million per month. In addition, most of our tenant leases include built‑in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, or CPI‑based increases and increase rent annually or on the renewal of the lease term. Furthermore, 407 of our tenant leases, primarily in the outdoor advertising industry, contain revenue sharing provisions. As of December 31, 2019, over 85% of our tenant leases contained contractual rent escalators, 76% of which were fixed‑rate (with an average annual escalation rate of approximately 2.3%) and 8% of which were tied to CPI.

Though our tenant leases are typically structured as long‑term leases with fixed rents and rent escalators, our wireless communication and outdoor advertising tenants generally may cancel their leases upon 30 to 180 days’ notice. However, occupancy rates under our tenant leases have historically been very high. As of December 31, 2019, we had 1,923 tenant sites leased and 102 tenant sites available for lease. We believe the infrastructure improvements and operations of the tenant assets located on our real property interests are essential to the ongoing operations and profitability of our tenants. We believe that by focusing on high‑quality real property interests we increase the likelihood that our tenants will renew their leases upon expiration. We believe that the importance of these assets, combined with the challenges and costs of relocating these infrastructure improvements, make it likely that we will continue to enjoy high tenant retention and occupancy rates. We believe the location of our available sites, the importance of these infrastructure assets, wireless network densification and difficulties in site acquisition provide additional collocation and releasing opportunities.

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

The tables below summarize the remaining lease terms under our tenant leases as of December 31, 2019.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming full exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than or equal to 5 years	517	$2,070	13%
5 to 9 years	261	2,307	15%
10 to 14 years	328	2,334	15%
15 years or more	817	8,809	57%
Total	1,923	$15,520	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming no exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than 1 year	444	$2,261	14%
1 to 2 years	251	1,511	10%
2 to 5 years	823	4,893	32%
5 years or more	405	6,855	44%
Total	1,923	$15,520	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables.

Our Tenants

Our tenants operate in the wireless communication, outdoor advertising and renewable power generation industries. They are generally large, publicly traded companies (or their affiliates) with a national footprint. Approximately 80% of our rental revenue for the three months ended December 31, 2019 was derived from our Tier 1 tenants. In the course of evaluating acquisition opportunities, we assess the desirability of an infrastructure location to our tenants and factors impacting demand of their customers.

Below is a summary of our tenants as of December 31, 2019.

Our Tenants By Industry

			Quarterly
	Number of		Rental
	Leased	% of	Revenue	% of
Tenant(1)	Tenant Sites	Total	(in thousands)(2)	Total
Wireless Communication (Carriers)
T-Mobile	173	9%	$1,244	8%
AT&T Mobility	140	7%	1,045	7%
Sprint	117	6%	856	6%
Verizon	130	7%	894	6%
Others	126	7%	1,903	12%
Wireless Communication (Carriers) Subtotal	686	36%	$5,942	39%
Wireless Communication (Tower Companies)
Crown Castle	163	8%	$807	5%
American Tower	136	7%	745	5%
SBA Communications	28	1%	207	1%
Others	11	1%	185	1%
Wireless Communication (Tower Companies) Subtotal	338	17%	$1,944	12%
Outdoor Advertising
Clear Channel Outdoor	263	14%	$2,055	13%
Outfront Media (formerly CBS Outdoor)	163	8%	882	6%
Lamar Advertising	165	9%	517	3%
Others	238	12%	2,161	14%
Outdoor Advertising Subtotal	829	43%	$5,615	36%
Renewable Power Generation
Southern California Edison	34	2%	$1,053	7%
Others	36	2%	966	6%
Renewable Power Generation Subtotal	70	4%	$2,019	13%
Total	1,923	100%	$15,520	100%

(1)	Includes affiliates and subsidiaries.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2019. Excludes interest income on receivables.

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

Our Relationship with Landmark

One of our principal strengths and greatest competitive advantages is our relationship with Landmark. Landmark is one of the largest and most active acquirers of real property interests underlying infrastructure assets in the wireless communication, outdoor advertising and renewable power generation industries. Landmark, headquartered in Los Angeles, California, has approximately 170 employees and has offices and acquisition and development team members who work across the United States and Australia. Landmark has stated that it intends to continue to identify additional acquisitions and development opportunities.

As of December 31, 2019, Landmark and affiliates owns our general partner, all of the incentive distribution rights and a 13.5% limited partner interest in us. Given its substantial cash investment and significant ownership in us, we believe Landmark will promote and support the successful execution of our business strategies. On January 30, 2019, the Partnership amended the Omnibus Agreement with Landmark to extend the general and administrative expense reimbursement to the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. While we believe Landmark is incentivized to support us, there are no restrictions on the ability of Landmark or its affiliates, including new private funds that Landmark may form, to compete with us, including for the acquisition of future real property interests. Please read “Risk Factors – Risks Related to Our Business – If we are unable to make accretive acquisitions of real property interests or pursue new development opportunities, our growth could be limited” and “Conflicts of Interest.”

Drop-down Acquisitions

During the years ended December 31, 2018 and 2017, the Partnership completed one and four drop-down acquisitions of 127 and 155 tenant sites and related real property interests, respectively, and zero and two investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $59.9 million and $118.3 million, respectively (the “Drop-down Acquisitions” or “Drop-down Assets”). There were no drop-down acquisitions during the year ended December 31, 2019.

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

Direct Third-Party Acquisitions

The Partnership completed direct third-party acquisitions of real property interests in the wireless communication, outdoor advertising and renewable power industries in domestic and international locations. During the years ended December 31, 2018 and 2017, the Partnership acquired 104 tenant sites and 63 tenant sites and one investment in receivables from third parties for total consideration of $75.8 million and $41.0 million, respectively. See Note 3, Acquisitions, to the Consolidated Financial Statements for additional information.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the United Kingdom (“U.K.”) and other European countries. The Partnership consolidates the joint venture. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of December 31, 2019 and 2018, the consolidated joint venture had 168 and 34 tenant sites and one investment in receivable with total net book value of $92.8 million and $43.5 million. During the years ended December 31, 2019, 2018 and 2017, the consolidated joint venture generated rental revenue of $5.6 million, $3.4 million and $0.8 million, respectively.

Unconsolidated Joint Venture

On September 24, 2018, the Partnership completed the formation of an unconsolidated joint venture. The Partnership contributed 545 tenant site assets to the unconsolidated joint venture that secured the Partnership’s $125.4 million Series 2018-1 secured notes, in exchange for a 50.01% membership interest in the unconsolidated JV and $65.5 million in cash. The Partnership does not control the unconsolidated joint venture and therefore, accounts for its investment in the unconsolidated joint venture using the equity method of accounting prospectively upon formation of the unconsolidated joint venture. For the year ended December 31, 2019, the joint venture generated rental revenue of $14.2 million and from September 24, 2018 through December 31, 2018, the joint venture generated rental revenue of $3.7 million. See Note 8, Investment in Unconsolidated Joint Venture, to the Consolidated Financial Statements for additional information.

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

In 2019, the Partnership commenced conversion of certain outdoor advertising sites from static billboards to digital billboards in the U.K.

As of December 31, 2019 and 2018, the Partnership’s $68.9 million and $29.6 million, respectively, of construction in progress balance primarily related to these development projects, respectively. During the years ended December 31, 2019 and 2018, the Partnership deployed nine and four infrastructure sites totaling $1.0 million and $1.5 million, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

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

Seasonality

We generally receive fixed rental payments under our tenant leases that are typically paid on a monthly basis, and we expect to experience some seasonal effect on our cash flow due to rents paid annually. Additionally, we have revenue sharing provisions under a portion of our tenant leases, which may result in some seasonal effect on our cash flow.

Competition

We face competition in the acquisition, development and leasing of our assets in each of our target industries. Some of the competitors are larger than us and include public entities with greater access to capital and scale of operations than us. In addition, Landmark and its affiliates will compete with us for acquisitions, development and the leasing of real property interests. Please read “Risk Factors – Risks Inherent in an Investment in Us – Landmark may compete with us, and Landmark, as owner of our general partner, will decide when, if and how we complete acquisitions.”

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

In the leasing of real property interests in the wireless communication industry, our principal competitors include our tenants, private property owners, REITs (including the tower companies) and various governmental agencies. In the wireless communication industry, our principal competitors include wireless carriers that own their own tower networks, tower companies such as American Tower Corporation, Crown Castle and SBA Communications, private independent owners of portfolios of real property interest such as Melody Wireless Infrastructure, real estate owners, REITs, utilities, municipalities and other companies that provide structures upon which wireless communication equipment may be installed. In the outdoor advertising industry, the principal competitors include private real estate owners, REITs and municipalities. In the renewable power generation industry, the principal competitors include private real estate owners, REITs and municipalities. We believe the most significant factors affecting the competitive environment in the leasing of real property interest underlying our tenant’s infrastructure include site location and capacity, quality of service, density within a geographic market and, to a lesser extent, price.

Employees

We are managed and operated by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. As of December 31, 2019, our general partner and its affiliates have approximately 37 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

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

In order to support the payment of the minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, we must generate distributable cash flow of approximately $7.3 million per quarter, or approximately $29.2 million per year, based on the number of common units outstanding as of December 31, 2019. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our tenant leases, which may fluctuate from quarter to quarter based on, among other things:

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

•	the level of capital expenditures we make;
•	the cost of acquisitions, if any;
•	our debt service requirements and other liabilities;
•	changes in interest rates;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in our revolving credit facility and other debt service requirements;
•	the amount of cash reserves established by our general partner;
•	the viability of acquisitions and the returns on investment of various investment opportunities; and
•	other business risks affecting our cash levels.

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

If Landmark becomes over-levered, it would increase the risk that Landmark may default on its obligations to us under our omnibus agreement, including its agreement to cap the amount of our reimbursement for general and administrative expenses. We rely on Landmark for certain general and administrative services in support of managing and controlling our business and operations. The terms of Landmark’s indebtedness may limit its ability to borrow additional funds and may impact our operations in a similar manner. If Landmark were to default under its debt obligations, Landmark’s creditors could attempt to assert claims against our assets during the litigation of their claims against Landmark. The defense of any such claims could be costly and could materially impact our financial condition, absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions, and finance our operations could be materially adversely affected.

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

For the year ended December 31, 2019, approximately 51% of our combined revenue was derived from Clear Channel Outdoor, T-Mobile, AT&T Mobility, Verizon, Sprint, Crown Castle and American Towers (or their affiliates), which represented 13%, 8%, 7%, 6%, 6%, 6% and 5%, respectively, of our combined revenue. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. Additionally, our tenant leases with affiliates and subsidiaries of large, nationally-recognized companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees. In addition to our four largest customers in the U.S., we also derive a portion of our revenue and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our Tier 1 tenants, have business models which may not be successful, or may require additional capital. Please read Note 18 to the Notes to the Consolidated Financial Statements included elsewhere in this annual report.

Our real property interests currently have significant concentration in a small number of top Basic Trading Areas (“BTAs”).

Real property interests in the top 10 BTAs currently account for approximately 38% of our quarterly rental revenue. The New York BTA and the Los Angeles BTA are our top BTAs and accounted for 15% and 12% of our quarterly rental revenue for the three months ended December 31, 2019, respectively. No other single BTA accounted for more than 7% of our quarterly rental revenue for the three months ended December 31, 2019. We are susceptible to adverse developments in the economy, weather conditions, competition, consumer preferences, demographics, or other factors in these major metropolitan areas. Due to our susceptibility to such adverse developments, there can be no assurance that the current geographic concentration of our business will not have a material adverse effect on our results of operations and distributable cash flow.

If our tenant leases are not renewed with similar terms, rental rates or at all, our future revenue may be materially affected.

Approximately 23% of our tenant leases will be subject to extension over the next 12 months. Our tenants are under no obligation to extend their tenant leases. In addition, there is no assurance that current tenants will renew their current leases with similar terms or rental rates, or even at all. The extension, renewal, or replacement of existing leases depends on a number of factors beyond our control, including the level of existing and new competition in our markets, the macroeconomic factors affecting lease economics for our current and potential customers, the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets, the extent to which customers in our markets are willing to contract on a long-term basis, and the effects of federal, state or local regulations on the contracting practices of our customers.

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

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

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

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to our business and operations, and also to the businesses and operations of our lessees, property owners and other surface owners or operators. Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). We do not conduct any operations on our properties, but we or our tenants may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, our property owners, lessees and other surface interest owners may have liability or responsibility under these laws which could have an indirect impact on our business. These laws include but are not limited to the federal RCRA, and comparable state statutes and regulations promulgated thereunder (which impose requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes) and CERCLA, and analogous state laws (which generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment, including the current and former owners or operators of a site. It is not uncommon for neighboring property owners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Therefore, governmental agencies or third parties may seek to hold us, our lessees, property owners and other surface interest owners responsible under CERCLA and comparable state statutes for all or part of the costs to cleanup sites at which hazardous substances have been released. Our agreements with our lessees, counterparties and other surface owners generally include environmental representations, warranties, and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws.

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

As of December 31, 2019, Landmark and affiliates own a 13.5% limited partner interest in us and own and control our general partner through a non-economic interest in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Landmark. Conflicts of interest may arise between Landmark and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Landmark, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

The vote of the holders of at least 66 2/3 % of all outstanding common units is required to remove our general partner. As of December 31, 2019, Landmark and its affiliates own 3,415,405 common units, which represents a 13.5% limited partner interest in us.

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

As of December 31, 2019, Landmark and its affiliates hold 3,415,405 common units. We have agreed to provide Landmark and its affiliates with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Increased regulatory oversight, changes in the method pursuant to which the London Inter Bank Offering Rate (“LIBOR”) rates are determined and potential phasing out of LIBOR after 2021 may adversely affect interest expense related to outstanding debt and swap agreements.

Regulators and law enforcement agencies in the U.K. and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021 (the “FCA Announcement”). Based on the FCA Announcement, it appears likely that LIBOR will be discontinued or modified by 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (the “ARRC”) which identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Partnership is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Partnership has agreements that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest on loans and valuation of derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. As such, the future of LIBOR and potential alternatives at this time remains uncertain.

The U.K.’s withdrawal from the European Union (“E.U.”) may negatively impact the value of certain of our assets.

In March 2017 the U.K. initiated a two-year negotiation period preceding its withdrawal from the E.U. (“Brexit”). On January 29, 2020, the U.K. Parliament approved a withdrawal agreement submitted on January 22, 2020, and the U.K. officially withdrew from the E.U. on January 31, 2020. There is a transition period through December 2020, with an option to extend an additional one to two years, to allow for businesses and individuals to adjust to its changes, during which all E.U. regulations will continue to apply to the U.K. Trade negotiations are expected to begin in early March 2020, but the nature of the economic relationship between the E.U. and U.K. remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. The uncertainty surrounding Brexit has contributed to increased political and economic volatility in the global financial markets. Although the long-term impact on economic conditions is uncertain, Brexit may have an adverse effect on the rate of economic growth in the U.K. and Europe, which may negatively impact asset values in those regions. For example, as a result of Brexit, the U.K. may lose access to global trade deals negotiated by the E.U. on behalf of its members, which could impact the attractiveness of the U.K. as a global business and financial center and thereby impact the rate of economic growth in the U.K.

In addition, since the result of the Brexit referendum in mid-2016, the British pound has experienced periods of weakness, and there can be no assurance that such weakness will not be exacerbated upon Brexit’s effectiveness. Continued weakness or a further decline in the value of the British pound may negatively impact the mark-to-market valuations of our British pound-denominated investments. Weakness or significant fluctuation in currency exchange rates may also adversely impact our financial results as a result of the conversion of investment principal and income from one currency into another.

Even after the ratification of the withdrawal agreement, U.K. regulated firms and other U.K. businesses could still be adversely affected by the terms ultimately agreed for a future trading relationship with the E.U. A tariff or non-tariff barrier, customs checks, the inability to provide cross-border services, changes in withholding tax, restrictions on movements of employees, restrictions on the transfer of personal data, etc., all have the potential to materially impair the profitability of a business, require it to adapt, or even relocate.

Unpredictability about the terms of the U.K.’s withdrawal and its future legal, political and economic relationships with Europe is likely to be an ongoing source of instability, produce significant currency fluctuations, and have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the U.K. from the E.U. could therefore adversely affect our business, business opportunities, results of operations, financial conditions, cash flows and our tenants’ businesses.

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

The Preferred Units are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our revolving credit facility). As of December 31, 2019, our total debt was approximately $450 million, and we had the ability to borrow an additional $217.1 million (including a standby letter of credit arrangement of $2.4 million) under our revolving credit facility, subject to certain limitations. We may incur additional debt under our revolving credit facility or future debt agreements. The payment of principal and interest on our debt reduces cash available for distribution to us and on our units, including the Preferred Units.

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

Regulators and law enforcement agencies in the U.K. and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the BBA in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. On July 27, 2017, the FCA announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021 (the “FCA Announcement”). Based on the FCA Announcement, it appears likely that LIBOR will be discontinued or modified by 2021.

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

Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10% of the amount realized could exceed the total cash purchase price for such disposed units. Due to this fact, our inability to match transferors and transferees of units and other uncertainty surrounding the application of these withholding rules, the U.S. Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, until regulations or other guidance has been finalized. It is unclear when such regulations or other guidance will be finalized.

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

As described above, we completed the Reorganization in 2017 and transferred substantially all of our assets to the REIT Subsidiary. In connection with the Reorganization, we amended our partnership agreement to adopt ownership limitations that may restrict or prevent you from engaging in certain transfers of our common units, preferred units or other partnership interests. Pursuant to this amendment, subject to certain exceptions, no person or entity may actually or beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% of the interests in the Partnership’s capital or profits, or in any class or series of outstanding partnership interests (determined based on the value or number of units of such class or series, whichever is more restrictive), including our common units and our preferred units. If you own or transfer partnership interests in a manner that would violate the ownership limit, or prevent the REIT Subsidiary from qualifying as a REIT under the Code, then those partnership interests instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the partnership interests will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or fails to permit the REIT Subsidiary’s qualification as a REIT, then the initial intended transfer will be null and void from the outset. The intended transferee of those partnership interests will be deemed never to have owned the partnership interests. Anyone who acquires common units, preferred units, or other partnership interests in violation of the ownership limit or the other restrictions on transfer bears the risk of suffering a financial loss when the common units, preferred units, or other partnership interests are redeemed or sold if the market price of our common units, preferred units, or other partnership interests falls between the date of purchase and the date of redemption or sale.

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

Even if the REIT Subsidiary maintains its qualification as a REIT for U.S. federal income tax purposes, the REIT Subsidiary may be subject to federal, state and local income, property and excise taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. Subsidiaries of the REIT Subsidiary that are “taxable REIT subsidiaries” will generally be required to pay federal corporate income tax on their earnings. In addition, because of our foreign operations, subsidiaries of the REIT Subsidiary are subject to foreign income and property taxes. Any taxes that the REIT Subsidiary and its subsidiaries must pay reduce the cash available for distribution to the Partnership and thus to our unitholders.

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

As of February 24, 2020, we had 119 unitholders of record of 25,470,232 common units outstanding. The number of unitholders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common units, whose units are held of record by banks, brokers and other financial institutions.

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

Our general partner also holds incentive distribution rights that will entitle it to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined below) in excess of $0.330625 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to each quarterly distribution during the year ended December 31, 2019 and for the three months ended September 30, 2018 and December 31, 2018. The maximum distribution of 50% does not include any distributions that our general partner or its affiliates may receive on common units that they may own.

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

The requirements described above for the subordinated units to convert were satisfied upon the payment of our quarterly cash distribution on February 14, 2018. Therefore, effective February 15, 2018, all of our subordinated units which are owned by Landmark, were converted on a one-for-one basis into common units. The conversion of subordinated units did not impact the amount of cash distributions or total number of outstanding units.

Recent Sales of Unregistered Securities

In connection with the acquisition of certain tenant sites and real property interests from Landmark Divided Growth Fund-H LLC (“Fund H”), we issued 1,506,421 Common Units on January 18, 2018. In connection with the Fund G drop-down acquisition, we issued 221,729 Common Units to Fund G on April 28, 2017. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to the Consolidated Financial Statements for additional information.

ITEM 6. Selected Financial Data

The following table includes selected financial data of Landmark Infrastructure Partners LP for the years and as of the dates indicated (in thousands, except per unit and tenant sites data). The following tables should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes in Item 15., “Exhibits, Financial Statement Schedules.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenue
Rental revenue	$59,340	$64,765	$52,625	$41,171	$33,597
Expenses
Management fees to affiliate	—	—	—	196	480
Property operating	1,983	1,147	394	107	36
General and administrative	5,567	4,731	5,286	3,755	2,923
Acquisition-related	1,163	3,287	1,287	2,906	4,016
Amortization	14,235	16,152	13,537	11,191	8,651
Impairments	2,288	1,559	848	1,275	3,902
Total expenses	25,236	26,876	21,352	19,430	20,008
Total other income and expenses	(8,715)	78,159	(15,142)	(11,820)	(12,384)
Income before income tax expense (benefit)	25,389	116,048	16,131	9,921	1,205
Income tax expense (benefit)	3,783	227	(3,145)	—	—
Net income	$21,606	$115,821	$19,276	$9,921	$1,205
Less: Pre-acquisition net income from Drop-down Assets	—	—	—	48	469
Less: Net income attributable to noncontrolling interest	31	27	19	—	—
Net income attributable to limited partners	21,575	115,794	19,257	9,873	736
Less: Distributions declared to preferred unitholders	(11,883)	(10,630)	(6,673)	(2,660)	—
Less: General partner's incentive distribution rights	(788)	(784)	(488)	(110)	—
Less: Accretion of Series C preferred units	(641)	—	—	—	—
Net income attributable to common and subordinated unitholders	$8,263	$104,380	$12,096	$7,103	$736
Net income (loss) per common and subordinated unit:
Common units – basic	$0.33	$4.25	$0.54	$0.46	$0.16
Common units – diluted	$0.33	$3.97	$0.53	$0.41	$0.07
Subordinated units – basic and diluted	$—	$(0.78)	$0.50	$0.23	$(0.16)
Cash distributions declared per common and subordinated unit	$1.47	$1.47	$1.47	$1.35	$1.25
Balance Sheet Data (End of Period):
Land and real property interests, before accumulated amortization	$754,086	$675,281	$718,381	$578,875	$466,052
Land and real property interests, after accumulated amortization	$704,071	$636,212	$680,564	$552,908	$449,671
Total assets	$855,605	$786,613	$767,999	$603,060	$485,619
Revolving credit facility	$232,907	$155,000	$304,000	$224,500	$233,000
Secured debt facilities	$—	$—	$—	$—	$74,136
Secured Notes, net	$217,098	$223,685	$187,249	$112,435	$—
Total liabilities	$486,281	$401,628	$513,641	$358,730	$328,257
Equity	$321,658	$337,677	$254,358	$244,330	$157,362
Statement of Cash Flow Data:
Cash flow provided by operating activities	$31,663	$31,256	$28,473	$21,465	$15,955
Cash flow used in investing activities	$(52,906)	$(37,533)	$(140,128)	$(156,468)	$(134,211)
Cash flow provided by (used in) financing activities	$26,460	$(13,652)	$133,981	$138,649	$119,929
Other Data:
Total number of leased tenant sites (end of period)	2,025	1,920	2,239	1,956	1,844
EBITDA(1)	$57,794	$156,473	$48,067	$35,035	$20,814
Adjusted EBITDA(1)	$63,547	$65,305	$51,749	$40,074	$32,067
FFO attributable to common and subordinated unitholders (1)	$14,636	$23,914	$26,974	$19,353	$13,521
AFFO attributable to common and subordinated unitholders (1)	$33,085	$33,424	$28,825	$21,495	$14,558

(1)

For a definition of the non‑GAAP financial measure of EBITDA, Adjusted EBITDA, FFO and AFFO and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

Non‑GAAP Financial Measures

EBITDA and Adjusted EBITDA

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related expenses, unrealized and realized gains and losses on derivatives, loss on extinguishment of debt, gains and losses on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents plus cash receipts applied toward the repayments of investments in receivable, the deemed capital contribution to fund our general and administrative expense reimbursement and adjustments for investments in unconsolidated joint ventures. During the third quarter of 2019, we changed our definition of EBITDA to exclude adjustments for investments in unconsolidated joint venture to adhere to the definition of EBITDA as described in item 10(e)(1)(ii)(A) of Regulation S-K. During the fourth quarter 2017, we changed our definition of Adjusted EBITDA by adding cash receipts applied toward the repayments of investments in receivables. We made this change to better reflect the quarterly amount of operating surplus as determined by our amended and restated partnership agreement. These changes did not have a material impact on our EBITDA or Adjusted EBITDA and prior period amounts have been recasted to conform to current presentation.

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

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net cash provided by operating activities	$31,663	$31,256	$28,473	$21,465	$15,955
Unit-based compensation	(130)	(70)	(105)	(105)	(105)
Unrealized gain (loss) on derivatives	(7,327)	1,010	1,675	2,306	(446)
Loss on early extinguishment of debt	—	(157)	—	(1,703)	(1,872)
Amortization expense	(14,235)	(16,152)	(13,537)	(11,191)	(8,651)
Amortization of above- and below-market rents, net	890	1,226	1,226	1,338	1,467
Amortization of deferred loan costs and discount on secured notes	(3,097)	(3,809)	(2,237)	(1,703)	(1,902)
Receivables interest accretion	9	3	7	36	33
Impairments	(2,288)	(1,559)	(848)	(1,275)	(3,902)
Gain (loss) on sale of real property interests	17,985	99,884	(5)	374	237
Allowance for doubtful accounts and investments in receivables	(126)	(60)	(215)	(182)	—
Equity income from unconsolidated joint venture	398	59	—	—	—
Distributions of earnings from unconsolidated joint venture	(3,383)	—	—	—	—
Foreign currency transaction loss	(2,433)	(6)	—	—	—
Working capital changes	3,680	4,196	4,842	561	391
Net income	$21,606	$115,821	$19,276	$9,921	$1,205
Interest expense	18,170	24,273	18,399	13,923	10,958
Amortization expense	14,235	16,152	13,537	11,191	8,651
Income tax expense (benefit)	3,783	227	(3,145)	—	—
EBITDA(1)	$57,794	$156,473	$48,067	$35,035	$20,814
Impairments	2,288	1,559	848	1,275	3,902
Acquisition-related	1,163	3,287	1,287	2,906	4,016
Unrealized (gain) loss on derivatives	7,327	(1,010)	(1,675)	(2,306)	446
Realized loss on derivatives	—	—	—	99	140
Loss on early extinguishment of debt	—	157	—	1,703	1,872
(Gain) loss on sale of real property interests	(17,985)	(99,884)	5	(374)	(237)
Unit-based compensation	130	70	105	105	105
Straight line rent adjustments	600	235	(358)	(514)	(338)
Amortization of above- and below-market rents, net	(890)	(1,226)	(1,226)	(1,338)	(1,467)
Repayments of investments in receivables	564	1,108	1,180	905	704
Adjustments for investment in unconsolidated joint venture	6,169	1,697	—	—	—
Foreign currency transaction loss	2,433	6	—	—	—
Deemed capital contribution due to cap on general and administrative expense reimbursement	3,954	2,833	3,516	2,578	2,110
Adjusted EBITDA(1)	$63,547	$65,305	$51,749	$40,074	$32,067

(1)	For a definition of the non‑GAAP financial measure of EBITDA and Adjusted EBITDA, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$21,606	$115,821	$19,276	$9,921	$1,205
Adjustments:
Amortization expense	14,235	16,152	13,537	11,191	8,651
Impairments	2,288	1,559	848	1,275	3,902
(Gain) loss on sale of real property interests, net of income taxes	(14,937)	(99,884)	5	(374)	(237)
Adjustments for investment in unconsolidated joint venture	3,358	923	—	—	—
Distributions to preferred unitholders	(11,883)	(10,630)	(6,673)	(2,660)	—
Distributions to noncontrolling interests	(31)	(27)	(19)	—	—
FFO attributable to common and subordinated unitholders	$14,636	$23,914	$26,974	$19,353	$13,521
Adjustments:
General and administrative expense reimbursement	3,954	2,833	3,516	2,578	2,110
Acquisition-related expenses	1,163	3,287	1,287	2,906	4,016
Unrealized (gain) loss on derivatives	7,327	(1,010)	(1,675)	(2,306)	446
Realized loss on derivatives	—	—	—	99	140
Straight line rent adjustments	600	235	(358)	(514)	(338)
Unit-based compensation	130	70	105	105	105
Amortization of deferred loan costs and discount on secured notes	3,097	3,809	2,237	3,738	6,000
Deferred income tax expense (benefit)	(32)	205	(3,215)	—	—
Amortization of above- and below-market rents, net	(890)	(1,226)	(1,226)	(1,338)	(1,467)
Loss on early extinguishment of debt	—	157	—	1,703	1,872
Repayments of receivables	564	1,108	1,180	905	704
Adjustments for investment in unconsolidated joint venture	103	36	—	—	—
Adjustments for drop-down assets	—	—	—	(5,734)	(12,551)
Foreign currency transaction loss	2,433	6	—	—	—
AFFO attributable to common and subordinated unitholders	$33,085	$33,424	$28,825	$21,495	$14,558

FFO per common and subordinated unit - diluted	$0.58	$0.96	$1.18	$1.13	$1.26
AFFO per common and subordinated unit - diluted	$1.31	$1.34	$1.26	$1.26	$1.36
Weighted average common and subordinated units outstanding - diluted	25,343	25,013	22,836	17,121	10,693

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to "our partnership," "we," "our," "us," or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a growth‑oriented partnership formed by Landmark Divided LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. We generate revenue and cash flow from existing tenant leases of our real property interests and infrastructure assets to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers.

The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014. On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation, which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. We intend to continue to own and operate substantially all of our assets through the REIT Subsidiary. These changes are designed to simplify tax reporting for unitholders and broaden the Partnership’s investor base by substantially eliminating unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account, and we do not intend to generate state source income.

How We Generate Rental Revenue

We primarily generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable, predictable and growing cash flow. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. In addition, 85% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”) ‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the year ended December 31, 2019, T-Mobile and Sprint represented approximately 8% and 6%, respectively, of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy; (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of December 31, 2019, we had a 95% occupancy rate with 1,923 of our 2,025 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, Internet of Things (IoT) and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Operating and Maintenance Expenses

Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations. Additionally, as we deploy smart enabled infrastructure solutions, including smart poles and digital outdoor advertising kiosks, and convert static billboards to digital billboards, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

FFO and AFFO

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income before interest, income taxes, depreciation and amortization, and we define Adjusted EBITDA as EBITDA before impairments, acquisition‑related expenses, unrealized and realized gains and losses on derivatives, loss on extinguishment of debt, gains and losses on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents plus cash receipts applied toward the repayments of investments in receivable, the deemed capital contribution to fund our general and administrative expense reimbursement and adjustments for investments in unconsolidated joint ventures. During the third quarter of 2019, we changed our definition of EBITDA to exclude adjustments for investments in unconsolidated joint venture to adhere to the definition of EBITDA as described in item 10(e)(1)(ii)(A) of Regulation S-K. During the fourth quarter 2017, we changed our definition of Adjusted EBITDA by adding cash receipts applied toward the repayments of investments in receivables. We made this change to better reflect the quarterly amount of operating surplus as determined by our amended and restated partnership agreement. These changes did not have a material impact on our EBITDA or Adjusted EBITDA and prior period amounts have been recasted to conform to current presentation.

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

For a further discussion of the non‑GAAP financial measures of FFO, AFFO, EBITDA and Adjusted EBITDA flow, and a reconciliation of FFO, AFFO, EBITDA and Adjusted EBITDA to the most comparable financial measures calculated and presented in accordance with GAAP, please read “Selected Historical Financial Data – Non‑GAAP Financial Measures.”

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

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the years ended December 31, 2018 and 2017, the Partnership completed one and four drop-down acquisitions, respectively, from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Assets acquired by the Partnership included an aggregate of 127 tenant sites for the year ended December 31, 2018 and 155 tenant sites and two investments in receivables for the year ended December 31, 2017, in exchange for total consideration of $59.9 million and $118.3 million, respectively. The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

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

Additionally, during the years ended December 31, 2019, 2018 and 2017, the Partnership acquired 146 tenant sites, 104 tenant sites and 63 tenant sites and one investment in receivables from third parties for a total consideration of $52.0 million, $75.8 million and $41.0 million, respectively. See Note 3, Acquisitions, to the Consolidated Financial Statements for additional information.

Sales

Our recent sales of real property interests and investments in receivables impacts the period to period comparability of our results of operations. During the year ended December 31, 2019, the Partnership completed sales of its real property interests and investments in receivables for total consideration of $46.7 million and recognized a gain on sale of $18.0 million.

Secured Notes

On June 6, 2018, the Partnership completed a securitization transaction (the “2018 Securitization”) involving a segregated pool of wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2018-1 Secured Tenant Site Contract Revenue Notes, Class C, Class D and Class F (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively. On September 24, 2018, the Partnership completed the formation of an unconsolidated joint venture by contributing certain special purpose subsidiaries to the unconsolidated joint venture, including the 2018 Secured Notes. See Note 8, Investment in Unconsolidated Joint Venture and Consolidated Financial Statements for additional information.

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

On June 16, 2016, the Partnership completed a securitization transaction (the “2016 Securitization”) involving a segregated pool of wireless communication sites and related real property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the Series 2016-1 Secured Tenant Site Contract Revenue Notes, Class A and Class B (the “2016 Secured Notes”), in an aggregate principal amount of $116.6 million. The 2016 Secured Notes were paid in full ($108 million) subsequent to the year ended December 31, 2019.

The secured notes described above are collectively referred to as the “Secured Notes.” See Note 9, Debt to the Consolidated Financial Statements for additional information.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), Euro, Australian dollar and Canadian dollar. As of December 31, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million. Loans under the revolving credit facility bear interest at a rate equal to the applicable LIBOR related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the three months ended December 31, 2019, the applicable spread was 2.25%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2019, the applicable annual commitment rate used was 0.175%.

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

At any time on or after May 20, 2025, the Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, at a redemption price of $25.00 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. See Note 12, Equity to the Consolidated Financial Statements for additional information.

Derivative Financial Instruments

Historically we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives, except for foreign currency changes on interest rate swaps denominated in a foreign currency. On November 15, 2018, a Partnership entered into an interest rate swap agreement with a notional amount in GBP. Foreign currency changes on mark-to-market adjustments on our interest rate swap agreement denominated in a foreign currency are reflect in the income statement as foreign currency transaction loss (gain).

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

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with DART to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

During 2018, the Partnership entered into an agreement with an outdoor advertising company to convert static billboards to digital billboards. In 2019, the Partnership commenced conversion of certain outdoor advertising sites from static billboards to digital billboards in the U.K.

As of December 31, 2019 and 2018, the Partnership had $68.9 million and $29.6 million of construction in progress. During the years ended December 31, 2019 and 2018, the Partnership deployed nine and four infrastructure sites totaling $1.0 million and $1.5 million, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

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

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. In April 2018, T-Mobile and Sprint announced a proposed merger. For the year ended December 31, 2019, T-Mobile and Sprint represented approximately 8% and 6%, respectively, of rental revenue.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in GBP, Euro, Australian dollar and Canadian dollar. As of November 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million. Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). During the three months ended December 31, 2019, the applicable spread was 2.25%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2019, the applicable annual commitment rate used was 0.175%.

Secured Notes

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement. The senior secured notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million.

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

The U.K.’s Exit from the E.U.

In June 2016, the U.K. held a referendum in which voters approved Brexit. On January 29, 2020, the U.K. Parliament approved a withdrawal agreement submitted on January 22, 2020, and the U.K. officially withdrew from the E.U. on January 31, 2020. There is a transition period through December 2020, with an option to extend an additional one to two years, to allow for businesses and individuals to adjust to its changes, during which all E.U. regulations will continue to apply to the U.K. Trade negotiations are expected to begin in early March 2020, but the nature of the economic relationship between the E.U. and U.K. remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. It is unknown at this time what effects the ratification of the withdrawal agreement and the U.K./E.U. relationship will have on our future operations. We will continue to monitor the economic and political developments related to Brexit and the potential impact on our businesses in the U.K. and the rest of Europe, including, in particular, acquisition, development and leasing activity in the U.K., as well as any associated currency volatility impact on our results of operations. As of December 31, 2019, approximately 9.5% of the Partnership’s total rental revenue and 13.4% of total assets related to the U.K.

LIBOR Phase Out

In July 2017, the FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Partnership is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Partnership has agreements that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest on loans and valuation of derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. We will continue to monitor the potential impact of LIBOR changes on our business.

Critical Accounting Policies

The following discussion of critical accounting policies uses “we”, “our” and the “Partnership” interchangeably. Our discussion and analysis of the historical financial condition and results of operations of the Partnership are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of significant accounting policies in Note 2 to the consolidated financial statements of the Partnership, included elsewhere in Part IV, Item 15(a)(1). We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial condition and results of operations. Management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions that it believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by the users of our financial statements in their evaluation of our performance. Of the accounting policies discussed in the notes to the consolidated financial statements of the Partnership, included in Part IV, Item 15(a)(1), the accounting policies presented below have been identified by us as critical accounting policies.

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

Impairment of Long‑Lived Assets and Development Projects

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

Development projects and other similar contracts are also assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each project on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: estimated development and construction costs and projected profitability. When a decision is made to cease construction on certain projects due to market conditions and/or fluctuations in our development strategy, we write off the related capitalized costs, including pre-construction costs. Based on the results of our assessments, we recognized impairment charges related to certain construction in progress of $1.6 million during the year ended December 31, 2019 and included in impairment in our consolidated statements of operations.

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

Leases obtained by the Partnership through its acquisition and ownership of real property interests are generally cancelable upon 30‑180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non‑cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable. Leases obtained through development projects, are generally non‑cancellable for the initial term.

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

Results of Operations

Our results of operations for all periods presented were affected by the formation of the unconsolidated JV, acquisitions and asset sales made during the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, we had 2,025 and 1,920 available tenant sites, respectively.

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

The following table summarizes the combined statement of operations for years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Revenue
Rental revenue	$59,340	$64,765	$(5,425)
Expenses
Property operating	1,983	1,147	836
General and administrative	5,567	4,731	836
Acquisition-related	1,163	3,287	(2,124)
Amortization	14,235	16,152	(1,917)
Impairments	2,288	1,559	729
Total expenses	25,236	26,876	(1,640)
Other income and expenses
Interest and other income	832	1,642	(810)
Interest expense	(18,170)	(24,273)	6,103
Loss on early extinguishment of debt	—	(157)	157
Unrealized gain (loss) on derivatives	(7,327)	1,010	(8,337)
Equity income from unconsolidated joint venture	398	59	339
Gain (loss) on sale of real property interests	17,985	99,884	(81,899)
Foreign currency transaction loss	(2,433)	(6)	(2,427)
Total other income and expenses	(8,715)	78,159	(86,874)
Income before income tax expense	25,389	116,048	(90,659)
Income tax expense	3,783	227	3,556
Net income (loss)	$21,606	$115,821	$(94,215)

Rental Revenue

Rental revenue decreased $5.4 million primarily due to the formation of the unconsolidated JV and 2019 sales of real property interests. Rental revenue for the year ended December 31, 2018 includes $10.0 million of rental revenue generated from the assets contributed to the JV prior to the date of the transaction and $2.0 million of rental revenue generated from assets sold in 2019. The decrease in rental revenue during the year ended December 31, 2019 was partially offset by $2.0 million of rental revenue attributed to assets acquired in 2019 and $1.9 million of rental revenue due to the full year of rental revenue in 2019 for tenant sites acquired during 2018. On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Revenue generated in 2019 from our wireless communication, outdoor advertising, and renewable power generation segments was $29.7 million, $21.1 million, $8.5 million, or 50%, 36% and 14% of total rental revenue, respectively, compared to $37.9 million, $18.8 million, $8.1 million, or 59%, 29% and 12% of total rental revenue, respectively, during 2018. The occupancy rates in our wireless communication, outdoor advertising and renewable power generation segments were 93%, 97% and 100%, respectively, as of December 31, 2019 compared to 94%, 98% and 100%, respectively, as of December 31, 2018. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, and renewable power generation segments were $1,975, $2,456 and $9,159, respectively, during 2019 compared to $1,926, $2,486 and $9,148, respectively, during 2018.

Property Operating

Property operating expenses increased $0.8 million during 2019 compared to 2018 primarily due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure and rent expense on assets subject to a ground lease payment. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy smart enabled infrastructure solutions, including smart poles and digital outdoor advertising kiosks, and convert static billboards to digital billboards, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses increased $0.8 million during 2019 compared to 2018, primarily due an increase in accounting and legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. On January 30, 2019, we amended the Omnibus Agreement and agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Sponsor rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2019 and 2018, Landmark reimbursed us $3.7 million and $2.8 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. Included in the total general and expenses reimbursement from Sponsor is $0.3 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Additionally, indemnification of $0.4 million related to property taxes is included in capital contributions from Sponsor on the Consolidated Statements of Equity and Mezzanine Equity for 2019.

Acquisition-Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions. Acquisition-related expenses decreased $2.1 million during 2019 compared to 2018 primarily as a result of a one-time acquisition fee related to our U.K. venture. In October 2018, we amended our management agreement for our U.K. venture resulting in approximately $2.6 million one-time fee recorded to acquisition costs during the fourth quarter of fiscal 2018.

Amortization

Amortization expense decreased $1.9 million during 2019 compared to 2018 as a result of having a greater number of average tenant sites during 2018 compared to 2019. Amortization of investments in real property rights with finite useful lives and in‑place lease values to decreased as a result of contributing assets to the unconsolidated JV. Amortization expense for the year ended December 31, 2018 included $2.6 million of amortization expense generated from the JV assets during the year ended December 31, 2018.

Impairments

Impairments increased $0.7 million during 2019 compared to 2018, primarily due to impairment charges related to certain construction in progress contracts and eight lease terminations in our wireless communication and outdoor advertising segments for $2.3 million during the year ended December 31, 2019, compared to impairment charges related to 16 investments in receivables in our wireless communication segment and six lease termination in our wireless communication and outdoor advertising segments for $1.4 million during the year ended December 31, 2018. Landmark indemnified the Partnership for the $1.0 million impairment of investments in receivables and certain real property interests which is reflected as a deemed capital contribution.

Interest and Other Income

Interest and other income decreased $0.8 million during 2019 compared to 2018 primarily as a result of the sale of investments in receivables during the year ended December 31, 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments. We expect interest and other income to decrease in future periods as a result of the sale of $8.3 million in investments in receivables during the year ended December 31, 2019.

Interest Expense

Interest expense decreased $6.1 million during 2019 compared to 2018, primarily due to lower average debt balance of approximately $421.7 million for the year ended December 31, 2019 compared to an average debt balance of approximately $442.6 million during the year ended December 31, 2018.

Loss on Early Extinguishment of Debt

In connection with the Third Amended and Restated Credit Facility on November 15, 2018, a portion of the unamortized balance of the deferred loan costs totaling $0.2 million was recorded as a loss on extinguishment of debt during the year ended December 31, 2018.

Unrealized Gain (Loss) on Derivatives

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the year ended December 31, 2019 and unrealized gain for the year ended December 31, 2018, reflects the change in fair value of these contracts during those periods.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.3 million during the year ended December 31, 2019 compared to 2018 due to the formation of the JV on September 24, 2018. The Partnership accounts for its 50.01% investment in the unconsolidated JV using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income from unconsolidated JV on the consolidated statements of operations.

Gain (Loss) on Sale of Real Property Interests

During the year ended December 31, 2019, the Partnership recognized gain on sale of real property interests of $18.0 million related to the sale of real property interests to third parties during the year ended December 31, 2019. During the year ended December 31, 2018, we recognized a gain on contribution of real property interests of $100 million in connection with the formation of the unconsolidated JV in which 545 tenant sites were contributed to the JV by the Partnership.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased $2.4 million during the year ended December 31, 2019 as a result of changes in exchange rates affecting £40.5 million of outstanding borrowings and a foreign currency interest rate swap agreement denominated in GBP. We expect additional fluctuations of foreign currency transactions in future periods as a result of future borrowing of foreign currency transactions under our revolving credit facility denominated in foreign currencies. The borrowings are a partial hedge against changes in the value of our U.K. based investments with any foreign currency translation gains and losses on our U.K. based investments included in comprehensive income (loss).

Income Tax Expense

Income tax expense increased $3.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.0 million income tax expense related to the gain.

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

For discussion related to the year ended December 31, 2018 compared with the year ended December 31, 2017, refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (the SEC) on February 20, 2019.

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, acquisitions and developments and other expenditures directly associated with our assets, including:

•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;
•	general and administrative expenses;
•	acquisitions of real property interests;
•	capital expenditures for infrastructure developments;
•	distributions to our common and preferred unitholders; and

•	incentive distribution rights to our general partner.

We intend to satisfy our short‑term liquidity requirements primarily through cash flow from operating activities and through borrowings available under our revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, asset dispositions, formation of joint ventures, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long-term debt arrangements. Access to capital markets impacts our cost of capital and ability to refinance indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. The Partnership has a universal shelf registration statement on file with the SEC, effective January 30, 2020, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million. The current universal shelf registration replaces the Partnership’s existing universal shelf registration statement that was on file with the SEC, effective March 27, 2017, under which we had the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

We intend to pay at least a quarterly distribution of $0.3675 per unit per quarter, which equates to approximately $9.3 million per quarter, or $37.2 million per year in the aggregate, based on the number of common units outstanding as of February 24, 2020. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Partnership Agreement. We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.2 million per quarter, or approximately $8.8 million per year in the aggregate based on the number of Preferred Units outstanding as of February 24, 2020. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of December 31, 2019, there were 1,988,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution paid related to our financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
March 31, 2017	April 20, 2017	May 15, 2017	$0.3525	$8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
March 31, 2018	April 19, 2018	May 15, 2018	0.3675	9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
March 31, 2019 (1)	April 19, 2019	May 15, 2019	0.3675	9,312
June 30, 2019 (1)	July 19, 2019	August 14, 2019	0.3675	9,312
September 30, 2019 (1)	October 25, 2019	November 14, 2019	0.3675	9,317
December 31, 2019 (1)	January 24, 2020	February 14, 2020	0.3675	9,360
Series A Preferred Units
March 31, 2017	March 16, 2017	April 17, 2017	$0.5000	$432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
March 31, 2018	March 23, 2018	April 16, 2018	0.5000	797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
March 31, 2019	March 21, 2019	April 15, 2019	0.5000	797
June 30, 2019	June 20, 2019	July 15, 2019	0.5000	828
September 30, 2019	September 20, 2019	October 15, 2019	0.5000	837
December 31, 2019	December 20, 2019	January 15, 2020	0.5000	861
Series B Preferred Units
March 31, 2017	April 20, 2017	May 15, 2017	$0.4938	$934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216
March 31, 2018	April 19, 2018	May 15, 2018	0.4938	1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
March 31, 2019	April 19, 2019	May 15, 2019	0.4938	1,216
June 30, 2019	July 19, 2019	August 15, 2019	0.4938	1,257
September 30, 2019	October 22, 2019	November 15, 2019	0.4938	1,257
December 31, 2019	January 23, 2020	February 18, 2020	0.4938	1,298
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914
March 31, 2019	April 19, 2019	May 15, 2019	0.4614	923
June 30, 2019	July 19, 2019	August 15, 2019	0.4510	902
September 30, 2019	October 22, 2019	November 15, 2019	0.4375	870
December 31, 2019	January 23, 2020	February 18, 2020	0.4375	870

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

As of December 31, 2019, we had $450.0 million of total outstanding indebtedness. As of February 24, 2020, the Partnership had $173.0 million of outstanding borrowings on our revolving credit facility, and we had $277 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$31,663	$31,256
Net cash used in investing activities	(52,906)	(37,533)
Net cash provided by (used in) financing activities	26,460	(13,652)

Comparison of year ended December 31, 2019 to year ended December 31, 2018

Net cash provided by operating activities.  Net cash provided by operating activities increased $0.4 million to $31.7 million for the year ended December 31, 2019 compared to $31.3 million for the year ended December 31, 2018. The increase is primarily attributable to the timing of prepaid expenses, other assets and payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $52.9 million for the year ended December 31, 2019 compared to $37.5 million for the year ended December 31, 2018. The change in cash used in investing activities was primarily due to the proceeds received from the sale of real property interests in 2019 compared to proceeds received related to the formation of the unconsolidated joint venture on September 24, 2018.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $26.5 million for the year ended December 31, 2019 compared to net cash used in financing activities of $13.7 million for the year ended December 31, 2018. The change in net cash provided by (used in) financing activities was primarily attributable to the net increase of $53.3 million in proceeds from the net borrowings from the revolving credit facility and secured notes and the net decrease of $9.8 million used in deferred loan costs offset by net decrease of $43.4 million in proceeds from equity offerings during the year ended December 31, 2019 compared to the year ended December 31, 2018. Additionally, the difference between the cost and the sales price of the Drop-down Acquisition completed during the year ended December 31, 2018 is treated as a distribution to Landmark.

Revolving Credit Facility

Our revolving credit facility will mature on November 15, 2023 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in British pound sterling (“GBP”), Euro, Australian dollar and Canadian dollar. Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, after-acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledge (or secured by mortgages), as collateral under our revolving credit facility.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2019, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2019, the applicable annual commitment rate used was 0.175%.

As of December 31, 2019, the Partnership had $232.9 million of total outstanding indebtedness under the revolving credit facility with $217.1 million available under the revolving credit facility (including a standby letter of credit arrangement of $2.4 million), subject to compliance with certain covenants. The Partnership was in compliance with all covenants under its revolving credit facility as of December 31, 2019. As of February 24, 2020, the Partnership had $173.0 million of outstanding borrowings on our revolving credit facility, and we had $277 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Secured Notes

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% Senior Secured Notes, in a private placement, and may from time to time issue and sell additional senior secured notes, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. The 4.38% Senior Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 4.38% Senior Secured Notes, LMRK PropCo SO LLC (the “4.38% Senior Secured Notes Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 4.38% Senior Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 4.38% Senior Secured Notes). In October 2019, we became aware of the fact that we were in technical default of certain covenants under the Note Purchase Agreement due to certain rental payments received by the Partnership in an incorrect bank account, which resulted in an Event of Default under the terms of the Note Purchase Agreement. The Event of Default under the terms of the Note Purchase Agreement in turn caused an Event of Default under our revolving credit facility. In November 2019, we amended the terms of the revolving credit agreement and obtained a waiver such that Event of Default under the Note Purchase Agreement does not in turn cause an Event of Default under our revolving line of credit. In December 2019, we obtained a waiver of the default from the holders of the 4.38% Senior Secured Notes.

On November 30, 2017, the Partnership completed the 2017 Securitization involving certain outdoor advertising sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2017 Secured Notes, in an aggregate principal amount of $80.0 million. The 2017 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2017 Secured Notes, LMRK Issuer Co. 2 LLC, and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2016 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2017 Secured Notes).

On June 16, 2016, the Partnership completed the 2016 Securitization transaction involving certain wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2016 Secured Notes, in an aggregate principal amount of $116.6 million. The 2016 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2016 Secured Notes, LMRK Issuer Co. LLC, and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2017 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2016 Secured Notes). The 2016 Secured Notes were paid in full ($108 million) subsequent to the year ended December 31, 2019.

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

	Initial Principal		Anticipated
Series and Class	Balance (in thousands)(1)	Note Rate	Repayment Date
4.38% senior secured notes	$43,702	4.38%	June 30, 2036
Series 2017-1 Class A	$62,000	4.10%	November 15, 2022
Series 2017-1 Class B	$18,000	3.81%	November 15, 2022
Series 2016-1 Class A	$91,500	3.52%	June 15, 2021
Series 2016-1 Class B	$25,100	7.02%	June 15, 2021

(1)	Presented as of December 31, 2019. The 2016 Secured Notes were paid in full ($108 million) subsequent to the year ended December 31, 2019.

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

Under the terms of the applicable indenture, amounts due under the Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 9, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of December 31, 2019, $5.6 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 9, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination. As of December 31, 2019, the DSCR for the 2017 Secured Notes and 2016 Secured Notes is above 2.0, respectively, and above 1.1 for the 4.38% Senior Secured Notes.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of December 31, 2019, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

Commitments

Our contractual obligations as of December 31, 2019 were (in thousands):

	Payments by Period
		Less than	Between	Between	More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Revolving credit facility (principal)(1)	$232,907	$—	$232,907	$—	$—
Revolving credit facility (interest)(2)	37,783	9,763	28,020	—	—
Standby letters of credit(1)	2,400	—	2,400	—	—
Secured Notes (principal and interest)(1)	251,505	19,622	191,203	8,267	32,413
Ground lease obligations	19,453	737	1,502	1,550	15,664
Other obligations	6,930	990	1,980	1,980	1,980

(1)

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement. The senior secured notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million, which were scheduled to mature in 2021, and the revolving credit facility by $59 million. In connection with the issuance of the 3.90% series A senior secured notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

(2)	Interest payable is based on the interest rates in effect on December 31, 2019, including the effect of the interest rate swaps and unused commitment fees.

Shelf Registrations

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million. The February 23, 2017 shelf registration was subsequently replaced by the December 4, 2019 shelf registration described below, which became effective subsequent to the year ended December 31, 2019.

On December 4, 2019, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on January 30, 2020 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million.

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

During the year ended December 31, 2019, the Partnership issued a total of 128,892 Series A Preferred Units and 81,778 Series B Preferred Units under the ATM Programs generating total proceeds of approximately $5.3 million before issuance costs. For the year ended December 31, 2018, the Partnership issued a total of 27,830 Common Units and 24,747 Series A Preferred Units under the ATM Programs generating total proceeds of approximately $1.1 million before issuance costs. For the year ended December 31, 2017, the Partnership issued a total of 240,426 Common Units, 704,445 Series A Preferred Units, and 623,015 Series B Preferred Units under our ATM Programs, generating total proceeds of approximately $37.5 million before issuance costs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. As of December 31, 2019, there were no amounts drawn on the standby letter of credit. Subsequent to the year ended December 31, 2019, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million in connection with the issuance of the 3.90% Series A Senior Secured Notes.

The Partnership does not have any other off balance sheet arrangements.

Inflation

The majority of our tenant lease arrangements are triple net or effectively triple net and provide for fixed‑rate escalators or rent escalators tied to increases in the consumer price index. We believe that inflationary increases may be at least partially offset by the contractual rent increases and our tenants’ (or the underlying property owners’) obligations to pay taxes and expenses under our triple net and effectively triple net lease arrangements. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Newly Issued Accounting Standards

For a discussion of newly issued accounting standards updates, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Notes to the Consolidated Financial Statements in Item 15., “Exhibits, Financial Statement Schedules.”

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of December 31, 2019, our revolving credit facility had an outstanding balance of $232.9 million. Borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of December 31, 2019, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. If LIBOR were to increase by 150 basis points, assuming no additional hedging activities, the increase in interest expense on our debt would decrease our future earnings and cash flows by approximately $0.6 million annually. If LIBOR were to decrease by approximately 150 basis points, the decrease in interest expense on our pro forma debt would be approximately $0.6 million annually. On November 15, 2018, the Partnership entered into an interest rate swap agreement with a notional amount of £38 million with a fixed rate at 1.49% on floating GBP LIBOR with an effective date of November 30, 2020. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. The GBP LIBOR interest rate swap is a hedge on pound sterling borrowing. As of February 24, 2020, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million, that bears interest at a rate equal to GBP LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels).

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of December 31, 2019, there were 1,988,700 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand in international markets we are exposed to market risk from changes in foreign currency exchange rates. Approximately 12%, 7% and 3% of rental revenue was denominated in foreign currencies for the years ended December 31, 2019, 2018 and 2017, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

In July 2017, the FCA, which regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Partnership is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. We will continue to monitor the potential impact of LIBOR changes on our business.

ITEM 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements included in Part IV, Item 15(a)(1).

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of

Landmark Infrastructure Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Landmark Infrastructure Partners LP’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Landmark Infrastructure Partners LP (the “Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Landmark Infrastructure Partners LP as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and mezzanine equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

February 27, 2020

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

Name	Age	Position with Landmark Infrastructure Partners GP LLC
Arthur P. Brazy, Jr.	60	Chief Executive Officer and Director
George P. Doyle	50	Chief Financial Officer and Treasurer
Daniel R. Parsons	55	Senior Vice President – Information Systems and Technology
Josef Bobek	45	General Counsel and Secretary
Matthew P. Carbone	53	Chairman of the Board of Directors
James F. Brown	55	Director
Edmond G. Leung	39	Director
Keith Benson	47	Director
Thomas Carey White III	54	Director
Gerald A. Tywoniuk	58	Director

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

George P. Doyle was appointed Chief Financial Officer and Treasurer of our general partner. Mr. Doyle has served as Chief Financial Officer and Treasurer of our sponsor, Landmark Dividend LLC since August 2011. From June 2010 to October 2010, Mr. Doyle served as the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Clearview Hotel Trust, Inc., a REIT that invests primarily in the hospitality industry. Prior to joining Clearview Hotel Trust, Inc., Mr. Doyle served, from November 2009 to June 2010, as the Vice President of Finance for Steadfast Income Advisor, LLC, the external advisor for Steadfast Income REIT, Inc., a REIT that invests primarily in multi-family residential properties. Mr. Doyle was also the Chief Accounting Officer for Steadfast Income REIT, Inc. Previously, Mr. Doyle served in various capacities from November 2003 to June 2009, including from July 2004 to June 2009 as the Senior Vice President - Chief Accounting Officer, at HCP, Inc., an S&P 500 REIT traded on the NYSE that invests primarily in real estate serving the healthcare industry. From September 1995 to October 2003, Mr. Doyle served in various positions with the accounting firm KPMG LLP, including as a senior manager. Mr. Doyle holds a B.A. in Business Administration from Western Washington University and a Certificate of Accounting from Seattle University. We believe that Mr. Doyle’s extensive financial and accounting background and experience with several different real estate companies makes him qualified to be Chief Financial Officer and Treasurer of our general partner.

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

Josef Bobek was appointed General Counsel and Secretary of our general partner in 2016. Mr. Bobek has served as General Counsel and Secretary of our sponsor, Landmark Dividend LLC, since January of 2016, and previously served as Deputy General Counsel and Associate General Counsel of our sponsor since December of 2012. From August 2012 until December 2012, Mr. Bobek served as Senior Counsel to Sun West Mortgage Company, Inc., a company specializing in residential and multi-family mortgage loans. From April 2005 to August of 2012, Mr. Bobek, served in various positions, including as a partner, with the law firm of Glaser Weil Fink Howard Avchen & Shapiro LLP, a full-service law firm based in Los Angeles, California. Prior to joining Glaser Weil Fink Howard Avchen & Shapiro LLP, Mr. Bobek served as an associate attorney with the law firm of Jennings Strouss, a national firm based in Phoenix, Arizona, from May of 2001 to April of 2005. Mr. Bobek holds a B.S. in Accounting from the University of Southern California, and received a Juris Doctorate from the School of Law at Pepperdine University. We believe Mr. Bobek's extensive legal background and experience serving as a legal advisor (internally and externally) to real estate focused companies and investors makes him qualified to be General Counsel and Secretary of our general partner.

Matthew P. Carbone was appointed as Chairman of the Board of Directors of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Carbone was elected as Chairman of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Carbone has been a Managing Director of American Infrastructure Funds (“AIM”) since he co-founded AIM in July 2006. Mr. Carbone has been a Principal of AIMPERA Capital Partners since December 2019 and was the President of AIMPERA Capital Partners from May 2018 until November 2019. Mr. Carbone has served on the boards of a number of companies, including as a director of the general partner of Oxford Resource Partners, L.P. from August 2007 to December 2014, as a director of the general partner of American Midstream Partners, L.P. from November 2009 to May 2012, as Chairman of the board of managers of Nordic Cold Storage Holdings, LLC from July 2011 to December 2015, as a member of the board of managers of Petropoint Energy Partners, LP from March 2012 to November 2014, as a member of the board of managers of Granite Communities LLC from November 2012 to December 2016, as a director of the general partner of Tunnel Hill Partners, L.P. since July 2008, as a director of CitySwitch Tower Holdings, LLC since February 2018, as a director of Unison Energy LLC since June 2018, and as a member of the board of managers of Agile Cold Chain Services LLC since December 2019. He received a B.A. in Neuroscience from Amherst College and an M.B.A. from Harvard Business School. We believe that Mr. Carbone’s extensive investing and corporate finance experience, as well as his depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

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

Edmond G. Leung was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Leung was elected as a member of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Leung has been a Managing Director of AIM since December 2015, was a Principal of AIM from December 2013 until November 2015, a Vice President with AIM from January 2010 until November 2013 and an Associate from September 2007 to December 2009. Mr. Leung has been a Principal of AIMPERA Capital Partners since December 2019 and was a Vice President of AIMPERA Capital Partners from May 2018 until November 2019. Mr. Leung has served as a member of the board of managers of Nordic Cold Storage LLC from July 2011 to November 2016, as a member of the board of managers of Arrow Holdings, LLC from November 2016 to December 2019, as a member of the board of managers of Granite Communities from February 2017 to October 2017, as a member of the board of managers of American Education Properties, LLC since February 2017, as Chairman of the board of managers of CitySwitch Tower Holdings, LLC since February 2018, as a member of the board of managers of Flagship Communities, LLC since May 2018 and as a member of the board of managers of Agile Cold Chain Services LLC since December 2019. Mr. Leung received a B.A. in Economics and a B.S. in Business Administration from University of California, Berkeley. We believe that Mr. Leung’s extensive investing and corporate finance experience, as well as his in depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

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

Thomas Carey White III was appointed a Director of our general partner. Mr. White has served as the Chief Executive Officer of Positive Arts LLC, a systems architecture firm specializing in building and operating infrastructure, since January 2011. Mr. White has also served as Chief Financial Officer and a member of the board of managers of Active Wellness LLC, a management company operating corporate fitness centers, since he co-founded Active Wellness in January 2014. Mr. White has also served as Chairman of the Feeding Your Kids Foundation, a nonprofit organization operating an international program teaching parents how to feed their children healthier food, since he co-founded the Foundation in May 2010. From November 2011 to February 2016, Mr. White served as the Chief Financial Officer of Itrim US LLC, a fitness and health company. Mr. White served as the Chief Financial Officer and Chief Technology Officer of Club One, a fitness company, from January 2004 to December 2010. Mr. White received a BA from Stanford University and an MBA from Harvard Business School. He is a certified public accountant (inactive) in the state of California. We believe that Mr. White’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

Gerald A. Tywoniuk was appointed a Director of our general partner in January 2015. Mr. Tywoniuk serves on the Board of Managers of TF-CO Asset Management LLC, and provides consulting services. These consulting services currently include his roles as: CEO of Kemmerer Holdings, LLC and Kemmerer Operations, LLC; and as Trustee for the WMLP Liquidation Trust. Mr. Tywoniuk served as an independent director and audit committee chairperson at American Midstream GP, LLC, the general partner of American Midstream Partners, L.P., from 2011 to July 2019. He also served on the board of directors of Westmoreland Resources GP, LLC, the general partner of Westmoreland Resource Partners, LP from 2009 to June 2019, and served as Acting CEO of that entity from March 2019 until June 2019. Mr. Tywoniuk has 38 years of experience in accounting and finance and has previously served a number of public companies in senior executive and management roles, including: chief financial officer of MarkWest Energy Partners, L.P. and its predecessor from 1997 to 2002, including at the time of its 2002 initial public offering; chief financial officer of Pacific Energy Partners, L.P. from 2002 to 2006; and roles as CFO, Acting CEO and Plan Representative for Pacific Energy Resources Ltd. from 2008 – 2013. Mr. Tywoniuk received a Bachelor of Commerce from the University of Alberta and is a Chartered Professional Accountant in Canada. We believe that Mr. Tywoniuk’s expertise in accounting and financial matters, along with his extensive management experience, qualifies him for service as a Director of our general partner.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2019.

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

Principal Executive Offices and Internet Address

Our principal executive offices are located at 400 Continental Blvd., Suite 500, El Segundo, CA 90245, and our telephone number is (310) 598‑3173. We post governance documents on our website at http://www.landmarkmlp.com. We expect to make our periodic reports and other information filed with or furnished to the SEC available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report Form 10-K and does not constitute a part of this Annual Report Form 10-K.

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

Except with respect to any equity incentive awards in us that may be granted under our 2014 Long‑Term Incentive Plan, or “LTIP,” our general partner’s executive officers do not receive any separate amounts of compensation for their services to us and all compensation decisions for our general partner’s executive officers are made by Landmark, without input from our general partner’s board of directors or any committees thereof. Any awards granted to our general’s partner’s executive officers under our LTIP are determined and granted by our general partner’s board of directors or one of its applicable committees. No equity incentive awards were granted to any of our executive officers in 2019.

Compensation of our Directors

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners GP LLC Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”). On January 25, 2018, the board of directors of the General Partner adopted the Amended and Restated Non-Employee Director Compensation Plan. The Amended and Restated Non-Employee Director Compensation Plan provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner with annualized compensation consisting of $40,000 in cash, payable quarterly, an annual grant of Common Units valued at $40,000 and additional cash compensation for attending meetings of the board of directors of the General Partner or a committee thereof. Pursuant to the Amended and Restated Non-Employee Director Compensation Plan, the chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $15,000 and the chairman of any other committee of the board of directors, as may be established at any time, shall be entitled to an amount in cash as determined by the board of directors. Such directors will also receive reimbursement for out‑of‑pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or Landmark or its affiliates who also serve as directors will not receive additional compensation for their service as directors. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the total compensation paid to our non-employee directors as compensation for their year of service to us in 2019.

Director Compensation
Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
Thomas Carey White III	$69,500	$40,000	$109,500
Gerald A. Tywoniuk	54,500	40,000	94,500
Keith Benson	54,500	40,000	94,500

(1)	Amounts shown represent 2019 retainer and meeting fees.
(2)

The amounts shown represent the grant date fair value of awards granted in 2019. In 2019, each of our independent directors who was serving on the Board as of December 31, 2018, received 3,271 common units grants for 2019 services. Additionally, Mr. Benson was appointed Director on November 2018 and received 818 common units in 2019 for 2018 services.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of units of Landmark Infrastructure Partners LP as of December 31, 2019, held by beneficial owners of 5% or more of the units, by each director, director nominee and named executive officer of Landmark Infrastructure Partners GP LLC, our general partner, and by all directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 25,353,140 common units outstanding as of December 31, 2019. Unless otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the units and the business address of each such beneficial owner is c/o Landmark Infrastructure Partners LP, 400 Continental Blvd., Suite 500, El Segundo, CA 90245.

	Common Units
Name of beneficial owner(1)	Number	Percent
Landmark Dividend Holdings LLC(2)	3,415,405	13.5%
Dennis S. Hersch(3)	1,600,478	6.3%
Directors/Named Executive Officers
Arthur P. Brazy, Jr.	170,149	*
George P. Doyle	19,439	*
Matthew P. Carbone	23,604	*
James F. Brown	—	—
Edmond G. Leung	3,410	*
Keith Benson	4,089	—
Thomas Carey White III	14,435	*
Gerald A. Tywoniuk	11,265	*
All Directors and Executive Officers as a group (8 persons)	246,391	* %

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 400 Continental Blvd., Suite 500, P.O. Box 3429, El Segundo, CA 90245.
(2)

Includes (1) 3,537 common units held directly by Landmark Dividend LLC and (2) 55,097 common units held directly by Landmark Z-Unit Holdings LLC. Landmark Dividend LLC and Landmark Z-Unit Holdings LLC are indirectly owned and managed by Landmark Dividend Holdings LLC. Landmark Dividend Holdings LLC is managed by a board of managers. The board of managers of Landmark Dividend Holdings LLC is comprised of Matthew P. Carbone, Edmond G. Leung, Arthur P. Brazy, Jr., James F. Brown, Trevor J. Brock and David L. Hollon. AIM Landmark Holdings, LLC is the record holder of approximately 59% of the limited liability company interests of Landmark Dividend Holdings, LLC and is entitled to elect the majority of the members of the board of managers of Landmark Dividend Holdings LLC. AIM Landmark Holdings, LLC is controlled by AIM Universal Holdings, LLC. AIM Universal Holdings, LLC is managed by Robert B. Hellman and Matthew P. Carbone, and ultimate control of AIM Universal Holdings, LLC is governed by the Investment Committee of American Infrastructure Fund II, LP. Each of the foregoing persons and each member of the board of managers of Landmark Dividend Holdings LLC, disclaims beneficial ownership of such securities. Each of AIM Universal Holdings, LLC, AIM Landmark Holdings, LLC and Landmark Dividend Holdings, LLC may be deemed to indirectly beneficially own the securities held by Landmark Dividend LLC and Landmark Z-Unit Holdings LLC, but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein. The principal business address of AIM Universal Holdings, LLC and AIM Landmark Holdings, LLC is 950 Tower Lane, Suite 800, Foster City, California 94404. The principal business address of Landmark Dividend LLC, Landmark Dividend Holdings LLC and Landmark Z-Unit Holdings LLC is 400 Continental Blvd., Suite 500, El Segundo, California 90245.

(3)

Based solely on Schedule 13G/A filed with the SEC on February 13, 2020 by Dennis S. Hersch, individually, and in his capacity as trustee of each of The Linden East Trust and The Linden West Trust (the “Reporting Person”). As of December 31, 2019, the Reporting Person was the beneficial owner of 1,600,478 Common Units, which includes (a) 100,212 Common Units owned directly by Mr. Hersch, (b) 355,016 Common Units owned directly by The Linden East Trust, and (c) 1,145,250 Common Units owned directly by The Linden West Trust. The Reporting Person’s principal business address is 31 East 79th St., New York, NY 10075.

*

The percentage of units beneficially owned by each director or each executive officer does not exceed 1% of the common units outstanding. The percentage of units beneficially owned by all directors and executive officers as a group does not exceed 1% of the common units outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, the following equity securities were authorized for issuance under our existing compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding,	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights (#)	and Rights ($)	reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	748,855	(1)
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	748,855

(1)	Amount shown represents Common Units available for issuance under the LTIP as of December 31, 2019.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2019, Landmark and affiliates own 3,415,405 common units, representing a 13.5% limited partner interest in us. In addition, our general partner owns a non‑economic general partner interest in us.

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

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to the unitholders pro rata, including Landmark and affiliates, as holder of an aggregate of 3,415,405 common units as of December 31, 2019. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

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

Other Agreements with Landmark and Related Parties

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. For each of the years ended December 31, 2019, 2018 and 2017, we incurred $0.1 million of license fees related to the AIF patent license agreement, respectively.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner adopted a related party transactions policy that provides that the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Fees for professional services rendered by Ernst & Young LLP, our independent auditor, for the years ended December 31, 2019 and 2018 are presented in the following table (in thousands).

Category	2019	2018
Audit fees(1)	$1,140	$1,077
Audit-related fees(2)	—	55
Total	$1,140	$1,132

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

4.8

Note Purchase and Participation Agreement, dated as of January 15, 2020, by and among LMRK Issuer Co. LLC, 2019-1 TRS LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC, LD Acquisition Company 10 LLC and LD Tall Wall II LLC collectively as Obligors, and the purchasers party thereto (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 21, 2020).

4.9

Series A Supplement, dated as of January 15, 2020, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co. LLC, 2019-1 TRS LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC, LD Acquisition Company 10 LLC and LD Tall Wall II LLC collectively as Obligors, and the purchasers party thereto (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on January 21, 2020).

4.10*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 25, 2014)

10.2	Omnibus Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 25, 2014)

10.3	Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 25, 2014)

10.4	Patent License Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 25, 2014)

10.5	Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8‑K filed on November 25, 2014)

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

Exhibit number	Description
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

Exhibit number	Description
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

10.38

Third Amended and Restated Credit Agreement, dated as of November 15, 2018, by and among Landmark Infrastructure Asset OpCo II LLC, Landmark Infrastructure Inc., and Landmark Infrastructure Operating Company LLC as borrowers, Landmark Infrastructure Partners LP, the several banks, other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2018).

10.39

Second Amendment to Omnibus Agreement, dated as of January 30, 2019, by and among Landmark Dividend LLC, Landmark Infrastructure Partners LP and Landmark Infrastructure Partners GP LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 1, 2019).

10.40

Amendment No. 1 and Waiver to Third Amended and Restated Credit Agreement, dated November 5, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q filed on November 6, 2019).

10.41

Collateral Trust Indenture and Security Agreement, dated as of January 15, 2020, by and among Wilmington Trust, National Association, as Indenture Trustee, and LMRK Issuer Co. LLC, 2019-1 TRS LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC, LD Acquisition Company 10 LLC and LD Tall Wall II LLC collectively as Obligors (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 21, 2020).

Exhibit number	Description
10.42

Pledge and Security Agreement, dated as of January 15, 2020, by and among LMRK Guarantor Co. LLC, 2019-1 Co-Guarantor LLC and LMRK Issuer Co. LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 21, 2020).

10.43

Management Agreement, dated as of January 15, 2020, by and among Landmark Infrastructure Partners GP LLC, as Project Manager, and LMRK Issuer Co. LLC, 2019-1 TRS LLC, LD Acquisition Company 8 LLC, LD Acquisition Company 9 LLC, LD Acquisition Company 10 LLC and LD Tall Wall II LLC collectively as Obligors (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 21, 2020).

21.1*	List of Subsidiaries of Landmark Infrastructure Partners LP

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal executive officer.

31.2*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal financial officer.

32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 27, 2020.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 27, 2020.

Signature	Title	Date

/s/ Arthur P. Brazy, Jr.	Director and Chief Executive Officer	February 27, 2020
Arthur P. Brazy, Jr.	(Principal Executive Officer)

/s/ George P. Doyle	Chief Financial Officer and Treasurer	February 27, 2020
George P. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Carbone	Chairman of the Board of Directors	February 27, 2020
Matthew P. Carbone

/s/ James F. Brown	Director	February 27, 2020
James F. Brown

/s/ Edmond G. Leung	Director	February 27, 2020
Edmond G. Leung

/s/ Thomas Carey White III	Director	February 27, 2020
Thomas Carey White III

/s/ Gerald A. Tywoniuk	Director	February 27, 2020
Gerald A. Tywoniuk

/s/ Keith Benson	Director	February 27, 2020
Keith Benson

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of

Landmark Infrastructure Partners LP

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Infrastructure Partners LP (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and mezzanine equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

February 27, 2020

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	December 31,
	2019	2018
Assets
Land	$141,851	$128,302
Real property interests	543,328	517,423
Construction in progress	68,907	29,556
Total land and real property interests	754,086	675,281
Accumulated amortization of real property interests	(50,015)	(39,069)
Land and net real property interests	704,071	636,212
Investments in receivables, net	8,822	18,348
Investment in unconsolidated joint venture	62,059	65,670
Cash and cash equivalents	7,446	4,108
Restricted cash	5,619	3,672
Rent receivables, net	5,105	4,292
Due from Landmark and affiliates	1,132	1,390
Deferred loan costs, net	4,557	5,552
Deferred rent receivable	6,176	5,251
Derivative assets	—	4,590
Other intangible assets, net	23,966	20,839
Assets held for sale (AHFS)	421	7,846
Right-of-use asset, net	11,358	—
Other assets	14,873	8,843
Total assets	$855,605	$786,613
Liabilities and equity
Revolving credit facility	$232,907	$155,000
Secured notes, net	217,098	223,685
Accounts payable and accrued liabilities	8,598	7,435
Other intangible liabilities, net	7,606	9,291
Liabilities associated with AHFS	—	397
Operating lease liability	10,268	—
Finance lease liability	908	—
Prepaid rent	5,747	5,418
Derivative liabilities	3,149	402
Total liabilities	486,281	401,628
Commitments and contingencies (Note 17)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,988,700 and 2,000,000 units issued and outstanding at December 31, 2019 and 2018, respectively	47,666	47,308
Equity
Series A cumulative redeemable preferred units, 1,722,041 and 1,593,149 units issued and outstanding at December 31, 2019 and 2018, respectively	40,210	37,207
Series B cumulative redeemable preferred units 2,544,793 and 2,463,015 units issued and outstanding at December 31, 2019 and 2018, respectively	60,926	58,936
Common units, 25,353,140 and 25,327,801 units issued and outstanding at December 31, 2019 and 2018, respectively	382,581	411,158
General Partner	(162,277)	(167,019)
Accumulated other comprehensive income (loss)	17	(2,806)
Total partner's equity	321,457	337,476
Noncontrolling interests	201	201
Total equity	321,658	337,677
Total liabilities, mezzanine equity and equity	$855,605	$786,613

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(in thousands, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Rental revenue	$59,340	$64,765	$52,625
Expenses
Property operating	1,983	1,147	394
General and administrative	5,567	4,731	5,286
Acquisition-related	1,163	3,287	1,287
Amortization	14,235	16,152	13,537
Impairments	2,288	1,559	848
Total expenses	25,236	26,876	21,352
Other income and expenses
Interest and other income	832	1,642	1,587
Interest expense	(18,170)	(24,273)	(18,399)
Loss on early extinguishment of debt	—	(157)	—
Unrealized gain (loss) on derivatives	(7,327)	1,010	1,675
Equity income from unconsolidated joint venture	398	59	—
Gain (loss) on sale of real property interests	17,985	99,884	(5)
Foreign currency transaction loss	(2,433)	(6)	—
Total other income and expenses	(8,715)	78,159	(15,142)
Income before income tax expense (benefit)	25,389	116,048	16,131
Income tax expense (benefit)	3,783	227	(3,145)
Net income	21,606	115,821	19,276
Less: Net income attributable to noncontrolling interest	31	27	19
Net income attributable to limited partners	21,575	115,794	19,257
Less: Distributions declared to preferred unitholders	(11,883)	(10,630)	(6,673)
Less: General partner's incentive distribution rights	(788)	(784)	(488)
Less: Accretion of Series C preferred units	(641)	—	—
Net income attributable to common and subordinated unitholders	$8,263	$104,380	$12,096
Net income (loss) per common and subordinated unit
Common units – basic	$0.33	$4.25	$0.54
Common units – diluted	$0.33	$3.97	$0.53
Subordinated units – basic and diluted	$—	$(0.78)	$0.50
Weighted average common and subordinated units outstanding
Common units – basic	25,343	24,626	19,701
Common units – diluted	25,343	26,967	22,836
Subordinated units – basic and diluted	—	387	3,135

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$21,606	$115,821	$19,276
Other comprehensive income (loss):
Foreign currency translation adjustment	2,823	(3,774)	1,477
Other comprehensive income (loss)	2,823	(3,774)	1,477
Comprehensive income	24,429	112,047	20,753
Less: Comprehensive income attributable to noncontrolling interest	31	27	19
Comprehensive income attributable to limited partners	$24,398	$112,020	$20,734

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity and Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity	Preferred
Balance as of December 31, 2016	19,451	3,135	864	1,840	$294,296	$22,524	$19,393	$44,256	$(135,630)	$(509)	$—	$244,330	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(18,629)	—	—	(18,629)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,477	—	1,477	—
Issuance of Preferred Units, net	—	—	704	623	—	—	17,211	14,680	—	—	—	31,891	—
Issuance of Common Units, net	688	—	—	—	11,417	—	—	—	—	—	—	11,417	—
Issuance of non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	201	201	—
Distributions	—	—	—	—	(27,834)	(4,436)	(2,434)	(4,239)	(264)	—	(19)	(39,226)	—
Capital contribution to fund general and administrative expense reimbursement	—	—	—	—	—	—	—	—	3,516	—	—	3,516	—
Unit-based compensation	7	—	—	—	105	—	—	—	—	—	—	105	—
Net income	—	—	—	—	10,543	1,553	2,434	4,239	488	—	19	19,276	—
Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,774)	—	(3,774)	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	47,308
Issuance of Common Units, net	2,043	—	—	—	35,361	—	—	—	—	—	—	35,361	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(35,669)	(1,152)	(3,166)	(4,851)	(1,086)	—	(27)	(45,951)	(2,613)
Capital contributions from Sponsor	—	—	—	—	—	—	—	—	3,802	—	—	3,802	—
Other deemed contributions	—	—	—	—	—	—	—	—	394	—	—	394	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income (loss)	—	—	—	—	104,683	(303)	3,166	4,851	784	—	27	113,208	2,613
Balance as of December 31, 2018	25,328	—	1,593	2,463	$411,158	$—	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,823	—	2,823	—
Issuance of Preferred Units, net	—	—	129	82	—	—	3,003	1,990	—	—	—	4,993	—
Conversion of Preferred Units, net	15	—	—	—	283	—	—	—	—	—	—	283	(283)
Distributions	—	—	—	—	(37,253)	—	(3,312)	(4,965)	(788)	—	(31)	(46,349)	(3,606)
Capital contributions from Sponsor	—	—	—	—	—	—	—	—	3,954	—	—	3,954	—
Other deemed contributions	—	—	—	—	—	—	—	—	788	—	—	788	—
Unit-based compensation	10	—	—	—	130	—	—	—	—	—	—	130	—
Net income (loss)	—	—	—	—	8,263	—	3,312	4,965	788	—	31	17,359	4,247
Balance as of December 31, 2019	25,353	—	1,722	2,545	$382,581	$—	$40,210	$60,926	$(162,277)	$17	$201	$321,658	$47,666

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$21,606	$115,821	$19,276
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	130	70	105
Unrealized (gain) loss on derivatives	7,327	(1,010)	(1,675)
Loss on early extinguishment of debt	—	157	—
Amortization expense	14,235	16,152	13,537
Amortization of above- and below- market lease, net	(890)	(1,226)	(1,226)
Amortization of deferred loan costs	2,725	3,435	2,203
Amortization of discount on secured notes	372	374	34
Receivables interest accretion	(9)	(3)	(7)
Impairments	2,288	1,559	848
(Gain) loss on sale of real property interests	(17,985)	(99,884)	5
Allowance for doubtful accounts	126	60	215
Equity income from unconsolidated joint venture	(398)	(59)	—
Return on investment in unconsolidated joint venture	3,383	—	—
Foreign currency transaction loss	2,433	6	—
Changes in operating assets and liabilities:
Rent receivables, net	(287)	(238)	(1,980)
Accounts payable and accrued liabilities	2,841	(1,009)	(879)
Deferred rent receivables	600	235	(358)
Prepaid rent	318	853	590
Due from Landmark and affiliates	(165)	186	217
Other assets	(6,987)	(4,223)	(2,432)
Net cash provided by operating activities	31,663	31,256	28,473
Investing activities
Acquisition of land	(12,790)	(15,810)	(24,778)
Acquisition of real property interests and development activities	(87,063)	(86,817)	(112,315)
Proceeds from sales of real property interests	46,383	63,986	174
Acquisition of receivables	—	—	(4,389)
Repayments of receivables	564	1,108	1,180
Net cash used in investing activities	(52,906)	(37,533)	(140,128)
Financing activities
Proceeds from the issuance of Common Units, net	—	437	4,109
Proceeds from the issuance of Preferred Units, net	4,993	47,911	31,891
Proceeds from the issuance of non-controlling interests, net	—	—	201
Proceeds from revolving credit facility	151,931	120,000	133,500
Proceeds from the issuance of secured notes	—	169,128	78,155
Principal payments on revolving credit facility	(76,500)	(269,000)	(54,000)
Principal payments on secured notes	(8,363)	(6,408)	(1,747)
Payments on finance leases	(7)	—	—
Deferred loan costs	(320)	(10,128)	(4,338)
Capital contribution to fund general and administrative expense reimbursement	3,822	2,560	3,569
Distributions to preferred unitholders	(11,812)	(10,218)	(6,177)
Distributions to common and subordinated unitholders	(37,253)	(37,513)	(32,534)
Distributions to non-controlling interests	(31)	(27)	(19)
Consideration received paid to General Partner associated with Drop-down Acquisitions	—	(20,394)	(18,629)
Net cash provided by (used in) financing activities	26,460	(13,652)	133,981
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	68	(151)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,285	(20,080)	22,298
Cash, cash equivalents and restricted cash at beginning of the period	7,780	27,860	5,562
Cash, cash equivalents and restricted cash at end of the period	$13,065	$7,780	$27,860

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of December 31, 2019, our Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”) and; (c) all of the incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated Financial Statements

During the years ended December 31, 2018 and 2017, the Partnership completed one and four drop-down acquisitions of 127 and 155 tenant sites and related real property interests, respectively, and zero and two investment in receivables, respectively, from the Sponsor and affiliates in exchange for total consideration of $59.9 million and $118.3 million, respectively (the “Drop-down Acquisitions” or “Drop-down Assets”). There were no Drop-down Acquisitions during the year ended December 31, 2019. In accordance with the adoption of ASU No. 2017-01, drop-down acquisitions no longer meet the definition of a business and do not require to be retroactively adjusted. As such, drop-down acquisitions from the Sponsor and affiliates subsequent to March 31, 2017 are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets is allocated to the General Partner.

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

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and account balances have been eliminated. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated financial statements are reasonable. However, the consolidated financial statements herein do not necessarily reflect what the Partnership’s financial position, results of operations, comprehensive income or cash flows would have been if the Partnership had been a stand-alone entity during the periods presented. As a result, historical financial information is not necessarily indicative of the Partnership’s future results of operations, comprehensive income, financial position or cash flows. All references to tenant sites are unaudited.

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

Real Property Interests and Amortization

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

Concurrent with the Partnership’s adoption of ASU No. 2016-02 on January 1, 2019, the Partnership has elected to recognize expense associated with short-term leases (those with a non-cancellable lease term of 12 months or less) under which the Partnership is the lessee on a straight-line basis and not recognize those leases on its consolidated balance sheets. For leases other than short-term operating and finance leases under which the Partnership is the lessee, such as ground leases, the Partnership recognizes a right-of-use asset and related lease liability on its consolidated balance sheet at inception of the lease based on the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. Operating lease assets are included in right of use, net and finance lease assets are included in real property interests in the consolidated balance sheets.

Development Operations

The Partnership capitalizes direct construction and development costs, including pre-development costs, interest, and other costs directly related and essential to the development or construction of an asset. The Partnership capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. Fluctuations in our development, pre-construction, and construction activities could result in significant changes to expenses and net income. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Should development, pre-construction, or construction activity cease, interest and certain other costs would no longer be eligible for capitalization and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred. The Partnership computes depreciation on assets placed in service and improvements using the straight-line method over the assets’ estimated useful lives.

Development projects and other similar contracts are assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each project on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: estimated development and construction costs and projected profitability. When a decision is made to cease construction on certain projects due to market conditions and/or fluctuations in our development strategy, we write off the related capitalized costs, including pre-construction costs. During the year ended December 31, 2019, the Partnership ceased construction on a certain development project and recognized impairment charges of $1.6 million including a write off of $0.1 million in capitalized interest.

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

Restricted Cash

Restricted cash primarily consists of amounts pledged as collateral to secure obligations. As of December 31, 2019 and 2018, the amount of restricted cash was $5.6 million and $3.7 million. See Note 9, Debt for additional information.

Accounting for Derivative Financial Instruments and Hedging Activities

The Partnership utilizes interest rate swap contracts to manage interest costs and risks associated with changing interest rates. These derivative financial instruments are carried at fair value on the consolidated balance sheets, with the change in such fair value being recorded through earnings as an unrealized gain or loss in the consolidated statements of operations.

Investments in Receivables, Net

The Partnership acquired streams of future cash flows associated with real property interests and certain lease arrangements that meet the definition of a financial asset within the wireless communication, outdoor advertising and renewable power generation industries. For certain investments in receivables, the Partnership has no significant rights or obligations associated with the cash flows other than in certain arrangements, to pass a portion of the cash flows received to the owner of the respective lease. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and are included in investments in receivables in our financial statements. The future cash flow streams are recorded at their net present value based on the estimated net cash flows to be received by the Partnership using the implied discount rate at the date of the acquisition.

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

On a regular basis, the Partnership assesses investments in receivables for impairment. Internally generated cash flow projections are used to determine if the receivables are expected to be repaid in accordance with the terms of the related agreements. If it is probable that a receivable will not be repaid in accordance with the related agreement, the receivable is deemed impaired. To measure impairment, the present value of the expected future cash flows discounted is calculated using the original effective interest rate. If the present value is less than the carrying value of the receivable, a specific impairment reserve is recorded for the difference. For the year ended December 31, 2018, the Partnership impaired 16 of its investments in receivables and recognized impairment charges totaling $0.8 million. The investments in receivables were impaired to their net realizable value. There was no impairment of investments in receivables during the years ended December 31, 2019 and 2017.

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the year ended December 31, 2019.

Deferred Loan Costs

Costs incurred associated with the revolving credit facility are capitalized as deferred loan costs and are included in deferred loan costs, net in the consolidated balance sheets in accordance with ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Costs incurred in obtaining the secured debt facilities are deducted from the carrying amount of the debt liabilities and deferred loan costs are amortized to interest expense over the life of the related loan. When facilities are amended and restated that result in an of extinguishment of debt, any unamortized deferred loan costs, as well as charges incurred for the termination, are recorded to interest expense in the period of the amendment and restatement.

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

For the years ended December 31, 2019, 2018, and 2017, leases obtained by the Partnership through its acquisition and ownership of real property interests in the wireless communication industry and the outdoor advertising industry were generally cancelable upon 30 - 180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non-cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable. Leases obtained through development projects, are generally non‑cancellable for the initial term.

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

Certain leases provide for the greater of a minimum rent or a percentage of the revenue generated by the tenant (“Contingent Rent”). Contingent rent is recognized when measurable and all possible contingencies have been eliminated. During the years ended December 31, 2019, 2018, and 2017, the Partnership recognized $1.6 million, $1.2 million and $1.0 million of Contingent Rent, respectively.

Rents Receivable, net

Rents receivables consists of tenant receivables arising in the normal course of business. Tenant receivables are uncollateralized customer obligations requiring payment within various time frames not to exceed one year from the invoice date. If the Partnership determines that collectability of lease payments is not probable, the rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid.

Income Taxes

The Partnership is generally not subject to federal, state or local income taxes, except for our subsidiary Landmark Infrastructure Asset OpCo LLC (“Asset OpCo”) and our foreign subsidiaries. Asset OpCo conducts certain activities that may not generate qualifying income and will be treated as a corporation for U.S. federal income tax purposes. Each limited partner is responsible for the tax liability, if any, related to its proportionate share of the Partnerships’ taxable income or loss. Asset OpCo and certain consolidated foreign subsidiaries of the Partnership conduct certain activities in international locations that generate taxable income and will be treated as taxable entities. Additionally, our consolidated REIT subsidiary, Landmark Infrastructure Inc., a Delaware corporation, files as a corporation for U.S. federal income tax purposes. The REIT Subsidiary has elected to be treated as a REIT and we believe that it has operated in a manner that has allowed the REIT Subsidiary to qualify as a REIT for federal income tax purposes, and the REIT Subsidiary intends to continue operating in such manner. If the REIT Subsidiary fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions, all of its taxable income would be subject to federal income tax at regular corporate rates. The Partnership may also be subject to various non-income taxes, filing fees, and franchise taxes in various states that are reflected in operating expenses. The Partnership follows the requirements of ASC Topic 740, Income Taxes (“ASC 740”), relating to uncertain tax positions. Based on its evaluation under ASC 740, the Partnership has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements, nor has the Partnership been assessed interest or penalties by any major tax jurisdictions.

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

Foreign Currency Transactions

Transactions denominated in a currency other than U.S. dollars are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in a foreign currency are remeasured at each reporting date into the functional currency at the exchange rate on that date. We have entered into a foreign currency interest rate swap agreement and a debt agreement that results in mark to market foreign currency transaction adjustments which are included in other income and expenses.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of impairment for certain financial instruments measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The Partnership will adopt the guidance in the first quarter of its fiscal 2020 utilizing the cumulative-effect adjustment to retained earnings as of the effective date. The provisions of ASU 2016-13 are not expected to have a material effect on the consolidated financial statements. As of December 31, 2019 and 2018, investments in receivables were $8.8 million and $18.3 million, respectively.

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

The Partnership adopted the guidance as of January 1, 2019. We elected to adopt the following practical expedients provided by these ASUs:

•

Package of practical expedients – requires us not to reevaluate our existing or expired leases as of January 1, 2019, under the new lease accounting ASUs. The election of the package of practical expedients allowed us to not reassess whether any expired or existing contracts are or contain leases and not reassess lease classification for any expired or existing leases that commenced prior to January 1, 2019. The package of practical expedients also allowed an entity to not reassess initial direct costs for any existing leases. The Partnership has not incurred such initial direct costs for leases. Consequently, the adoption of the new lease ASUs had no effect on our accounting of initial direct costs on January 1, 2019.

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

For acquisitions subsequent to the adoption of the new lease ASUs on January 1, 2019, the Partnership evaluates whether an easement meets the definition of a lease under the new lease ASU. The Partnership determines if an arrangement is a lease at the date of acquisition. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. The Partnership is both a lessor and a lessee. While most of our leases are and will continue to be classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of operating and finance leases that have recurring ground lease rental payments. We applied the modified retrospective transition method and practical expedients mentioned above to all leases existing at January 1, 2019. The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities in the Consolidated Balance Sheets on January 1, 2019 for operating leases of $7.6 million, based on the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We used a discount rate of approximately 4.5%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The ASUs did not significantly affect the calculations of our debt covenants. As of December 31, 2019, the weighted-average remaining lease term of operating leases and finance leases is approximately 22 years and 29 years, respectively. As of December 31, 2019, operating lease assets were included in right of use, net and finance lease assets were included in real property interests in the Consolidated Balance Sheets.

The following table illustrates information about other lease related balances as of December 31, 2019 (in thousands):

Operating leases:
Right-of-use asset	$11,358
Operating lease liability	10,268

Finance leases:
Right-of-use asset (1)	$19,595
Finance lease liability	908

(1)	Assets held under finance leases are recorded in Real property interests and are depreciated over the lease term.

The following table represents the future minimum ground lease payments as of December 31, 2019 (in thousands).

	Operating Lease	Finance Lease
2020	$681	$56
2021	690	56
2022	700	56
2023	714	56
2024	724	56
Thereafter	14,314	1,350
Total future payments	17,823	1,630
Discount	(7,555)	(722)
Total lease liability	$10,268	$908

3. Acquisitions

Drop-down Acquisitions

During the years ended December 31, 2018 and 2017, the Partnership completed one and four Drop-down Acquisitions, respectively, from our Sponsor and affiliates. There were no drop-down acquisitions during the year ended December 31, 2019. Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-G LLC (“Fund G”) and Landmark Dividend Growth Fund-H LLC (“Fund H”) . All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership:

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

Third Party Acquisitions

During the years ended December 31, 2019, 2018 and 2017, the Partnership completed various direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions completed by the Partnership:

	No. of Tenant Sites					Consideration (in millions)
			Renewable			Borrowings
	Wireless	Outdoor	Power		Investments	and Available	Common
Acquisition Description	Communication	Advertising	Generation	Total	in Receivables	Cash	Units	Total
First Quarter
International	—	104	—	104	—	$6.0	$—	$6.0
Total	—	104	—	104	—	$6.0	$—	$6.0
Second Quarter
International	—	7	—	7	—	$6.7	$—	$6.7
Domestic	—	—	8	8	—	0.4	—	0.4
Total	—	7	8	15	—	$7.1	$—	$7.1
Third Quarter
International	—	10	—	10	—	$3.8	$—	$3.8
Domestic	1	—	—	1	—	0.3	—	0.3
Total	1	10	—	11	—	$4.1	$—	$4.1
Fourth Quarter
International	1	13	—	14	—	$10.5	$—	$10.5
Domestic	2	—	—	2	—	24.3	—	24.3
Total	3	13	—	16	—	$34.8	$—	$34.8
2019 Total	4	134	8	146	—	$52.0	$—	$52.0
First Quarter
UEP	5	1	—	6	—	$—	$3.2	$3.2
Domestic	15	12	—	27	—	21.3	—	21.3
Total	20	13	—	33	—	$21.3	$3.2	$24.5
Second Quarter
International	—	8	—	8	—	$7.3	$—	$7.3
UEP	7	1	—	8	—	0.6	1.8	2.4
Domestic	3	1	—	4	—	21.5	—	21.5
Total	10	10	—	20	—	$29.4	$1.8	$31.2
Third Quarter
International	2	12	—	14	—	$14.2	$—	$14.2
UEP	10	—	—	10	—	0.9	1.8	2.7
Domestic	2	11	—	13	—	2.0	—	2.0
Total	14	23	—	37	—	$17.1	$1.8	$18.9
Fourth Quarter
International	—	8	—	8	—	$0.2	$—	$0.2
UEP	4	—	—	4	—	—	0.9	0.9
Domestic	1	1	—	2	—	0.1	—	0.1
Total	5	9	—	14	—	$0.3	$0.9	$1.2
2018 Total	49	55	—	104	—	$68.1	$7.7	$75.8
First Quarter
International	3	4	—	7	—	$3.6	$—	$3.6
UEP	1	—	—	1	—	—	0.1	0.1
Domestic	5	3	—	8	—	1.2	—	1.2
Total	9	7	—	16	—	$4.8	$0.1	$4.9
Second Quarter
International	2	4	—	6	1	$9.0	$—	$9.0
UEP	3	1	—	4	—	—	1.0	1.0
Domestic	1	—	—	1	—	0.5	—	0.5
Total	6	5	—	11	1	$9.5	$1.0	$10.5
Third Quarter
International	—	2	—	2	—	$4.1	$—	$4.1
Domestic	3	—	—	3	—	0.8	—	0.8
Total	3	2	—	5	—	$4.9	$—	$4.9
Fourth Quarter
International	—	3	—	3	—	$11.5	$—	$11.5
UEP	3	4	—	7	—	—	2.7	2.7
Domestic	14	5	2	21	—	6.5	—	6.5
Total	17	12	2	31	—	$18.0	$2.7	$20.7
2017 Total	35	26	2	63	1	$37.2	$3.8	$41.0

4. Real Property Interests

The following summarizes the Partnership’s real property interests (in thousands):

	December 31,
	2019	2018
Land	$141,851	$128,302
Real property interests – perpetual	100,810	101,343
Real property interests – finite life	422,923	416,080
Real property interests – ROU asset finance lease	19,595	—
Construction in progress	68,907	29,556
Total land and real property interests	754,086	675,281
Accumulated amortization of real property interests	(50,015)	(39,069)
Land and net real property interests	$704,071	$636,212

Sales

During the year ended December 31, 2019, the Partnership completed a sale of two wireless communication sites held for sale commencing March 31, 2019 and three outdoor advertising sites to a third party in exchange for cash consideration of $1.4 million. We recognized a gain on sale of real property interest of $0.5 million upon completion of the sale.

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

During the year ended December 31, 2018, the Partnership completed a sale of one outdoor advertising site to a third party in exchange for cash consideration of $0.1 million. We recognized a loss on sale of real property interest of less than $0.1 million upon completion of the sale. Additionally, during the year ended December 31, 2018, the Partnership recognized a gain on the contribution of real property interests of $100 million in connection with the formation of an unconsolidated joint venture (the “JV”) in which 545 tenant sites were contributed to the JV by the Partnership as described in Note 8, Investment in Unconsolidated Joint Venture. The Partnership used $59.7 million of the net proceeds to repay a portion of the borrowings under the revolving credit facility. The Partnership has determined that the contribution does not meet the criteria for discontinued operations presentation as the contribution does not represent a strategic shift that will have a major effect on its operations and financial results and the Partnership has retained an interest in the assets through its interest in the unconsolidated joint venture.

During the year ended December 31, 2017, the Partnership completed a sale of one wireless communication site to a third party in exchange for cash consideration of $0.2 million. We recognized a loss on sale of real property interest of less than $0.1 million upon completion of the sale.

Acquisitions and Developments

During the years ended December 31, 2018 and 2017, the Partnership paid total consideration of $59.9 million and $118.3 million, respectively, for drop-down Acquisitions. There were no drop-down acquisitions during the year ended December 31, 2019. During the year ended 2018, the difference between the total consideration of $59.9 million and the net carrying value of $39.5 million, respectively, was allocated to the General Partner.

During 2017, the Partnership started developing an ecosystem of technologies that provide smart enabled infrastructure including smart poles and digital outdoor advertising kiosks across North America. Smart poles are self-contained, neutral-host poles designed for wireless carrier and other wireless operator collocation. The smart poles are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit (“DART”) to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

In 2019, the Partnership commenced conversion of certain outdoor advertising sites from static billboards to digital billboards in the U.K.

As of December 31, 2019 and 2018, the Partnership had $68.9 million and $29.6 million of construction in progress balance is primarily related to these projects, respectively. During the years ended December 31, 2019 and 2018, the Partnership completed construction on nine and four smart enabled infrastructure sites, totaling $1.0 million and $1.5 million, respectively.

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the U.K. and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of December 31, 2019 and 2018, the consolidated joint venture had 168 and 34 tenant sites and one investment in receivables with total net book value of $92.8 million and $43.5 million. During the years ended December 31, 2019, 2018 and 2017, the consolidated joint venture generated rental revenue of $5.6 million, $3.4 million and $0.8 million, respectively.

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

The following table summarizes final allocations for acquisitions made during the years ended December 31, 2019, 2018, and 2017 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in real	In-place lease	Above-market	Below-market	ROU	Lease
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Assets	Liability	Total
2019	$11,813	$17,154	$5,730	$86	$(113)	$21,570	$(1,640)	$54,600
2018	16,646	91,314	7,939	1,309	(2,031)	—	—	115,177
2017	25,151	107,195	3,781	976	(1,850)	—	—	135,253

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of December 31, 2019, are as follows (in thousands):

2020	$12,166
2021	11,693
2022	11,329
2023	11,237
2024	11,142
Thereafter	334,936
Total	$392,503

The weighted average remaining amortization period for non‑perpetual real property interests is 40 years and 42 years at December 31, 2019 and 2018, respectively.

Impairments

During the years ended December 31, 2019, 2018 and 2017, eight, six and six of the Partnership’s real property interests were impaired and we recognized impairment charges totaling $0.7 million, $0.6 million and $0.8 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero. Additionally, the Partnership recognized impairment charges related to certain construction in progress of $1.6 million during the year ended December 31, 2019.

Assets and Liabilities Held for Sale

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

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

	December 31,
	2019	2018
Land	$421	$1,286
Real property interests, net	—	5,566
Other intangible assets, net	—	994
AHFS	$421	$7,846
Other intangible liabilities, net	$—	$397
Liabilities associated with AHFS	$—	$397

5. Other Intangible Assets and Liabilities

The following summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	December 31,
	2019	2018
Acquired in-place lease
Gross amount	$28,908	$23,261
Accumulated amortization	(8,142)	(6,237)
Net amount	$20,766	$17,024
Acquired above-market leases
Gross amount	$6,627	$6,542
Accumulated amortization	(3,427)	(2,727)
Net amount	$3,200	$3,815
Total other intangible assets, net	$23,966	$20,839
Acquired below-market leases
Gross amount	$(16,817)	$(17,097)
Accumulated amortization	9,211	7,806
Total other intangible liabilities, net	$(7,606)	$(9,291)

We recorded net amortization of above and below‑market lease intangibles of $0.9 million, $1.2 million and $1.2 million as an increase to rental revenue for the years ended December 31, 2019, 2018 and 2017, respectively. We recorded amortization of in‑place lease intangibles of $2.0 million, $2.1 million and $1.6 million as amortization expense for the years ended December 31, 2019, 2018, and 2017, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2019 follows (in thousands):

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2020	$1,748	$543	$(1,517)
2021	1,681	432	(1,379)
2022	1,585	351	(1,256)
2023	1,291	314	(813)
2024	1,177	292	(723)
Thereafter	13,284	1,268	(1,918)
Total	$20,766	$3,200	$(7,606)

6. Future Minimum Rents

At December 31, 2019, future minimum receipts from tenants on leases with non‑cancellable terms, including cancellable leases where the tenant is economically compelled to extend the lease term, for each of the next five years and thereafter are as follows (in thousands):

2020	$17,992
2021	17,798
2022	17,638
2023	16,531
2024	14,823
Thereafter	45,534
Total	$130,316

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

During the year ended December 31, 2018, 16 of the Partnership’s investments in receivables were impaired and recognized impairment charges totaling $0.8 million. The investments in receivables were impaired to their net realizable value. Pursuant to the terms of the omnibus agreement, Landmark indemnified the Partnership for the loss related to the impairment of investments in receivables which is treated as a deemed capital contribution.

Interest income recognized on the receivables totaled $0.8 million, $1.6 million and $1.6 million during 2019, 2018, and 2017, respectively. On June 27, 2019, the Partnership completed a sale of its investments in receivables held for sale as of March 31, 2019 and recognized a gain on sale of investments in receivables. See Note 4, Real Property Interests.

The following table reflects the activity in investments in receivables (in thousands):

	Year Ended December 31,
	2019	2018
Investments in receivables – beginning	$18,348	$20,782
Impairments	—	(785)
Sales	(8,331)	(350)
Other	(742)	—
Repayments	(564)	(1,108)
Interest accretion	9	3
Foreign currency translation adjustment	102	(194)
Investments in receivables – ending	$8,822	$18,348

Annual amounts due as of December 31, 2019, are as follows (in thousands):

2020	$1,297
2021	1,345
2022	1,463
2023	1,570
2024	1,631
Thereafter	10,005
Total	$17,311
Interest	$8,489
Principal	8,822
Total	$17,311

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

In addition to the contribution of assets, the JV assumed the 2018 Securitization, which was completed by the Partnership on June 6, 2018. The 2018 Securitization financed certain tenant sites and related property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Class C, Class D and Class F Series 2018-1 Secured Notes (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The net proceeds from the 2018 Securitization were primarily used to pay down the revolving credit facility by $120.5 million. The Class F notes are subordinated in right of payment to the Class D notes and the Class D notes are subordinated in right of payment to the Class C notes. The 2018 Secured Notes were issued at a discount of less than $0.1 million, which will be accreted and recognized as interest expense over the term of the secured notes. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively.

The following table summarizes the Partnership’s contribution of assets and liabilities, at cost, to the unconsolidated JV as of the date of the Transaction (in thousands):

Assets
Cash, cash equivalents and restricted cash	$1,549
Real property interests, net	153,028
Other intangible assets, net	2,468
Total assets	$157,045
Liabilities
Secured notes	$122,084
Other intangible liabilities, net	3,046
Other liabilities	758
Total liabilities	$125,888
Net equity contributed to the unconsolidated joint venture	$31,157

The following table summarizes the Partnership’s gain on the contribution of real property interests to the unconsolidated JV as of the date of the Transaction (in thousands):

Investment in unconsolidated joint venture	$65,611
Proceeds from sale of real property interests	65,585
Less: Net equity contributed to the unconsolidated joint venture	(31,157)
Gain on sale of real property interests	$100,039

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	December 31,
	2019	2018
Total assets	$255,157	$263,228

Total liabilities	127,611	128,448
Total equity	127,546	134,780
Total liabilities and equity	$255,157	$263,228

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Year Ended December 31,
	2019	2018
Rental revenue	$14,245	$3,697
Net income	796	117
Partnership's share in net income	398	59
Distributions declared to the Partnership	3,983	—

9. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	December 31, 2019	December 31, 2018
Revolving credit facility	November 15, 2023	$232,907	$155,000

4.38% senior secured notes	June 30, 2036	$39,945	$42,058
Series 2017-1 Class A	November 15, 2022 (1)	59,124	60,900
Series 2017-1 Class B	November 15, 2022 (1)	17,172	17,563
Series 2016-1 Class A	June 1, 2021 (2)	82,175	86,258
Series 2016-1 Class B	June 1, 2021 (2)	25,100	25,100
Secured Notes		$223,516	$231,879
Discount on Secured Notes		(1,081)	(1,454)
Deferred loan costs		(5,337)	(6,740)
Secured Notes, net		$217,098	$223,685

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2019, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2019, the applicable annual commitment rate used was 0.175%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of December 31, 2019, $232.9 million was outstanding, which includes £40.5 million of GBP debt. Our revolving credit facility contains various covenants and restrictive provisions that limit our ability (as well as the ability of our restricted subsidiaries) to incur or guarantee additional debt, among other things. As of December 31, 2019 there was $217.1 million of undrawn borrowing capacity (including a standby letter of credit arrangement of $2.4 million), subject to compliance with various financial covenants. As of December 31, 2019, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

Secured Notes

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (“Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement (the “4.38% Senior Secured Notes”) involving a segregated pool of renewable power generation sites and related property interests. The 4.38% Senior Secured Notes are fully amortized through June 30, 2036. The Partnership may from time to time issue and sell additional senior secured notes pursuant to the Note Purchase Agreement, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility. In October 2019, we became aware of the fact that we were in technical default of certain covenants under the Note Purchase Agreement due to certain rental payments received by the Partnership in an incorrect bank account, which resulted in an Event of Default under the terms of the Note Purchase Agreement. The Event of Default under the terms of the Note Purchase Agreement in turn caused an Event of Default under our revolving credit facility. In November 2019, we amended the terms of the revolving credit agreement and obtained a waiver such that Event of Default under the Note Purchase Agreement does not in turn cause an Event of Default under our revolving line of credit. In December 2019, we obtained a waiver of the default from the holders of the 4.38% Senior Secured Notes.

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

On June 16, 2016, the Partnership completed a securitization transaction (the “2016 Securitization”) involving certain tenant sites and related real property interests owned by certain unrestricted special purpose subsidiaries of the Partnership, through the issuance of the Series 2016-1 Secured Notes, Class A and Class B (the “2016 Secured Notes”), in an aggregate principal amount of $116.6 million. The net proceeds from the 2016 Securitization were used to pay down the revolving credit facility by $112.3 million. The Class B notes are subordinated in right of payment to the Class A notes. The 2016 Secured Notes were issued at a discount of $17,292, which will be accreted and recognized as interest expense over the term of the secured notes. The Class A and Class B 2016 Secured Notes bear interest at a fixed note rate per annum of 3.52% and 7.02%, respectively. The Partnership is required to make monthly payments of principal and interest on the Class A 2016 Secured Notes based on a 30-year amortization period and monthly payments of interest only on the Class B 2016 Secured Notes, commencing in July 2016. On each payment date on and after the payment date occurring in July 2016, available funds are used to repay the Class A 2016 Secured Notes in an amount sufficient to pay the Class A 2016 Secured Notes monthly amortization amount. No other payments of principal are required to be made prior to the anticipated repayment date in June 2021. The 2016 Secured Notes were paid in full ($108 million) subsequent to the year ended December 31, 2019. See Note 22, Subsequent Events to the Consolidated Financial Statements for additional information.

The secured notes described above are collectively referred to as the “Secured Notes” and the tenant site assets securing the Secured Notes are collectively referred to as the “Secured Tenant Site Assets.”

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of December 31, 2019 and 2018, $5.6 million and $3.7 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

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

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement).  Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the DSCR of the issuer is at least 2.0 to 1.0 for the 2017 Secured Notes and 2016 Secured Notes, respectively and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of December 31, 2019, the Partnership was in compliance with all financial covenants required under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of December 31, 2019, are as follows (in thousands):

2020	$10,313
2021 (1)(2)	108,013
2022	72,440
2023	2,714
2024	2,889
Thereafter (1)	27,147
Total	$223,516

(1)	Reflects anticipated repayment dates.
(2)	In January 2020, the Partnership repaid the outstanding balance of the 2016 Secured Notes.

Interest Expense

For the years ended December 31, 2019, 2018 and 2017, the Partnership incurred interest expense of $18.2 million, $24.3 million and $18.4 million, respectively, and had interest payable of $0.5 million and $0.3 million as of December 31, 2019 and 2018, respectively. Additionally, the Partnership recorded deferred loan costs and amortization of discount on secured notes, which is included in interest expense, of $3.1 million, $3.8 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. In connection with the amendment of the credit facility on November 15, 2018, the unamortized balance of the deferred loan costs totaling $0.2 million was recorded as a loss on extinguishment of debt during the year ended December 31, 2018.

10. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional			Effective	Maturity	Fair Value Asset (Liability) at December 31,
Entered	Value	Fixed Rate	Index	Date	Date	2019	2018
February 5, 2015	$25,000	1.29%	1-month USD LIBOR	4/13/2015	4/13/2019	$—	$102
August 24, 2015	50,000	1.74	1-month USD LIBOR	10/1/2015	10/1/2022	(264)	1,259
March 23, 2016	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	(113)	1,117
March 31, 2016	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	(4)	508
March 31, 2016	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	(48)	569
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	(1,045)	1,035
November 15, 2018	£38,000	1.49	1-month GBP LIBOR	11/30/2020	11/30/2025	(1,675)	(402)
						$(3,149)	$4,188

During the years ended December 31, 2019, 2018 and 2017, the Partnership recorded a loss of $7.3 million, a gain of $1.0 million and a gain of $1.7 million, respectively, resulting from the change in fair value of the interest rate swap agreements which is reflected as an unrealized gain (loss) on derivatives on the consolidated statements of operations. Additionally, during the year ended December 31, 2018, the Partnership recognized less than $0.1 million of foreign currency transaction loss resulting from the changes in exchange rates as of December 31, 2018 affecting mark-to-market adjustments on our foreign currency interest rate swap agreement denominated in pound sterling.

The fair value of the interest rate swap agreements is derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ value including change in fair value at December 31, 2019. The following table summarizes the results of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
August 24, 2015	10/1/2022	365	(930)	996	(1,594)
March 23, 2016	12/24/2021	347	(591)	807	(1,069)
March 31, 2016	12/24/2021	181	(194)	364	(385)
March 31, 2016	4/13/2022	220	(326)	487	(605)
June 12, 2017	9/2/2024	(12)	(2,232)	1,056	(3,387)
November 15, 2018	11/30/2025	(563)	(3,099)	637	(4,439)

11. Unit-Based Compensation

Compensation of our Directors

On January 25, 2018 the board of directors of the General Partner adopted the Amended and Restated Non-Employee Director Compensation Plan that provides each director that is neither an officer of the General Partner nor an employee or an affiliate of the General Partner with annualized compensation consisting of $40,000 in cash, payable quarterly, and an annual grant of Common Units valued at $40,000 and additional cash compensation for attending meetings of the board of directors of the General Partner or a committee thereof. Additionally, the chairman of the audit committee of the board of directors shall be entitled to additional annualized cash compensation of $15,000 and the chairman of any other committee of the board of directors, as may be established at any time, shall be entitled to an amount in cash as determined by the board of directors.

Our Long‑Term Incentive Plan

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners LP 2014 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the General Partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of equity-based awards. The purpose of the LTIP is to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to individuals providing services to the Partnership or the General Partner to encourage superior performance. The LTIP is also intended to enhance the ability of the Partnership and the General Partner to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and the General Partner and to encourage these individuals to devote their best efforts to advancing the business of the Partnership and the General Partner. The LTIP will initially limit the number of units that may be delivered pursuant to vested awards to 785,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events, with such amount increased annually on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024 by a number of Common Units equal to the least of (i) 1,570,000 Common Units, (ii) 2% of the total number of common units outstanding on the last day of the immediately preceding calendar year and (iii) such smaller number of Common Units as determined by the board of directors of the General Partner. Common Units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations, or otherwise terminated without delivery of the Common Units will be available for delivery pursuant to other awards. We have granted 10,631, 3,826 and 6,798 units under our LTIP as compensation to our Non-Employee Directors during the years ended December 31, 2019, 2018 and 2017, respectively, and no other awards were granted to any of our executive officers.

12. Equity

The table below summarizes changes in the numbers of units outstanding for the years ended December 31, 2019, 2018 and 2017 (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance at December 31, 2016	19,450,555	3,135,109	863,957	1,840,000	—
Issuance of units to Fund G - April 28, 2017	221,729	—	—	—	—
Issuance under ATM Programs	240,426	—	704,445	623,015	—
Issuance under Unit Exchange Program	226,950	—	—	—	—
Unit-based compensation	6,798	—	—	—	—
Balance at December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance of Series C Preferred Units - April 2, 2018	—	—	—	—	2,000,000
Issuance under ATM Programs	27,830	—	24,747	—	—
Issuance under Unit Exchange Program	508,157	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance at December 31, 2018	25,327,801	—	1,593,149	2,463,015	2,000,000
Issuance under ATM Programs	—	—	128,892	81,778	—
Conversion of Series C Preferred Units	14,708	—	—	—	(11,300)
Unit-based compensation	10,631	—	—	—	—
Balance at December 31, 2019	25,353,140	—	1,722,041	2,544,793	1,988,700

On February 23, 2017, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on March 27, 2017 and permits us to issue and sell common and preferred units, from time to time, representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million. The February 23, 2017 shelf registration was subsequently replaced by the December 4, 2019 shelf registration described below, which became effective subsequent to the year ended December 31, 2019.

On December 4, 2019, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on January 30, 2020 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million.

Common Units

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. No acquisitions were completed during the year ended December 31, 2019 under the Unit Exchange Program. During the years ended December 31, 2018 and 2017, under the Unit Exchange Program we completed acquisitions of 28 and 12 tenant sites in exchange for 508,157 and 226,950 Common Units, valued at approximately $7.6 million and $3.8 million, respectively.

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “2016 Common Unit ATM Program”) that expired on December 30, 2018, therefore, no Common Units were issued under the 2016 Common Unit ATM Program during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Partnership issued 27,830 and 240,426 Common Units under the 2016 Common Unit ATM Program, generating proceeds of approximately $0.5 million and $4.2 million before issuance costs, respectively.

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program” and together with the 2016 Common Unit ATM Program, the “Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2019 Common Unit ATM Program during the year ended December 31, 2019.

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

Preferred Units

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2016 Series A Preferred Unit ATM Program”), that expired on December 30, 2018, therefore, no Series A Preferred Units were issued under the 2016 Series A ATM Program during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Partnership issued 24,747 and 704,445 Series A Preferred Units under the 2016 Series A Preferred Unit ATM Program, generating proceeds of approximately $0.6 million and $17.7 million before issuance costs, respectively.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program”), pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the years ended December 31, 2019 and 2017, the Partnership issued 81,778 and 623,015 Series B Preferred Units under our Series B Preferred Unit ATM Program, generating proceeds of approximately $2.1 million and $15.6 million before issuance costs, respectively. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the year ended December 31, 2018. As of December 31, 2019, we have $32.3 million remaining available to be issued under the Series B Preferred Unit ATM Program.

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program” and together with the 2016 Series A Preferred Unit ATM Program, Series B Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2019, the Partnership issued 128,892 Series A Preferred Units under our 2019 Series A ATM Program, generating proceeds of approximately $3.3 million before issuance costs. As of December 31, 2019, we have $46.7 million remaining available to be issued under the 2019 Series A ATM Program.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units balances and accreted up to the redemption value. During the year ended December 31, 2019, 11,300 Series C Preferred Units were converted into 14,708 Common Units based on the holder’s option.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
March 31, 2017	April 20, 2017	May 15, 2017	$0.3525	$8,133
June 30, 2017	July 19, 2017	August 14, 2017	0.3550	8,222
September 30, 2017	October 18, 2017	November 14, 2017	0.3575	8,303
December 31, 2017	January 24, 2018	February 14, 2018	0.3675	9,304
March 31, 2018	April 19, 2018	May 15, 2018	0.3675	9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
March 31, 2019 (1)	April 19, 2019	May 15, 2019	0.3675	9,312
June 30, 2019 (1)	July 19, 2019	August 14, 2019	0.3675	9,312
September 30, 2019 (1)	October 25, 2019	November 14, 2019	0.3675	9,317
December 31, 2019 (1)	January 24, 2020	February 14, 2020	0.3675	9,360
Series A Preferred Units
March 31, 2017	March 16, 2017	April 17, 2017	$0.5000	$432
June 30, 2017	June 22, 2017	July 17, 2017	0.5000	555
September 30, 2017	September 21, 2017	October 16, 2017	0.5000	713
December 31, 2017	December 21, 2017	January 16, 2018	0.5000	784
March 31, 2018	March 23, 2018	April 16, 2018	0.5000	797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
March 31, 2019	March 21, 2019	April 15, 2019	0.5000	797
June 30, 2019	June 20, 2019	July 15, 2019	0.5000	828
September 30, 2019	September 20, 2019	October 15, 2019	0.5000	837
December 31, 2019	December 20, 2019	January 15, 2020	0.5000	861
Series B Preferred Units
March 31, 2017	April 20, 2017	May 15, 2017	$0.4938	$934
June 30, 2017	July 19, 2017	August 15, 2017	0.4938	990
September 30, 2017	October 18, 2017	November 15, 2017	0.4938	1,203
December 31, 2017	January 22, 2018	February 15, 2018	0.4938	1,216
March 31, 2018	April 19, 2018	May 15, 2018	0.4938	1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
March 31, 2019	April 19, 2019	May 15, 2019	0.4938	1,216
June 30, 2019	July 19, 2019	August 15, 2019	0.4938	1,257
September 30, 2019	October 22, 2019	November 15, 2019	0.4938	1,257
December 31, 2019	January 23, 2020	February 18, 2020	0.4938	1,298
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914
March 31, 2019	April 19, 2019	May 15, 2019	0.4614	923
June 30, 2019	July 19, 2019	August 15, 2019	0.4510	902
September 30, 2019	October 22, 2019	November 15, 2019	0.4375	870
December 31, 2019	January 23, 2020	February 18, 2020	0.4375	870

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018

13. Net Income (Loss) Per Limited Partner Unit

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to limited partners	$21,575	$115,794	$19,257
Less:
Distributions declared on Preferred Units	(11,883)	(10,630)	(6,673)
General partner's incentive distribution rights (1)	(788)	(784)	(488)
Accretion of Series C preferred units	(641)	—	—
Net income attributable to common and subordinated unitholders	8,263	104,380	12,096
Distributions declared on common units	(37,301)	(37,022)	(28,983)
Distributions declared on subordinated units	—	—	(4,491)
Undistributed net income (loss)	$(29,038)	$67,358	$(21,378)

(1)

The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to each quarterly distribution during the year ended December 31, 2019 and for the three months ended September 30, 2018 and December 31, 2018. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income (loss) per unit related to the Partnership for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands, except per unit data):

	Year Ended December 31,
	2019	2018		2017
	Common	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units	Units
Distributions declared	$37,301	$37,022	$—	$28,983	$4,491
Undistributed net income (loss)	(29,038)	67,661	(303)	(18,440)	(2,938)
Net income (loss) attributable to common and subordinated units - basic	8,263	104,683	(303)	10,543	1,553
Net income (loss) attributable to subordinated units	—	(303)	—	1,553	—
Distributions on dilutive preferred units	—	2,613	—	—	—
Net income (loss) attributable to common and subordinated units - diluted	$8,263	$106,993	$(303)	$12,096	$1,553
Weighted-average units outstanding:
Basic	25,343	24,626	387	19,701	3,135
Effect of dilutive subordinated units	—	387	—	3,135	—
Effect of dilutive preferred units	—	1,954	—	—	—
Diluted	25,343	26,967	387	22,836	3,135
Net income (loss) per common and subordinated unit:
Basic	$0.33	$4.25	$(0.78)	$0.54	$0.50
Diluted(1)(2)	$0.33	$3.97	$(0.78)	$0.53	$0.50

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

(2)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the year ended December 31, 2019 and, as a result, have been excluded in the determination of diluted net income (loss) per common unit. Potential common unit equivalents were dilutive for the year ended December 31, 2018 and, as a result, have been included in the determination of diluted net income (loss) per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	December 31,
	2019		2018
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$8,822	$8,859	$18,348	$18,867
Revolving credit facility	232,907	232,907	155,000	155,000
Secured Notes, net	217,098	221,577	223,685	224,333

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

For the years ended December 31, 2019 and 2018, the Partnership measured the following assets and liabilities at fair value on a recurring basis (in thousands):

	December 31,
	2019	2018
Derivative Assets(1)	$—	$4,590
Derivative Liabilities(1)	$3,149	$402

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

15. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the years ended December 31, 2019, 2018 and 2017, Landmark reimbursed us $3.7 million, $2.8 million and $3.5 million, respectively, for expenses related to certain general and administrative services that exceeded the cap. During the year ended December 31, 2019, $0.3 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Additionally, indemnification of $0.4 million related to property taxes and is included in capital contributions from Sponsor on the Consolidated Statements of Equity and Mezzanine Equity for 2019. As of December 31, 2018, $0.1 million is included within due from affiliates related to the fourth quarter general and administrative reimbursement from Landmark including the unconsolidated JV management fees. Additionally, indemnification of $1.0 million related to certain assets is included in capital contributions from Sponsor on the Consolidated Statement of Equity and Mezzanine Equity for 2018.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the years ended December 31, 2019, 2018 and 2017, we incurred $0.1 million of license fees related to the AIF patent license agreement.

Right of First Offer

In accordance with the Partnership’s omnibus agreement, certain other investment funds managed by Landmark had granted us a right of first offer (“ROFO”) on real property interests that they owned or acquired before selling or transferring those assets to any third party. During the years ended December 31, 2018, the Partnership waived its ROFO on certain assets in investment funds managed by Landmark. During the years ended December 31, 2018 and 2017, the Partnership completed the following ROFO acquisitions:

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

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to (i) 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016 and 2017 secured notes and (ii) 0.5% of operating revenue for the 4.38% senior secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $270,677, $53,685 and $18,451 of Secured Tenant Site Assets’ management fees during the years ended December 31, 2019, 2018 and 2017, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2019 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the years ended December 31, 2019 and 2018, the unconsolidated JV incurred $0.3 million and $0.1 million of management fees and included in capital contributions from Sponsor on the Consolidated Statement of Equity and Mezzanine Equity.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We may pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. There were no such fees incurred during the years ended December 31, 2019, 2018 and 2017.

Penteon Partnership

On June 13, 2017, the Partnership and its Sponsor entered into a partnership with Penteon Corporation to deploy a nationwide Low Power Wide Area Network (LPWAN) based on the global open standard called LoRaWAN™ and utilizing the real property interests controlled by the Sponsor and the Partnership. As part of the agreement, the Sponsor owns a warrant to purchase up to approximately 25% of Penteon’s preferred stock. As of December 31, 2019 and 2018, the Partnership had zero in leasing costs related to the deployment of LPWAN on its sites.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.2875 per unit per quarter. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to each quarterly distribution during the year ended December 31, 2019 and for the three months ended September 30, 2018 and December 31, 2018, totaling $0.8 million and $0.4 million, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the years ended December 31, 2019, 2018 and 2017, we paid zero, $0.4 million and $0.5 million of incentive distribution rights, respectively.

Due from Affiliates

At December 31, 2019 and 2018, the General Partner and affiliates owed $1.1 million and $1.4 million, respectively, to the Partnership primarily for current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

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

The statements of operations for the reportable segments are as follows:

For the year ended December 31, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$29,713	$21,135	$8,492	$—	$59,340
Expenses
Property operating	289	1,275	419	—	1,983
General and administrative	—	—	—	5,567	5,567
Acquisition-related	—	—	—	1,163	1,163
Amortization	9,508	4,198	529	—	14,235
Impairments	1,846	442	—	—	2,288
Total expenses	11,643	5,915	948	6,730	25,236
Total other income and expenses	11,684	502	7,062	(27,963)	(8,715)
Income (loss) before income tax expense	29,754	15,722	14,606	(34,693)	25,389
Income tax expense	—	—	—	3,783	3,783
Net income (loss)	$29,754	$15,722	$14,606	$(38,476)	$21,606

For the year ended December 31, 2018 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$37,879	$18,820	$8,066	$—	$64,765
Expenses
Property operating	258	681	208	—	1,147
General and administrative	—	—	—	4,731	4,731
Acquisition-related	—	—	—	3,287	3,287
Amortization	11,902	3,578	672	—	16,152
Impairments	1,169	390	—	—	1,559
Total expenses	13,329	4,649	880	8,018	26,876
Total other income and expenses	105,479	242	811	(28,373)	78,159
Income (loss) before income tax expense	130,029	14,413	7,997	(36,391)	116,048
Income tax expense	—	—	—	227	227
Net income (loss)	$130,029	$14,413	$7,997	$(36,618)	$115,821

For the year ended December 31, 2017 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$33,456	$11,367	$7,802	$—	$52,625
Expenses
Property operating	22	228	144	—	394
General and administrative	—	—	—	5,286	5,286
Acquisition-related	22	230	—	1,035	1,287
Amortization	10,898	2,070	569	—	13,537
Impairments	645	203	—	—	848
Total expenses	11,587	2,731	713	6,321	21,352
Total other income and expenses	698	144	740	(16,724)	(15,142)
Income (loss) before income tax benefit	22,567	8,780	7,829	(23,045)	16,131
Income tax benefit	—	—	—	(3,145)	(3,145)
Net income (loss)	$22,567	$8,780	$7,829	$(19,900)	$19,276

The Partnership’s total assets by segment were (in thousands):

	December 31,
	2019	2018
Segments
Wireless communication	$452,127	$433,254
Outdoor advertising	284,203	216,326
Renewable power generation	99,856	112,338
Corporate assets	19,419	24,695
Total assets	$855,605	$786,613

The following table represents the Partnership’s rental revenues by geographic location (in thousands):

	December 31,
	2019	2018	2017
United States	$52,447	$60,441	$51,144
Europe	5,639	3,356	814
Australia	1,189	910	614
Canada	65	58	53
Total rental revenue	$59,340	$64,765	$52,625

The following table represents the Partnership’s total assets by geographic location (in thousands):

	December 31,
	2019	2018
United States	$726,343	$720,331
Europe	114,448	53,850
Australia	13,926	11,830
Canada	888	602
Total assets	$855,605	$786,613

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

As of December 31, 2019, the Partnership had approximately $65.4 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

18. Tenant Concentration

For the years ended December 31, 2019, 2018 and 2017, the Partnership had the following tenant revenue concentrations:

	Year Ended December 31,
Tenant	2019	2018	2017
Clear Channel Outdoor	13.3%	11.6%	8.8%
T-Mobile	8.4%	9.6%	11.7%
AT&T Mobility	7.1%	9.3%	11.0%
Sprint	5.8%	7.8%	9.5%

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

19. Income Taxes

The Partnership is not a taxable entity for United States federal income tax purposes instead any tax liability on our net income is generally borne by our partners through their allocation of taxable income. The Partnership files in various state jurisdictions that generally follow this federal treatment.

Our consolidated REIT Subsidiary has elected to be treated as a REIT with the filing of its 2017 initial federal tax return and may deduct earnings distributed to stockholders against the income generated by its REIT operations. As a result, it has historically not generated any federal income tax liability.

Our consolidated corporate U.S. subsidiary Asset OpCo conducts certain activities that may not generate qualifying REIT income and is therefore taxable as a corporation for U.S. federal and state income tax purposes. Additionally, certain consolidated corporate foreign subsidiaries of the Partnership are subject to income tax in the foreign jurisdictions where they operate.

The following information pertains to the Partnership’s income taxes on a consolidated basis.

Consolidated Partnership income before income tax expense (benefit) by geographic area is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$21,076	$116,045	$15,259
Foreign	4,313	3	872
Total	$25,389	$116,048	$16,131

For the years ended December 31, 2019, 2018 and 2017, income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Domestic	$2,397	$(10)	$—
Foreign	725	15	70
Deferred
Domestic	718	370	(3,215)
Foreign	(57)	(148)	—
Income tax expense (benefit)	$3,783	$227	$(3,145)

The statutory federal income tax rate is 21 percent for the years ended December 31, 2019 and 2018 and 34 percent for the year ended December 31, 2017 and the foreign income tax rates range from 15 percent to 39 percent. The difference between income tax expense (benefit) recorded by us and income taxes computed by applying the statutory corporate income tax rates to the consolidated Partnership income before income tax expense (benefit) is due to the fact that the majority of our income is not subject to federal, state and foreign income tax as described above.

Reconciliation between the U.S. statutory rate and the effective rate from income before income tax expense (benefit) is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory tax rate	21%	21%	34%
Adjustment to reflect MLP/REIT status	(10)%	(21)%	(29)%
Foreign taxes	3%	—%	—%
Valuation allowance	—%	—%	(32)%
Change in tax law	—%	—%	9%
Other	1%	—%	(1)%
Effective tax rate	15%	—%	(19)%

Deferred income taxes are recorded based on temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The statutory federal income tax rate of 21 percent is used for valuation of the deferred tax assets and liabilities and is based upon the tax rate expected to be in place when the deferred tax assets and liabilities are recognized. Asset OpCo and the corporate foreign subsidiaries routinely assesses their ability to realize deferred tax assets. If an entity concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Currently, the Partnership believes it is more likely than not that its deferred tax assets recorded will be realized, and as such no valuation allowance has been recorded as of December 31, 2019.

The consolidated domestic and foreign deferred tax asset was $2.3 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively. The reduction in the deferred tax asset in the current year is primarily due to the sale of a portfolio of assets by Asset OpCo.

As of December 31, 2019, we had an immaterial liability for unrecognized tax benefits. We did not have any significant interest and penalties related to income taxes during the year ended December 31, 2019.

The statutory federal income tax rate is 21 percent for valuation of the deferred tax assets and liabilities in future years resulting in a decrease in deferred tax asset of less than $0.1 million from December 31, 2017 to December 31, 2018. Asset OpCo believes it is more likely than not that the deferred tax asset will be realized and reduced its valuation allowance by $5.3 million, included in income tax benefit for the year ended December 31, 2017, resulting in zero valuation allowance as of December 31, 2018. The change in deferred taxes is primarily a result of differences between book and tax bases of the contributed and purchased assets into Asset OpCo, and operating loss carry forwards.

Asset OpCo generated domestic NOLs, including federal and various states, for the years ended December 31, 2018 and 2017 which can be used to offset taxable income in future and prior years, subject to specified limitations. As of December 31, 2018 and 2017 Asset OpCo had an NOL carryforward of $0.4 million and $0.1 million, translating to a deferred tax asset before valuation allowance of less than $0.1 million. The federal NOL carryforward was fully utilized in 2019.

20. Supplemental Cash Flow Information

Noncash activities for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Capital contribution to fund general and administrative expense reimbursement	$896	$1,733	$491
Purchase price for acquisitions included in due to Landmark and affiliates	—	436	196
Issuance of common units for Acquired Funds	—	27,342	3,492
Unit Exchange Program acquisitions	—	7,582	3,816
Distributions payable to preferred unitholders	1,781	1,710	1,296
Deferred loan costs included in accounts payable and accrued liabilities	—	—	285
Accretion of Series C preferred units	641	—	—
Conversion of Series C preferred units	283	—	—
Purchase price for acquisitions and development activities included in accounts payable	157	2,878	642
Investment in unconsolidated joint venture	—	(65,611)	—
Total assets contributed to unconsolidated joint venture	—	157,045	—
Total liabilities contributed to unconsolidated joint venture	—	(125,888)	—
Declared distributions receivable from the unconsolidated joint venture	(600)	—	—
Initial recognition of lease liabilities related to right of use assets	11,177	—	—
Deemed contribution by the General Partner	788	394	—
Deemed distribution to the General Partner	(788)	(394)	—

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest	$14,855	$20,882	$15,797
Capitalized interest	2,003	759	48
Income taxes paid	2,839	76	28

21. Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except unit data). Quarterly financial information has been retroactively adjusted for transactions between entities under common control.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$14,393	$15,025	$14,402	$15,520
Net income	7,210	9,265	3,986	1,145
Less: Net income attributable to noncontrolling interest	8	8	7	8
Net income attributable to limited partners	7,202	9,257	3,979	1,137
Net income (loss) per common unit
Common units – basic	0.15	0.23	0.03	(0.08)
Common units – diluted	0.15	0.23	0.03	(0.08)
Cash distribution declared per unit	0.3675	0.3675	0.3675	0.3675

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$15,695	$16,796	$17,560	$14,714
Net income (loss)	6,741	6,105	105,147	(2,172)
Less: Net income attributable to noncontrolling interest	4	8	8	7
Net income (loss) attributable to limited partners	6,737	6,097	105,139	(2,179)
Net income (loss) per common and subordinated unit
Common units – basic	0.21	0.12	4.06	(0.21)
Common units – diluted	0.19	0.12	3.71	(0.21)
Subordinated units – basic and diluted	(0.19)	—	—	—
Cash distribution declared per unit	0.3675	0.3675	0.3675	0.3675

22. Subsequent Events

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement. The senior secured notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million. In connection with the issuance of the senior secured notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

Subsequent to the year ended December 31, 2019, the Partnership issued a total of 109,724 Common Units, 23,287 Series A Preferred Units, and 84,139 Series B Preferred Units under our ATM Programs, generating total proceeds of approximately $4.5 million before issuance costs.

Landmark Infrastructure Partners LP

Schedule III – Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2019

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2019(1)
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Depreciation(2)	Acquired
Wireless Communication	Mound House, NV	$—	$100	$—	$100	$100	$—	$100	$—	2012
Wireless Communication	Las Vegas, NV	—	536	—	536	536	—	536	—	2012
Wireless Communication	Tombstone, AZ	—	593	—	593	593	—	593	—	2012
Outdoor Advertising	Rosemont, IL	—	971	—	971	971	—	971	—	2013
Outdoor Advertising	Gary, IN	—	119	—	119	119	—	119	—	2013
Wireless Communication	Walnut Creek, CA	—	705	—	705	705	—	705	—	2013
Wireless Communication	Los Angeles, CA	—	331	—	331	331	—	331	—	2013
Outdoor Advertising	Largo, FL	—	168	—	168	168	—	168	—	2014
Outdoor Advertising	Grand Prairie, TX	—	301	—	301	301	—	301	—	2014
Outdoor Advertising	Terrell, TX	—	48	—	48	48	—	48	—	2014
Outdoor Advertising	Phoenix, AZ	—	321	—	321	321	—	321	—	2014
Outdoor Advertising	Houston, TX	—	258	—	258	258	—	258	—	2014
Outdoor Advertising	Saint Petersburg, FL	—	200	—	200	200	—	200	—	2014
Outdoor Advertising	Vadnais Heights, MN	—	390	—	390	390	—	390	—	2014
Wireless Communication	Orlando, FL	—	531	—	531	531	—	531	—	2014
Outdoor Advertising	Chattanooga, TN	—	73	—	73	73	—	73	—	2014
Outdoor Advertising	Monroe, MI	—	447	—	447	447	—	447	—	2014
Outdoor Advertising	Mary Esther, FL	—	22	—	22	22	—	22	—	2015
Renewable Power Generation	West Deptford, NJ	—	1,812	—	1,812	1,812	—	1,812	—	2015
Wireless Communication	Mary Esther, FL	—	262	—	262	262	—	262	—	2015
Wireless Communication	Milwaukee, WI	—	273	—	273	273	—	273	—	2015
Renewable Power Generation	West Chicago, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Renewable Power Generation	Joliet, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Outdoor Advertising	Phoenix, AZ	—	325	—	325	325	—	325	—	2015
Renewable Power Generation	Hubbardston, MA	—	1,229	—	1,229	1,229	—	1,229	—	2015
Outdoor Advertising	London, UK	—	3,692	—	3,692	3,692	—	3,692	—	2016
Renewable Power Generation	Valley Center, CA	—	880	—	880	880	—	880	—	2016
Outdoor Advertising	Homebush West, New South Wales	—	476	—	476	476	—	476	—	2016
Outdoor Advertising	Golden Square, Victoria	—	244	—	244	244	—	244	—	2016
Outdoor Advertising	Forbes, New South Wales	—	30	—	30	30	—	30	—	2016
Renewable Power Generation	Rosamond, CA	—	3,215	—	3,215	3,215	—	3,215	—	2016
Renewable Power Generation	Rosamond, CA	—	41,506	—	41,506	41,506	—	41,506	—	2016
Renewable Power Generation	Rosamond, CA	—	14,136	—	14,136	14,136	—	14,136	—	2016
Renewable Power Generation	Lemoore, CA	—	11,268	—	11,268	11,268	—	11,268	—	2016
Renewable Power Generation	Jacksonville, FL	—	646	—	646	646	—	646	—	2016
Renewable Power Generation	Florence Township, NJ	—	2,200	—	2,200	2,200	—	2,200	—	2017
Wireless Communication	Appleton, WI	—	594	—	594	594	—	594	—	2017
Outdoor Advertising	Glasgow, UK	—	3,903	—	3,903	3,903	—	3,903	—	2017
Outdoor Advertising	Salford, UK	—	273	—	273	273	—	273	—	2017
Wireless Communication	Encounter Bay, South Australia	—	253	—	253	253	—	253	—	2017
Outdoor Advertising	Leeds, UK	—	517	—	517	517	—	517	—	2017

Outdoor Advertising	Leeds, UK	—	2,564	—	2,564	2,564	—	2,564	—	2017
Outdoor Advertising	London, UK	—	3,318	—	3,318	3,318	—	3,318	—	2017
Renewable Power Generation	Pemberton, NJ	—	1,092	—	1,092	1,092	—	1,092	—	2017
Outdoor Advertising	Liverpool, UK	—	671	—	671	671	—	671	—	2017
Outdoor Advertising	Barnet, UK	—	497	—	497	497	—	497	—	2017
Outdoor Advertising	Bristol, UK	—	5,752	—	5,752	5,752	—	5,752	—	2017
Wireless Communication	Austin, TX	—	745	3,701	4,446	745	3,701	4,446	(189)	2017
Wireless Communication	Charlotte, NC	—	106	394	500	106	394	500	(20)	2017
Wireless Communication	Mars Hill, NC	—	117	—	117	117	—	117	—	2017
Renewable Power Generation	Ringoes, NJ	—	2,113	—	2,113	2,113	—	2,113	—	2017
Renewable Power Generation	Tehachapi, CA	—	—	1,060	1,060	—	1,060	1,060	(64)	2017
Outdoor Advertising	Orlando, FL	—	179	—	179	179	—	179	—	2018
Outdoor Advertising	Boston, MA	—	480	—	480	480	—	480	—	2018
Outdoor Advertising	Dallas, TX	—	455	—	455	455	—	455	—	2018
Outdoor Advertising	Lithonia, GA	—	184	—	184	184	—	184	—	2018
Outdoor Advertising	Tampa, FL	—	248	—	248	248	—	248	—	2018
Outdoor Advertising	Manchester, UK	—	176	—	176	176	—	176	—	2018
Outdoor Advertising	Wallangarra,Queensland	—	24	—	24	24	—	24	—	2018
Outdoor Advertising	Capalaba, Queensland	—	470	—	470	470	—	470	—	2018
Outdoor Advertising	Liverpool, UK	—	121	—	121	121	—	121	—	2018
Outdoor Advertising	Edinburgh, UK	—	272	—	272	272	—	272	—	2018
Outdoor Advertising	Cardiff, UK	—	3,252	—	3,252	3,252	—	3,252	—	2018
Outdoor Advertising	Manchester, UK	—	70	—	70	70	—	70	—	2018
Outdoor Advertising	Barrow-in-Furness, UK	—	87	—	87	87	—	87	—	2018
Outdoor Advertising	Milsons Point, New South Wales	—	3,502	—	3,502	3,502	—	3,502	—	2018
Outdoor Advertising	Stockton-On-Tees, UK	—	47	—	47	47	—	47	—	2018
Outdoor Advertising	Brighton, MI	—	64	—	64	64	—	64	—	2018
Wireless Communication	Omaha, NE	—	2,660	11,895	14,555	2,660	11,895	14,555	(533)	2018
Wireless Communication	Hartland, WI	—	1,250	18,110	19,360	1,250	18,110	19,360	(696)	2018
Wireless Communication	Wiley Park, New South Wales	—	335	—	335	335	—	335	—	2018
Outdoor Advertising	Birkenhead, UK	—	17	—	17	17	—	17	—	2018
Outdoor Advertising	Birmingham, UK	—	18	—	18	18	—	18	—	2018
Outdoor Advertising	Glasgow, UK	—	157	—	157	157	—	157	—	2018
Outdoor Advertising	Barrhead, UK	—	20	—	20	20	—	20	—	2018
Outdoor Advertising	Manchester, UK	—	47	—	47	47	—	47	—	2018
Outdoor Advertising	Stretford, UK	—	27	—	27	27	—	27	—	2018
Outdoor Advertising	Barnsley, UK	—	111	—	111	111	—	111	—	2018
Wireless Communication	Franklin, MA	—	1,440	—	1,440	1,440	—	1,440	—	2018
Outdoor Advertising	London, UK	—	1	—	1	1	—	1	—	2018
Outdoor Advertising	Consett, UK	—	20	—	20	20	—	20	—	2019
Outdoor Advertising	Birmingham, UK	—	115	—	115	115	—	115	—	2019
Outdoor Advertising	Glasgow, UK	—	107	—	107	107	—	107	—	2019
Outdoor Advertising	Glasgow, UK	—	114	—	114	114	—	114	—	2019
Outdoor Advertising	Glasgow, UK	—	121	—	121	121	—	121	—	2019
Outdoor Advertising	Glasgow, UK	—	80	—	80	80	—	80	—	2019
Outdoor Advertising	Airdrie, UK	—	105	—	105	105	—	105	—	2019
Outdoor Advertising	New Stevenson, UK	—	108	—	108	108	—	108	—	2019
Outdoor Advertising	Paisley, UK	—	258	—	258	258	—	258	—	2019
Outdoor Advertising	Falkirk, UK	—	191	—	191	191	—	191	—	2019
Outdoor Advertising	Falkirk, UK	—	76	—	76	76	—	76	—	2019
Outdoor Advertising	Edinburgh, UK	—	114	—	114	114	—	114	—	2019
Outdoor Advertising	Greenock, UK	—	153	—	153	153	—	153	—	2019
Outdoor Advertising	Glasgow, UK	—	305	—	305	305	—	305	—	2019
Outdoor Advertising	Edinburgh, UK	—	68	—	68	68	—	68	—	2019
Outdoor Advertising	Paisley, UK	—	110	—	110	110	—	110	—	2019

Outdoor Advertising	Glasgow, UK	—	107	—	107	107	—	107	—	2019
Outdoor Advertising	Manchester, UK	—	4,912	—	4,912	4,912	—	4,912	—	2019
Outdoor Advertising	Dublin, Ireland	—	425	—	425	425	—	425	—	2019
Outdoor Advertising	Limerick, Ireland	—	72	—	72	72	—	72	—	2019
Outdoor Advertising	Dundalk, Ireland	—	56	—	56	56	—	56	—	2019
Outdoor Advertising	Dublin, Ireland	—	636	—	636	636	—	636	—	2019
Renewable Power Generation	Rockwell, North Carolina	—	469	—	469	469	—	469	—	2019
Renewable Power Generation	Trinity, North Carolina	—	482	—	482	482	—	482	—	2019
Outdoor Advertising	Coatbridge, UK	—	138	—	138	138	—	138	—	2019
Wireless Communication	Marlborough, Massachusetts	—	1,420	8,726	10,146	1,420	8,726	10,146	(63)	2019
Wireless Communication	Marlborough, Massachusetts	—	1,712	7,942	9,654	1,712	7,942	9,654	(59)	2019
Outdoor Advertising	Wakefield, UK	—	77	—	77	77	—	77	—	2019
Outdoor Advertising	Slaithwaite, UK	—	78	—	78	78	—	78	—	2019
Outdoor Advertising	Glasgow, UK	—	79	—	79	79	—	79	—	2019
Outdoor Advertising	London, UK	—	18	—	18	18	—	18	—	2019
Outdoor Advertising	Coventry, UK	—	18	—	18	18	—	18	—	2019
Outdoor Advertising	Maesteg, UK	—	20	—	20	20	—	20	—	2019
	Total	$—	$141,851	$51,828	$193,679	$141,851	$51,828	$193,679	$(1,624)

(1)	The aggregate cost of real estate for federal income tax purposes is $292.1 million (unaudited).
(2)	The Partnership computes depreciation using the straight-line method over 40 years for building and a weighted average of 8 years for improvements.

A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Real estate:
Balances at beginning of year	$163,461	$119,539	$88,845
Acquisitions of real estate	58,088	52,290	30,305
Sales and transfers to assets held for sale	(28,624)	(7,044)	—
Other (1)	754	(1,324)	389
Balances at end of year	$193,679	$163,461	$119,539
Accumulated depreciation:
Balances at beginning of year	$623	$13	$—
Depreciation expense	1,001	681	13
Sales and transfers to assets held for sale	—	(71)	—
Balances at end of year	$1,624	$623	$13

(1)	Represents impact of foreign exchange translation.