Form 10-Q
period 2020-03-31
Landmark Infrastructure Partners LP
filed 2020-05-07
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had 25,478,042 common units outstanding at May 4, 2020.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	March 31, 2020	December 31, 2019
Assets
Land	$139,102	$141,851
Real property interests	548,671	543,328
Construction in progress	63,699	68,907
Total land and real property interests	751,472	754,086
Accumulated depreciation and amortization of real property interests	(53,212)	(50,015)
Land and net real property interests	698,260	704,071
Investments in receivables, net	8,417	8,822
Investment in unconsolidated joint venture	61,533	62,059
Cash and cash equivalents	14,022	7,446
Restricted cash	4,680	5,619
Rent receivables	5,395	5,105
Due from Landmark and affiliates	1,611	1,132
Deferred loan costs, net	4,278	4,557
Deferred rent receivable	5,860	6,176
Other intangible assets, net	23,108	23,966
Assets held for sale (AHFS)	395	421
Right-of-use asset, net	10,828	11,358
Other assets	15,767	14,873
Total assets	$854,154	$855,605
Liabilities and equity
Revolving credit facility	$177,625	$232,907
Secured notes, net	279,652	217,098
Accounts payable and accrued liabilities	9,253	8,598
Other intangible liabilities, net	7,221	7,606
Operating lease liability	9,883	10,268
Finance lease liability	849	908
Prepaid rent	6,737	5,747
Derivative liabilities	10,223	3,149
Total liabilities	501,443	486,281
Commitments and contingencies (Note 15)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,988,700 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively	47,763	47,666
Equity
Series A cumulative redeemable preferred units, 1,745,328 and 1,722,041 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively	40,785	40,210
Series B cumulative redeemable preferred units, 2,628,932 and 2,544,793 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively	63,014	60,926
Common units, 25,470,232 and 25,353,140 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively	370,314	382,581
General Partner	(161,252)	(162,277)
Accumulated other comprehensive income (loss)	(8,114)	17
Total partners' equity	304,747	321,457
Noncontrolling interests	201	201
Total equity	304,948	321,658
Total liabilities, mezzanine equity and equity	$854,154	$855,605

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Revenue
Rental revenue	$15,678	$14,393
Expenses
Property operating	731	665
General and administrative	1,612	1,478
Acquisition-related	315	127
Depreciation and amortization	3,892	3,517
Impairments	82	204
Total expenses	6,632	5,991
Other income and expenses
Interest and other income	232	394
Interest expense	(4,701)	(4,488)
Loss on early extinguishment of debt	(2,231)	—
Unrealized loss on derivatives	(7,291)	(2,762)
Equity income (loss) from unconsolidated joint venture	150	(55)
Gain on sale of real property interests	—	5,862
Foreign currency transaction gain (loss)	3,363	(21)
Total other income and expenses	(10,478)	(1,070)
Income (loss) before income tax expense (benefit)	(1,432)	7,332
Income tax expense (benefit)	(60)	122
Net income (loss)	(1,372)	7,210
Less: Net income attributable to noncontrolling interest	8	8
Net income (loss) attributable to limited partners	(1,380)	7,202
Less: Distributions declared to preferred unitholders	(3,060)	(2,894)
Less: General partner's incentive distribution rights	—	(197)
Less: Accretion of Series C preferred units	(97)	(356)
Net income (loss) attributable to common unitholders	$(4,537)	$3,755
Net income (loss) per common unit
Common units – basic	$(0.18)	$0.15
Common units – diluted	$(0.18)	$0.15
Weighted average common units outstanding
Common units – basic	25,461	25,338
Common units – diluted	25,461	25,338
Cash distributions declared per common unit	$0.2000	$0.3675

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,372)	$7,210
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,131)	1,743
Other comprehensive income (loss):	(8,131)	1,743
Comprehensive income (loss)	(9,503)	8,953
Less: Comprehensive income attributable to noncontrolling interest	8	8
Comprehensive income (loss) attributable to limited partners	$(9,511)	$8,945

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

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2019	25,353	1,722	2,545	$382,581	$40,210	$60,926	$(162,277)	$17	$201	$321,658	$47,666
Adoption of ASU 2016-13	—	—	—	—	—	—	(76)	—	—	(76)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,131)	—	(8,131)	—
Issuance of Common Units, net	110	—	—	1,510	—	—	—	—	—	1,510	—
Issuance of Preferred Units, net	—	23	84	—	575	2,088	—	—	—	2,663	—
Distributions	—	—	—	(9,360)	(871)	(1,319)	—		(8)	(11,558)	(870)
Capital contribution from Sponsor	—	—	—	—	—	—	1,101	—	—	1,101	—
Unit-based compensation	7	—	—	120	—	—	—	—	—	120	—
Net income (loss)	—	—	—	(4,537)	871	1,319	—	—	8	(2,339)	967
Balance as of March 31, 2020	25,470	1,745	2,629	$370,314	$40,785	$63,014	$(161,252)	$(8,114)	$201	$304,948	$47,763

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(1,372)	$7,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	120	130
Unrealized loss on derivatives	7,291	2,762
Loss on early extinguishment of debt	2,231	—
Depreciation and amortization expense	3,892	3,517
Amortization of above- and below- market lease, net	(236)	(224)
Amortization of deferred loan costs	497	665
Amortization of discount on secured notes	92	93
Receivables interest accretion	—	(3)
Impairments	82	204
Gain on sale of real property interests	—	(5,862)
Adjustment for uncollectible accounts	82	5
Equity (income) loss from unconsolidated joint venture	(150)	55
Return on investment in unconsolidated joint venture	675	1,482
Foreign currency transaction (gain) loss	(3,363)	21
Changes in operating assets and liabilities:
Rent receivables	(499)	(899)
Accounts payable and accrued liabilities	698	(416)
Deferred rent	102	110
Prepaid rent	1,029	466
Due from Landmark and affiliates	(183)	(598)
Other assets	(1,525)	(551)
Net cash provided by operating activities	9,463	8,167
Investing activities
Acquisition of land	—	(3,346)
Acquisition of real property interests and development activities	(3,989)	(12,159)
Proceeds from sale of real property interests	—	13,385
Repayments of receivables	142	150
Net cash used in investing activities	(3,847)	(1,970)
Financing activities
Proceeds from the issuance of Common Units, net	1,510	—
Proceeds from the issuance of Preferred Units, net	2,663	—
Proceeds from revolving credit facility	7,000	10,000
Proceeds from the issuance of secured notes	170,000	—
Principal payments on revolving credit facility	(59,000)	—
Principal payments on secured notes	(108,427)	(1,361)
Payments on finance leases	(4)	—
Deferred loan costs	(1,559)	(128)
Capital contribution to fund general and administrative expense reimbursement	896	764
Distributions to preferred unitholders	(3,098)	(2,919)
Distributions to common unitholders	(9,360)	(9,312)
Distributions to non-controlling interests	(8)	(8)
Net cash provided by (used in) financing activities	613	(2,964)
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(592)	15
Net increase in cash, cash equivalents and restricted cash	5,637	3,248
Cash, cash equivalents and restricted cash at beginning of the period	13,065	7,780
Cash, cash equivalents and restricted cash at end of the period	$18,702	$11,028

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of March 31, 2020, the Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three months ended March 31, 2020 and 2019 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. All references to tenant sites are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the public company accounting oversight board (U.S.).

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

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the three months ended March 31, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of impairment for certain financial instruments measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The measurement of expected credit losses under the current expected credit loss model is based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The Partnership adopted the guidance as of January 1, 2020 and recognized $0.1 million as a cumulative adjustment to retained earnings and as a reduction to investment in receivables as of the effective date.

3. Acquisitions and Developments

Third Party Acquisitions

The following table presents direct third-party acquisitions completed by the Partnership during the three months ended March 31, 2020 and for the year ended December 31, 2019.

	No. of Tenant Sites				Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Total	Borrowings and Available Cash	Total
First Quarter
International	—	1	—	1	$0.1	$0.1
2020 Total	—	1	—	1	$0.1	$0.1
First Quarter
International	—	104	—	104	$6.0	$6.0
Total	—	104	—	104	$6.0	$6.0
Second Quarter
International	—	7	—	7	$6.7	$6.7
Domestic	—	—	8	8	0.4	0.4
Total	—	7	8	15	$7.1	$7.1
Third Quarter
International	—	10	—	10	$3.8	$3.8
Domestic	1	—	—	1	0.3	0.3
Total	1	10	—	11	$4.1	$4.1
Fourth Quarter
International	1	13	—	14	$10.5	$10.5
Domestic	2	—	—	2	24.3	24.3
Total	3	13	—	16	$34.8	$34.8
2019 Total	4	134	8	146	$52.0	$52.0

Leases

The Partnership evaluates whether an easement meets the definition of a lease under the new lease standard (“ASC 842”). The Partnership determines if an arrangement is a lease at the date of acquisition. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. While most of our leases are classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of operating and finance leases that have recurring ground lease rental payments. The lease liability is the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We use a discount rate of approximately 4.5%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. As of March 31, 2020, the weighted-average remaining lease term of operating leases and finance leases is approximately 22 years and 29 years, respectively. Operating lease assets are included in Right of use, net and finance lease assets are included in real property interests in the Consolidated Balance Sheets.

The following table illustrates information about other lease related balances as of March 31, 2020 (in thousands):

Operating leases:
Right-of-use asset	$10,828
Operating lease liability	9,883

Finance leases:
Right-of-use asset (1)	$18,540
Finance lease liability	849

(1)	Assets held under finance leases are recorded in Real property interests and are depreciated over the lease term.

The following table represents the future minimum ground lease payments as of March 31, 2020 (in thousands).

	Operating Lease	Finance Lease
2020 (nine months)	$505	$39
2021	657	53
2022	667	53
2023	681	53
2024	690	53
Thereafter	14,014	1,266
Total future payments	17,214	1,517
Discount	(7,331)	(668)
Total lease liability	$9,883	$849

Developments

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

As of March 31, 2020 and December 31, 2019, the Partnership’s $63.7 million and $68.9 million, respectively, of construction in progress balance primarily related to these projects. During the three months ended March 31, 2020, the Partnership deployed thirty-two DART kiosks and placed in service other assets for a total of $7.3 million. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Partnership completed the digital conversion of nine outdoor advertising sites in the U.K. for a total of $1.0 million in each period.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	March 31, 2020	December 31, 2019
Land	$139,102	$141,851

Real property interests – perpetual	100,950	100,810
Real property interests – finite life	429,181	422,923
Real property interests – ROU asset finance lease	18,540	19,595
Total real property interests	548,671	543,328
Construction in progress	63,699	68,907
Total land and real property interests	751,472	754,086
Accumulated depreciation and amortization of real property interests	(53,212)	(50,015)
Land and net real property interests	$698,260	$704,071

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. Our venture partner provides acquisition opportunities and asset management services to the consolidated joint venture. As of March 31, 2020 and December 31, 2019, the consolidated joint venture had 169 and 168 tenant sites and one investment in receivable with total net book value of $90.1 million and $92.8 million, respectively. During the three months ended March 31, 2020 and 2019, the consolidated joint venture generated rental revenue of $1.9 million and $1.2 million, respectively.

Sales

On January 4, 2019, the Partnership completed the sale of its real property interest held for sale as of December 31, 2018 for total consideration of $13.5 million. We recognized a gain on sale of real property interest of $5.9 million upon completion of the sale.

Purchase Price Allocation

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

The following table summarizes final allocations for acquisitions made during the year ended December 31, 2019 of estimated fair values of the assets acquired and liabilities assumed (in thousands). There was an insignificant amount of acquisitions completed during the three months ended March 31, 2020.

		Investments in	In-place	Above-market	Below-market
		real property	lease	lease	lease	ROU	Lease
Period	Land	interests	intangibles	intangibles	intangibles	Asset	liability	Total
2019	$11,813	$17,154	$5,730	$86	$(113)	$21,570	$(1,640)	$54,600

Future estimated aggregate depreciation and amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of March 31, 2020, are as follows (in thousands):

2020 (nine months)	$10,322
2021	10,900
2022	10,604
2023	9,233
2024	8,982
Thereafter	344,468
Total	$394,509

The weighted average remaining depreciation and amortization period for non‑perpetual real property interests is 38 years as of March 31, 2020.

Impairments

During the three months ended March 31, 2020 and 2019, two of the Partnership’s real property interests were impaired, respectively, and recognized impairment charges totaling $0.1 million and $0.2 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero.

Assets and Liabilities Held for Sale

In March 2019, the Partnership entered into a plan to sell one of its real property interests. The Partnership determined that the sale did not meet the criteria for discontinued operations presentation as the plan to sell did not represent a strategic shift that would have a major effect on its operations and financial results. As a result of this classification, the asset was separately presented as AHFS in the consolidated balance sheet as of March 31, 2020.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

	March 31, 2020	December 31, 2019
Land	$395	$421
AHFS	$395	$421

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	March 31, 2020	December 31, 2019
Acquired in-place lease
Gross amount	$28,731	$28,908
Accumulated amortization	(8,666)	(8,142)
Net amount	$20,065	$20,766
Acquired above-market leases
Gross amount	$6,604	$6,627
Accumulated amortization	(3,561)	(3,427)
Net amount	$3,043	$3,200
Total other intangible assets, net	$23,108	$23,966
Acquired below-market leases
Gross amount	$(16,812)	$(16,817)
Accumulated amortization	9,591	9,211
Total other intangible liabilities, net	$(7,221)	$(7,606)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.2 million as an increase to rental revenue for the three months ended March 31, 2020 and 2019, respectively. We recorded amortization of in‑place lease intangibles of $0.6 million and $0.5 million as amortization expense for the three months ended March 31, 2020 and 2019, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2020 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2020 (nine months)	$1,296	$48	$(1,145)
2021	1,661	518	(1,366)
2022	1,567	394	(1,244)
2023	1,274	337	(801)
2024	1,162	296	(710)
Thereafter	13,105	1,450	(1,955)
Total	$20,065	$3,043	$(7,221)

6. Investments in Receivables

Investments in receivables include financing arrangements and management agreements whereby we purchased the right to receive a portion of a rental payment under a contract but are not a party to the lease and do not have a real property interest. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and are included in investments in receivables in our financial statements. Investments in receivables also include arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. These cash flow financing arrangements were recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14% and are accounted for as receivables in our consolidated financial statements.

Interest income recognized on the receivables totaled $0.2 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. On June 27, 2019, the Partnership completed a sale of its investments in receivables held for sale as of March 31, 2019 and recognized a gain on sale of investments in receivables.

The following table reflects the activity in investments in receivables (in thousands):

	March 31, 2020	December 31, 2019
Investments in receivables – beginning	$8,822	$18,348
Adoption of ASU 2016-13	(89)	—
Sales	—	(8,331)
Other	—	(742)
Repayments	(142)	(564)
Interest accretion	—	9
Foreign currency translation adjustment	(174)	102
Investments in receivables – ending	$8,417	$8,822

Annual amounts due as of March 31, 2020, are as follows (in thousands):

2020 (nine months)	$994
2021	1,345
2022	1,463
2023	1,570
2024	1,631
Thereafter	9,715
Total	$16,718
Interest	$8,301
Principal	8,417
Total	$16,718

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	March 31, 2020	December 31, 2019
Total assets	$253,950	$255,157

Total liabilities	127,454	127,611
Total equity	126,496	127,546
Total liabilities and equity	$253,950	$255,157

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental revenue	$3,575	$3,507
Net income (loss)	299	(109)
Partnership's share in net income (loss)	150	(55)
Distributions declared to the Partnership	675	1,482

8. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	March 31, 2020	December 31, 2019
Revolving credit facility	November 15, 2023	$177,625	$232,907

4.38% senior secured notes	June 30, 2036	$39,478	$39,945
Series 2019-1 Class A 3.90%	January 14, 2027	170,000	—
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	58,528	59,124
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	17,083	17,172
Series 2016-1 Class A 3.52%	June 1, 2021(2)	—	82,175
Series 2016-1 Class B 7.02%	June 1, 2021(2)	—	25,100
Secured Notes		285,089	223,516
Discount on Secured Notes		(984)	(1,081)
Deferred loan costs		(4,453)	(5,337)
Secured Notes, net		$279,652	$217,098

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of March 31, 2020, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of March 31, 2020, the applicable annual commitment rate used was 0.125%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of March 31, 2020, $177.6 million was outstanding, which includes £40.5 million of GBP debt. As of March 31, 2020, there was $272.4 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with various financial covenants. As of March 31, 2020, the Partnership was in compliance with all other financial covenants required under the revolving credit facility.

Secured Notes

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement (“MNPPA”) pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement (the “2019 Secured Notes”). The 2019 Secured Notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million. In connection with the issuance of the senior secured notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of March 31, 2020, $4.7 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 1.5 to 1.0 for the 2019 Secured Notes, 2.0 to 1.0 for the 2017 Secured Notes and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of March 31, 2020, the Partnership was in compliance with all other financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of March 31, 2020, are as follows (in thousands):

2020 (nine months)	$3,912
2021	5,987
2022 (1)	72,440
2023	6,812
2024	7,150
Thereafter (1)	188,788
Total	$285,089

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $4.7 million and $4.5 million for three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the Partnership had interest payable of $0.2 million and $0.5 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.6 million and $0.8 million for the months ended March 31, 2020 and 2019, respectively.

9. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Liability at
Entered	Value	Rate	Index	Date	Date	March 31, 2020	December 31, 2019
August 24, 2015	$50,000	1.74	1-month USD LIBOR	10/1/2015	10/1/2022	$(1,779)	$(264)
March 23, 2016	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	(1,186)	(113)
March 31, 2016	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	(438)	(4)
March 31, 2016	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	(684)	(48)
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	(3,591)	(1,045)
November 15, 2018	£38,000	1.49	1-month GBP LIBOR	11/30/2020	11/30/2025	(2,545)	(1,675)
						$(10,223)	$(3,149)

During the three months ended March 31, 2020 and 2019, the Partnership recorded a loss of $7.3 million and $2.8 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized loss on derivative financial instruments on the consolidated statements of operations.

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ change in fair value at March 31, 2020. The following table summarizes the fair values of the interest rate swaps as a result of the analysis performed (in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
August 24, 2015	10/1/2022	$(1,228)	$(2,457)	$(626)	$(3,085)
March 23, 2016	12/24/2021	(792)	(1,641)	(377)	(2,075)
March 31, 2016	12/24/2021	(280)	(619)	(114)	(792)
March 31, 2016	4/13/2022	(451)	(956)	(203)	(1,213)
June 12, 2017	9/2/2024	(2,684)	(4,925)	(1,604)	(6,088)
November 15, 2018	11/30/2025	(1,542)	(3,993)	(377)	(5,283)

10. Equity

The table below summarizes changes in the number of units outstanding (in units):

				Mezzanine Equity -
		Series A	Series B	Series C
	Common	Preferred	Preferred	Preferred
Balance as of December 31, 2018	25,327,801	1,593,149	2,463,015	2,000,000
Unit-based compensation	10,631	—	—	—
Balance as of March 31, 2019	25,338,432	1,593,149	2,463,015	2,000,000

Balance as of December 31, 2019	25,353,140	1,722,041	2,544,793	1,988,700
Issuance under ATM Programs	109,724	23,287	84,139	—
Unit-based compensation	7,368	—	—	—
Balance as of March 31, 2020	25,470,232	1,745,328	2,628,932	1,988,700

On December 4, 2019, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on January 30, 2020 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million.

Common Units

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended March 31, 2020, 109,724 Common Units were issued under the 2019 Common Unit ATM Program generating proceeds of approximately $1.8 million before issuance costs.

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2020 Common Unit ATM Program during the three months ended March 31, 2020.

Preferred Units

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended March 31, 2020, the Partnership issued 84,139 Series B Preferred Units under our Series B ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively.

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended March 31, 2020, the Partnership issued 23,287 Series A Preferred Units under the 2019 Series A ATM Program, generating proceeds of approximately $0.6 million before issuance costs.

On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series A ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series A Preferred Units were issued under the 2020 Series A ATM Program during the three months ended March 31, 2020.

On February 28, 2020, the Partnership replaced the Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series B ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under the 2020 Series B ATM Program during the three months ended March 31, 2020.

The Common Units ATM programs, the Series A ATM programs and the Series B ATM programs described above are collectively referred to the “ATM Programs.”

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units balances and accreted up to the redemption value. No Series C Preferred Units were converted during the three months ended March 31, 2020.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common Units and IDRs
March 31, 2019 (1)	April 19, 2019	May 15, 2019	$0.3675	$9,312
June 30, 2019 (1)	July 19, 2019	August 14, 2019	0.3675	9,312
September 30, 2019 (1)	October 25, 2019	November 14, 2019	0.3675	9,317
December 31, 2019 (1)	January 24, 2020	February 14, 2020	0.3675	9,360
March 31, 2020	April 21, 2020	May 15, 2020	0.2000	5,096
Series A Preferred Units
March 31, 2019	March 21, 2019	April 15, 2019	$0.5000	$797
June 30, 2019	June 20, 2019	July 15, 2019	0.5000	828
September 30, 2019	September 20, 2019	October 15, 2019	0.5000	837
December 31, 2019	December 20, 2019	January 15, 2020	0.5000	861
March 31, 2020	March 20, 2020	April 15, 2020	0.5000	873
Series B Preferred Units
March 31, 2019	April 19, 2019	May 15, 2019	$0.4938	$1,216
June 30, 2019	July 19, 2019	August 15, 2019	0.4938	1,257
September 30, 2019	October 22, 2019	November 15, 2019	0.4938	1,257
December 31, 2019	January 23, 2020	February 18, 2020	0.4938	1,298
March 31, 2020	April 20, 2020	May 15, 2020	0.4938	1,298
Series C Preferred Units
March 31, 2019	April 19, 2019	May 15, 2019	$0.4614	$923
June 30, 2019	July 19, 2019	August 15, 2019	0.4510	902
September 30, 2019	October 22, 2019	November 15, 2019	0.4375	870
December 31, 2019	January 23, 2020	February 18, 2020	0.4375	870
March 31, 2020	April 20, 2020	May 15, 2020	0.4375	867

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the respective quarterly distribution.

11. Net Income (Loss) Per Limited Partner Unit

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

Net income (loss) per unit applicable to limited partners is computed by dividing limited partners’ interest in net income (loss), after deducting any Preferred Unit distributions and General Partner incentive distributions, by the weighted-average number of outstanding common units. Diluted net income (loss) per unit includes the effects of potentially dilutive units on our common units.

The calculation of the undistributed net loss attributable to common unitholders for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to limited partners	$(1,380)	$7,202
Less:
Distributions declared on Preferred Units	(3,060)	(2,894)
General partner's incentive distribution rights (1)	—	(197)
Accretion of Series C preferred units	(97)	(356)
Net income (loss) attributable to common unitholders	(4,537)	3,755
Distributions declared on common units	(5,096)	(9,312)
Undistributed net income (loss)	$(9,633)	$(5,557)

(1)

There were no incentive distributions and incentive allocations for the three months ended March 31, 2020. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the three months ended March 31, 2019 quarterly distribution. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income (loss) per common unit for the three months ended March 31, 2020 and 2019 is as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2020	2019
	Common Units	Common Units
Distributions declared	$5,096	$9,312
Undistributed net loss	(9,633)	(5,557)
Net income (loss) attributable to common units - basic	$(4,537)	$3,755
Net income (loss) attributable to common units - diluted	$(4,537)	$3,755
Weighted-average units outstanding:
Basic	25,461	25,338
Diluted	25,461	25,338
Net income (loss) per common unit:
Basic	$(0.18)	$0.15
Diluted (1)	$(0.18)	$0.15

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended March 31, 2020 and 2019 and, as a result, have been excluded in the determination of diluted net income (loss) per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	March 31, 2020		December 31, 2019
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$8,417	$8,710	$8,822	$8,859
Revolving credit facility	177,625	177,625	232,907	232,907
Secured Notes, net	279,652	276,604	217,098	221,577

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

As of March 31, 2020 and December 31, 2019, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	March 31, 2020	December 31, 2019
Derivative Liabilities (1)	$10,223	$3,149

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

13. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three months ended March 31, 2020 and 2019, Landmark reimbursed us $1.0 million and $0.9 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. During the three months ended March 31, 2020 and 2019, $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three months ended March 31, 2020 and 2019, we incurred $25,000, respectively, of license fees related to the AIF patent license agreement.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2016 and 2017 secured notes, 0.5% of operating revenue for the 4.38% senior secured notes and 2% of gross revenue for the 2019 secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred less than $0.1 million and $0.1 million of Secured Tenant Site Assets’ management fees during the three months ended March 31, 2020 and 2019, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three months ended March 31, 2020 and 2019, the unconsolidated JV incurred $0.1 million, respectively, of management fees.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of March 31, 2020 and 2019, no such fees have been incurred.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. There were no incentive distributions and incentive allocations for the three months ended March 31, 2020. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the three months ended March 31, 2019 quarterly distribution totaling $0.2 million, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the three months ended March 31, 2020 and 2019, no amounts were paid under the incentive distribution rights.

Due from Affiliates

At March 31, 2020 and December 31, 2019, the General Partner and its affiliates owed $1.6 million and $1.1 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

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

The statements of operations for the reportable segments are as follows:

For the three months ended March 31, 2020 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,882	$5,876	$1,920	$—	$15,678
Expenses
Property operating	242	433	56	—	731
General and administrative	—	—	—	1,612	1,612
Acquisition-related	—	—	—	315	315
Depreciation and amortization	2,498	1,274	120	—	3,892
Impairments	—	82	—	—	82
Total expenses	2,740	1,789	176	1,927	6,632
Total other income and expenses	155	47	18	(10,698)	(10,478)
Income (loss) before income tax benefit	5,297	4,134	1,762	(12,625)	(1,432)
Income tax benefit	—	—	—	(60)	(60)
Net income (loss)	$5,297	$4,134	$1,762	$(12,565)	$(1,372)

For the three months ended March 31, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power
	Communication	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$7,236	$5,081	$2,076	$—	$14,393
Expenses
Property operating	51	260	354	—	665
General and administrative	—	—	—	1,478	1,478
Acquisition-related	—	—	—	127	127
Depreciation and amortization	2,361	987	169	—	3,517
Impairments	—	204	—	—	204
Total expenses	2,412	1,451	523	1,605	5,991
Total other income and expenses	5,820	61	203	(7,154)	(1,070)
Income (loss) before income tax expense	10,644	3,691	1,756	(8,759)	7,332
Income tax expense	—	—	—	122	122
Net income (loss)	$10,644	$3,691	$1,756	$(8,881)	$7,210

The Partnership’s total assets by segment were (in thousands):

	March 31, 2020	December 31, 2019
Segments
Wireless communication	$435,042	$452,127
Outdoor advertising	293,983	284,203
Renewable power generation	99,789	99,856
Corporate assets	25,340	19,419
Total assets	$854,154	$855,605

The following table represents the Partnership’s rental revenues by geographic location (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$13,516	$12,902
Europe	1,859	1,178
Australia	284	299
Canada	19	14
Total rental revenue	$15,678	$14,393

The following table represents the Partnership’s total assets by geographic location (in thousands):

	March 31, 2020	December 31, 2019
United States	$724,311	$726,343
Europe	117,060	114,448
Australia	12,172	13,926
Canada	611	888
Total assets	$854,154	$855,605

15. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s consolidated financial position.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. On April 1, 2020, T-Mobile and Sprint completed their merger. Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The impact of any future consolidation in the wireless communication industry and the termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

As of March 31, 2020, the Partnership had approximately $64.6 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

16. Tenant Concentration

For the three months ended March 31, 2020 and 2019, the Partnership had the following tenant revenue concentrations:

	Three Months Ended March 31,
Tenant	2020	2019
Clear Channel	13.5%	13.7%
T-Mobile	7.8%	8.5%
Sprint	5.5%	6.0%

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

17. Supplemental Cash Flow Information

Noncash investing and financing activities for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital contribution to fund general and administrative expense reimbursement	$1,101	$994
Distributions payable to preferred unitholders	1,819	1,685
Accretion of Series C preferred units	97	356
Purchase price for development activities included in accounts payable and accrued liabilities	500	—
Initial recognition of lease liabilities related to right of use assets	—	7,589
Declared distributions receivable from the unconsolidated joint venture	(675)	(1,482)
Adoption of ASU 2016-13	(76)	—
Deemed contribution by the General Partner	—	197
Deemed distribution by the General Partner	—	(197)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$4,412	$3,049
Capitalized interest	657	308
Income taxes paid	312	126

18. Subsequent Events

On April 21, 2020, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended March 31, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of May 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “our partnership,” “we,” “our,” or “us,” or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Partnership and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Partnership and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2019 could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

•	changes in the price and availability of real property interests;
•	changes in prevailing economic conditions;
•	unanticipated cancellations of tenant leases;
•	a decrease in our tenants’ demand for real property interest due to, among other things, technological advances or industry consolidation;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change, unanticipated ground, grade or water conditions, and other environmental hazards;
•	inability to acquire or maintain necessary permits;
•	changes in laws and regulations (or the interpretation thereof), including zoning regulations;
•	difficulty collecting receivables and the potential for tenant bankruptcy;
•	additional expenses associated with being a publicly traded partnership;
•	our ability to borrow funds and access capital markets, and the effects of the fluctuating interest rate on our existing and future borrowings;

•	restrictions in our revolving credit facility on our ability to issue additional debt or equity or pay distributions;
•	mergers or consolidations among wireless carriers;
•	performance of our joint ventures;
•	fluctuations in foreign currency exchange rates;
•

epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and

•	other events outside of our control.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview

We are a growth‑oriented partnership formed by our Sponsor to acquire, develop, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. We generate revenue and cash flow from existing tenant leases of our real property interests and infrastructure assets to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers.

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and in all of the jurisdictions in which we operate, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting the global economy. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. The current economic conditions, including the “stay-at-home” orders and similar mandates, have had and will likely continue to have a negative effect on the outdoor advertising industry. The Partnership has received and is currently reviewing a myriad of short-term rent relief requests from tenants within the outdoor advertising industry, most often in the form of rent deferral requests or amending to percentage rent. Not all tenant requests will ultimately result in modification agreements, nor is the Partnership forgoing its contractual rights under its lease agreements. The three months ended March 31, 2020 results may not be indicative of future results. During the three months ended March 31, 2020, the Partnership generated $5.9 million in rental revenue from outdoor advertising tenants, $0.4 million of which was generated from percentage rent provisions.

The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. On April 21, 2020, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended March 31, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of May 1, 2020. This distribution amount, which is a reduction from the $0.3675 per unit in the previous quarter, represents on an annualized basis $17.0 million of additional cash available to strengthen our balance sheet and enhance our long term financial flexibility. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

How We Generate Rental Revenue

We primarily generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers and renewable power producers. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, 83% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the three months ended March 31, 2020, T-Mobile and Sprint represented approximately 7.8% and 5.5% of rental revenue, respectively.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of March 31, 2020, we had a 95% occupancy rate with 1,952 of our 2,058 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

COVID-19

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and development generally and those risks listed in Part II. Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the recent outbreak of COVID-19, the Partnership’s tenants and their operations may be impacted, including their ability to pay rent. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the three months ended March 31, 2020 and for the year ended December 31, 2019, the Partnership acquired one and 146 tenant sites from third parties for a total consideration of $0.1 million and $52.0 million, respectively. During the three months ended March 31, 2020, the Partnership deployed thirty-two DART kiosks and placed in service other assets for a total of $7.3 million. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Partnership completed the digital conversion of nine outdoor advertising sites in the U.K. for a total of $1.0 million in each period. The impact of COVID-19 has delayed and is expected to continue to delay the development projects until at least the shelter in place ordinances are lifted. See Note 3, Acquisitions and Developments to the Consolidated Financial Statements for additional information.

Sales

The Partnership’s sales of real property interests impacts the period to period comparability of our results of operations. During the three months ended March 31, 2020, there were no sales of the Partnership’s real property interests. During the three months ended March 31, 2019, the Partnership completed the sale of its real property interest held for sale as of December 31, 2018 and recognized a gain on sale of real property interest of $5.9 million.

Secured Notes

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement (“MNPPA”) pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement (the “2019 Secured Notes”). The 2019 Secured Notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million. In connection with the issuance of the senior secured notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

Derivative Financial Instruments

Historically, we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives, except for foreign currency changes on interest rate swaps denominated in a foreign currency. On November 15, 2018, a Partnership entered into an interest rate swap agreement with a notional amount in GBP. Foreign currency changes on mark-to-market adjustments on our interest rate swap agreement denominated in a foreign currency are reflected in the income statement as foreign currency transaction loss (gain).

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

Factors That May Influence Future Results of Operations

COVID-19

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and development generally and those risks listed in Part II. Item 1A. “Risk Factors,” of this Quarterly Report on Form 10-Q, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the recent outbreak of COVID-19, the Partnership’s tenants and their operations may be impacted, including their ability to pay rent. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Acquisitions and Developments

We intend to pursue acquisitions of real property interests from third parties, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we may pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we will target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. We expect the vast majority of our acquisitions will include leases with our Tier 1 tenants or tenants whose sub‑tenants are Tier 1 companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our initial portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our initial portfolio of real property interests into other fragmented infrastructure asset classes and expect to continue to pursue acquisitions internationally. The impact of COVID-19 may restrict access to construction materials and delay development projects.

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

During the three months ended March 31, 2020 the Partnership deployed thirty-two DART kiosks and placed in service other assets for a total of $7.3 million. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Partnership completed the digital conversion of nine outdoor advertising sites in the U.K. for a total of $1.0 million in each period. The impact of COVID-19 has delayed and is expected to continue to delay the development projects until at least the shelter in place ordinances are lifted. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. For the three months ended March 31, 2020, T-Mobile and Sprint represented approximately 7.8% and 5.5% of rental revenue, respectively.

Secured Notes

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement (“MNPPA”) pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement (the “2019 Secured Notes”). The 2019 Secured Notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million. In connection with the issuance of the senior secured notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

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

The U.K.’s Exit from the E.U.

In June 2016, the U.K. held a referendum in which voters approved Brexit. On January 29, 2020, the U.K. Parliament approved a withdrawal agreement submitted on January 22, 2020, and the U.K. officially withdrew from the E.U. on January 31, 2020. There is a transition period through December 2020, with an option to extend an additional one to two years, to allow for businesses and individuals to adjust to its changes, during which all E.U. regulations will continue to apply to the U.K. The nature of the economic relationship between the E.U. and U.K. remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. It is unknown at this time what effects the ratification of the withdrawal agreement and the U.K./E.U. relationship will have on our future operations. We will continue to monitor the economic and political developments related to Brexit and the potential impact on our businesses in the U.K. and the rest of Europe, including, in particular, acquisition, development and leasing activity in the U.K., as well as any associated currency volatility impact on our results of operations. As of March 31, 2020, approximately 11.9% of the Partnership’s total rental revenue and 13.7% of total assets related to the U.K.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2020.

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

Results of Operations

Our results of operations for all periods presented were affected by asset sales in 2019, and acquisitions made during the year ended December 31, 2019. As of March 31, 2020 and 2019, we had 2,058 and 2,023 available tenant sites with 1,952 and 1,933 leased tenant sites, respectively.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Revenue
Rental revenue	$15,678	$14,393	$1,285
Expenses
Property operating	731	665	66
General and administrative	1,612	1,478	134
Acquisition-related	315	127	188
Depreciation and amortization	3,892	3,517	375
Impairments	82	204	(122)
Total expenses	6,632	5,991	641
Other income and expenses
Interest and other income	232	394	(162)
Interest expense	(4,701)	(4,488)	(213)
Loss on early extinguishment of debt	(2,231)	—	(2,231)
Unrealized loss on derivatives	(7,291)	(2,762)	(4,529)
Equity income (loss) from unconsolidated joint venture	150	(55)	205
Gain on sale of real property interests	—	5,862	(5,862)
Foreign currency transaction gain (loss)	3,363	(21)	3,384
Total other income and expenses	(10,478)	(1,070)	(9,408)
Income (loss) before income tax expense (benefit)	(1,432)	7,332	(8,764)
Income tax expense (benefit)	(60)	122	(182)
Net income (loss)	$(1,372)	$7,210	$(8,582)

Rental Revenue

Rental revenue increased $1.3 million primarily due to $1.3 million increase during the three months ended March 31, 2020 attributable to the full year of rental revenue in 2020 for tenant sites acquired during 2019. Revenue for the three months ended March 31, 2020 includes approximately $0.3 million of rental revenue as a result of rent escalators, offset by  $0.3 million less of rental revenue related to assets sold in 2019. Revenue generated from our wireless communication, outdoor advertising, and renewable power generation segments was $7.9 million, $5.9 million, and $1.9 million, or 51%, 37%, and 12% of total rental revenue, respectively, during the three months ended March 31, 2020, compared to $7.2 million, $5.1 million, and $2.1 million, or 51%, 35%, and 14% of total rental revenue, respectively, during the three months ended March 31, 2019. The occupancy rates in our wireless communication, outdoor advertising, and renewable power generation segments were 93%, 97%, and 100%, respectively, at March 31, 2020 compared to 94%, 98%, and 100%, respectively, at March 31, 2019. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising and renewable power generation segments were $1,999, $2,322, and $9,147, respectively, during the three months ended March 31, 2020 compared to $1,950, $2,255, and $8,997, respectively, during the three months ended March 31, 2019. The Partnership’s rental revenue for three months ended March 31, 2020 was not significantly impacted by COVID-19, however due the economic uncertainty caused by the outbreak of COVID-19, the Partnership’s outdoor advertising tenants and their operations may be impacted, including their ability to pay rent in future periods resulting in a possible reduction in rental income.

Property Operating

Property operating expenses increased $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure and rent expense on assets subject to a ground lease payment. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses increased $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended March 31, 2020 and 2019, Landmark reimbursed us $1.0 million and $0.9 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the three months ended March 31, 2020 and 2019, $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of having a greater number of average tenant sites as of March 31, 2020 compared to March 31, 2019.

Impairments

Impairments decreased $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to two lease terminations in our outdoor advertising segment for $0.1 million during the three months ended March 31, 2020, compared to two lease terminations in our outdoor advertising segment for $0.2 million three months ended March 31, 2019.

Interest and Other Income

Interest and other income decreased $0.2 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as a result of the sale of investments in receivables of $8.3 million in 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $0.2 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a greater average debt balance of approximately $459.6 million for the three months ended March 31, 2020 compared to an average debt balance of approximately $391.2 million during the three months ended March 31, 2019.

Loss on Early Extinguishment of Debt

In connection with the issuance of the 2019 Secured Notes, the Partnership repaid in full the 2016 Secured Notes by $108 million. The unamortized balance of the deferred loan costs totaling $1.2 million and a $1.0 million make-whole payment were recorded as a loss on extinguishment of debt during the three months ended March 31, 2020.

Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized loss recorded for the three months ended March 31, 2020 and 2019 reflect the change in fair value of these contracts during those periods.

Equity Income (Loss) from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.2 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an equity loss from unconsolidated joint venture of $0.1 million during the three months ended March 31, 2019. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the three months ended March 31, 2019, the Partnership recognized a gain on sale of real property interests of $5.9 million related to the sale of an asset held for sale as of December 31, 2018. There were no sales during the three months ended March 31, 2020.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain increased $3.4 million during the three months ended March 31, 2020 as a result of changes in exchange rates affecting £40.5 million of outstanding borrowings denominated in GBP and a foreign currency interest rate swap agreement denominated in GBP. We expect additional fluctuations of foreign currency transactions in future periods as a result of borrowings denominated in foreign currencies under our revolving credit facility. The borrowings are a partial hedge against changes in the value of our U.K. based investments with any foreign currency translation gains and losses on our U.K. based investments included in comprehensive income (loss).

Income Tax Expense (Benefit)

During the three months ended March 31, 2020, the Partnership recorded a net tax benefit of $0.1 million as a result of an increase to deferred tax assets related to a higher US state effective tax rate. During the three months ended March 31, 2019, the Partnership recorded an income tax expense of $0.1 million as a result of certain foreign subsidiaries of the Partnership that are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (loss) (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$9,463	$8,167
Unit-based compensation	(120)	(130)
Unrealized loss on derivatives	(7,291)	(2,762)
Loss on early extinguishment of debt	(2,231)	—
Depreciation and amortization expense	(3,892)	(3,517)
Amortization of above- and below-market rents, net	236	224
Amortization of deferred loan costs	(497)	(665)
Amortization of discount on secured notes	(92)	(93)
Receivables interest accretion	—	3
Impairments	(82)	(204)
Gain on sale of real property interests	—	5,862
Adjustment for uncollectible accounts	(82)	(5)
Equity income (loss) from unconsolidated joint venture	150	(55)
Distributions of earnings from unconsolidated joint venture	(675)	(1,482)
Foreign currency transaction gain (loss)	3,363	(21)
Working capital changes	378	1,888
Net income (loss)	$(1,372)	$7,210
Interest expense	4,701	4,488
Depreciation and amortization expense	3,892	3,517
Income tax expense (benefit)	(60)	122
EBITDA	$7,161	$15,337
Impairments	82	204
Acquisition-related	315	127
Unrealized loss on derivatives	7,291	2,762
Loss on early extinguishment of debt	2,231	—
Gain on sale of real property interests	—	(5,862)
Unit-based compensation	120	130
Straight line rent adjustments	169	110
Amortization of above- and below-market rents, net	(236)	(224)
Repayments of investments in receivables	142	150
Adjustments for investment in unconsolidated joint venture	1,494	1,683
Foreign currency transaction (gain) loss	(3,363)	21
Deemed capital contribution due to cap on general and administrative expense reimbursement	1,101	994
Adjusted EBITDA	$16,507	$15,432

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,372)	$7,210
Adjustments:
Depreciation and amortization expense	3,892	3,517
Impairments	82	204
Gain on sale of real property interests, net of income taxes	—	(5,862)
Adjustments for investment in unconsolidated joint venture	791	979
Distributions to preferred unitholders	(3,060)	(2,894)
Distributions to noncontrolling interests	(8)	(8)
FFO attributable to common unitholders	$325	$3,146
Adjustments:
General and administrative expense reimbursement	1,101	994
Acquisition-related expenses	315	127
Unrealized loss on derivatives	7,291	2,762
Straight line rent adjustments	169	110
Unit-based compensation	120	130
Amortization of deferred loan costs and discount on secured notes	589	758
Amortization of above- and below-market rents, net	(236)	(224)
Deferred income tax benefit	(299)	—
Loss on early extinguishment of debt	2,231	—
Repayments of receivables	142	150
Adjustments for investment in unconsolidated joint venture	38	37
Foreign currency transaction (gain) loss	(3,363)	21
AFFO attributable to common unitholders	$8,423	$8,011

FFO per common unit - diluted	$0.01	$0.12
AFFO per common unit - diluted	$0.33	$0.32
Weighted average common units outstanding - diluted	25,461	25,338

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

We intend to satisfy our short‑term liquidity requirements primarily through cash flow from operating activities and through borrowings available under our revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, asset dispositions, formation of joint ventures, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long-term debt arrangements. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. Access to capital markets impacts our cost of capital and ability to refinance indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well.

The Partnership has a universal shelf registration statement on file with the SEC, effective January 30, 2020, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

On April 21, 2020, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended March 31, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of May 1, 2020. This distribution amount, which is a reduction from the $0.3675 per unit in the previous quarter, represents on an annualized basis $17.0 million of additional cash available to strengthen our balance sheet and enhance our long term financial flexibility. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement.

We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.2 million per quarter, or approximately $8.7 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of April 1, 2020 and May 1, 2020, respectively. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of March 31, 2020, there were 1,988,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common Units and IDRs
March 31, 2019 (1)	$0.3675	$9,312	May 15, 2019
June 30, 2019 (1)	0.3675	9,312	August 14, 2019
September 30, 2019 (1)	0.3675	9,317	November 14, 2019
December 31, 2019 (1)	0.3675	9,360	February 14, 2020
March 31, 2020	0.2000	5,096	May 15, 2020
Series A Preferred Units
March 31, 2019	$0.5000	$797	April 15, 2019
June 30, 2019	0.5000	828	July 15, 2019
September 30, 2019	0.5000	837	October 15, 2019
December 31, 2019	0.5000	861	January 15, 2020
March 31, 2020	0.5000	873	April 15, 2020
Series B Preferred Units
March 31, 2019	$0.4938	$1,216	May 15, 2019
June 30, 2019	0.4938	1,257	August 15, 2019
September 30, 2019	0.4938	1,257	November 15, 2019
December 31, 2019	0.4938	1,298	February 18, 2020
March 31, 2020	0.4938	1,298	May 15, 2020
Series C Preferred Units
March 31, 2019	$0.4614	$923	May 15, 2019
June 30, 2019	0.4510	902	August 15, 2019
September 30, 2019	0.4375	870	November 15, 2019
December 31, 2019	0.4375	870	February 18, 2020
March 31, 2020	0.4375	867	May 15, 2020

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the respective quarterly distribution.

As of March 31, 2020, we had $457.3 million of total outstanding indebtedness. As of May 4, 2020, the Partnership had $177.6 million of outstanding borrowings on our revolving credit facility, and we had $272.4 million of undrawn borrowing capacity (including standby letter of credit arrangement of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$9,463	$8,167
Net cash used in investing activities	(3,847)	(1,970)
Net cash provided by (used in) financing activities	613	(2,964)

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

Net cash provided by operating activities.  Net cash provided by operating activities increased $1.3 million to $9.5 million for the three months ended March 31, 2020 compared to $8.2 million for the three months ended March 31, 2019. The increase is primarily attributable to asset acquisitions offset by sale of real property interests in 2019 and the timing of prepaid expenses, other assets and payments of accounts payable and accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $3.8 million for the three months ended March 31, 2020 compared to net cash used in investing activities of $2.0 million for the three months ended March 31, 2019. The change in net cash used in investing activities was primarily due to the cash used for development activities during the three months ended March 31, 2020 compared to the proceeds received from the sale of real property interests for $13.5 million offset by cash used for asset acquisitions during the three months ended March 31, 2019.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2020 compared to net cash used in financing activities of $3.0 million for the three months ended March 31, 2019. The change in net cash provided by (used in) financing activities was primarily attributable to the net increase of $4.2 million in proceeds from equity offerings and $0.9 million in proceeds from the net borrowings from the revolving credit facility and secured notes, offset by the net increase of $1.4 million of cash used in deferred loan costs.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of March 31, 2020, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of March 31, 2020, the applicable annual commitment rate used was 0.125%.

As of March 31, 2020, we had $177.6 million of total outstanding indebtedness under our revolving credit facility with $272.4 million available under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants. As of March 31, 2020, the Partnership was in compliance with all other financial covenants required under the revolving credit facility. As of May 4, 2020, the Partnership had $177.6 million of outstanding borrowings on our revolving credit facility, and we had $272.4 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Secured Notes

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement (“MNPPA”) pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement (the “2019 Secured Notes”). The 2019 Secured Notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million. In connection with the issuance of the senior secured notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

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

On November 30, 2017, the Partnership completed the 2017 Securitization involving certain outdoor advertising sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2017 Secured Notes, in an aggregate principal amount of $80.0 million. The 2017 Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 2017 Secured Notes, LMRK Issuer Co. 2 LLC (the “2017 Securitization Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 2016 and 2019 Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 2017 Secured Notes).

The secured notes described above were issued in separate classes as indicated in the table below. The Class B notes of the Series 2017-1 are subordinated in right of payment to the Class A notes of such series.

Class	Initial Principal Balance (in thousands)	Note Rate	Anticipated Repayment Date
4.38% senior secured notes	$43,702	4.38%	June 30, 2036
Series 2019-1 Class A	$170,000	3.90%	January 14, 2027
Series 2017-1 Class A	$62,000	4.10%	November 15, 2022
Series 2017-1 Class B	$18,000	3.81%	November 15, 2022

The Secured Notes are each secured by (1) mortgages and deeds of trust on substantially all of the tenant sites and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 1.5 to 1.0 for the 2019 Secured Notes, 2.0 to 1.0 for the 2017 Secured Notes and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes.

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 8, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of March 31, 2020, $4.7 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

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

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of March 31, 2020, the applicable obligors were in compliance with all other financial covenants under the Secured Notes.

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

ATM Programs

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

During the three months ended March 31, 2020, the Partnership issued a total of 109,724 Common Units, 23,287 Series A Preferred Units and 84,139 Series B Preferred Units under the existing ATM Programs generating total proceeds of approximately $4.5 million before issuance costs. There were no Common Units or Preferred Units issued under the 2020 ATM programs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. In connection with the issuance of the 2019 Secured Notes, the Partnership has a standby letter of credit arrangement totaling $3.4 million. As of March 31, 2020, there were no amounts drawn on the standby letters of credit.

As of March 31, 2020, the Partnership does not have any other off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flow and fair values relevant to financial instruments are impacted by prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may continue to use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. Our primary market risk exposure will be interest rate risk with respect to our expected indebtedness. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets and added market risk. The impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of March 31, 2020, our revolving credit facility had an outstanding balance of $177.6 million. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. As of March 31, 2020, we have hedged $195 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. On November 15, 2018, the Partnership entered into an interest rate swap agreement with a notional amount of £38 million with a fixed rate at 1.49% on floating GBP LIBOR with an effective date of November 30, 2020. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. As of November 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million, that bears interest at a rate equal to GBP LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels).

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of March 31, 2020, there were 1,988,700 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets we are exposed to market risk from changes in foreign currency exchange rates. Approximately 14% and 10% of rental revenue was denominated in foreign currencies for the three months ended March 31, 2020 and 2019, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, in mid-March, Landmark shifted its corporate office functions to work remotely. Management has taken measures to ensure that the Partnership’s internal control over financial reporting are unchanged during this period.

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

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and could have a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants operate. A number of our tenants have requested rent deferral or rent abatement during this pandemic. In addition, in response to these steps, in mid-March, our Sponsor and manager shifted its corporate office functions to work remotely. The effects of the executive order, including an extended period of remote work arrangements, could strain business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair the ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•

the reduced economic activity severely impacts our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•

failure to pay real property taxes by the property owner or tenant could result in our real property interest being impaired or extinguished, or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets;

•

in the absence of a non-disturbance agreement, if the underlying property owner fails to comply with or make payments under debt arrangements senior to us, an event of default or foreclosure may result, which could have a material adverse effect on our results of operations and distributable cash flow;

•	the reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending;
•

difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ ability to fund their business operations and meet their obligations to us;

•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility and pay distributions;

•

the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures of our tenants’ businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying distributions to our unitholders at expected levels or at all.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our 2019 Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 6. Exhibits

Exhibit number	Description

1.1

At-the-Market Issuance Sales Agreement, dated as of February  28, 2020, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (Common Units) (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 28, 2020).

1.2

At-the-Market Issuance Sales Agreement, dated as of February  28, 2020, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (Series A Preferred) (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 28, 2020).

1.3

At-the-Market Issuance Sales Agreement, dated as of February  28, 2020, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (Series B Preferred) (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 28, 2020).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 7 , 2020.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer