Form 10-Q
period 2020-06-30
Landmark Infrastructure Partners LP
filed 2020-08-06
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had 25,478,042 common units outstanding at August 3, 2020.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	June 30, 2020	December 31, 2019(1)
Assets
Land	$107,455	$107,558
Real property interests	520,029	509,181
Construction in progress	41,655	49,116
Total land and real property interests	669,139	665,855
Accumulated depreciation and amortization of real property interests	(55,860)	(48,995)
Land and net real property interests	613,279	616,860
Investments in receivables, net	5,380	5,653
Investment in unconsolidated joint venture	62,062	62,059
Cash and cash equivalents	6,409	5,885
Restricted cash	3,103	5,619
Rent receivables	2,948	3,673
Due from Landmark and affiliates	2,058	1,132
Deferred loan costs, net	4,051	4,557
Deferred rent receivable	1,492	1,548
Other intangible assets, net	20,661	21,936
Assets held for sale (AHFS)	—	114,400
Right-of-use asset, net	6,500	6,615
Other assets	7,451	5,668
Total assets	$735,394	$855,605
Liabilities and equity
Revolving credit facility	$58,000	$179,500
Secured notes, net	278,377	217,098
Accounts payable and accrued liabilities	4,837	3,842
Other intangible liabilities, net	6,826	7,583
Liabilities associated with AHFS	—	64,627
Operating lease liability	6,723	6,766
Prepaid rent	5,758	5,391
Derivative liabilities	3,908	1,474
Total liabilities	364,429	486,281
Commitments and contingencies (Note 16)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,982,700 and 1,988,700 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively	47,709	47,666
Equity
Series A cumulative redeemable preferred units, 1,745,328 and 1,722,041 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively	40,785	40,210
Series B cumulative redeemable preferred units, 2,628,932 and 2,544,793 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively	63,014	60,926
Common units, 25,478,042 and 25,353,140 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively	380,860	382,581
General Partner	(160,323)	(162,277)
Accumulated other comprehensive income (loss)	(1,281)	17
Total partners' equity	323,055	321,457
Noncontrolling interests	201	201
Total equity	323,256	321,658
Total liabilities, mezzanine equity and equity	$735,394	$855,605

(1)

Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as discontinued operations. As a result, assets and liabilities of the European outdoor advertising portfolio were reclassified to assets and liabilities held for sale on the consolidated balance sheet (Note 4).

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)	2019(1)	2020(1)	2019(1)
Revenue
Rental revenue	$13,844	$13,687	$27,665	$26,902
Expenses
Property operating	354	270	863	856
General and administrative	1,223	1,455	2,711	2,924
Acquisition-related	86	162	91	204
Depreciation and amortization	4,301	3,259	7,903	6,615
Impairments	102	—	184	204
Total expenses	6,066	5,146	11,752	10,803
Other income and expenses
Interest and other income	96	112	271	446
Interest expense	(4,393)	(4,655)	(8,691)	(9,142)
Loss on early extinguishment of debt	—	—	(2,231)	—
Unrealized loss on derivatives	(481)	(3,570)	(6,684)	(5,728)
Equity income from unconsolidated joint venture	687	164	837	109
Gain on sale of real property interests	—	11,673	—	17,535
Total other income and expenses	(4,091)	3,724	(16,498)	3,220
Income from continuing operations before income tax expense (benefit)	3,687	12,265	(585)	19,319
Income tax expense (benefit)	(90)	3,112	(335)	3,122
Income from continuing operations	3,777	9,153	(250)	16,197
Income from discontinued operations, net of tax	14,856	112	17,511	278
Net income	18,633	9,265	17,261	16,475
Less: Net income attributable to noncontrolling interest	8	8	16	16
Net income attributable to limited partners	18,625	9,257	17,245	16,459
Less: Distributions declared to preferred unitholders	(3,037)	(3,021)	(6,097)	(5,915)
Less: General partner's incentive distribution rights	—	(197)	—	(394)
Less: Accretion of Series C preferred units	(96)	(94)	(193)	(450)
Net income attributable to common unitholders	$15,492	$5,945	$10,955	$9,700
Income (loss) from continuing operations per common unit
Common units – basic	$0.02	$0.23	$(0.26)	$0.37
Common units – diluted	$0.02	$0.23	$(0.26)	$0.37
Net income per common unit
Common units – basic	$0.61	$0.23	$0.43	$0.38
Common units – diluted	$0.61	$0.23	$0.43	$0.38
Weighted average common units outstanding
Common units – basic	25,476	25,339	25,468	25,338
Common units – diluted	25,476	25,339	25,468	25,338
Cash distributions declared per common unit	$0.2000	$0.3675	$0.4000	$0.7350

(1)

Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as discontinued operations. As a result, operating results of the European outdoor advertising portfolio are presented as income from discontinued operations on the consolidated statements of operations for all periods presented (Note 8).

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,633	$9,265	$17,261	$16,475
Other comprehensive income (loss):
Foreign currency translation adjustment	2,481	(2,415)	(5,650)	(672)
Reclassification adjustments of other comprehensive losses to gain on sale included in net income	4,352	—	4,352	—
Other comprehensive income (loss):	6,833	(2,415)	(1,298)	(672)
Comprehensive income	25,466	6,850	15,963	15,803
Less: Comprehensive income attributable to noncontrolling interest	8	8	16	16
Comprehensive income attributable to limited partners	$25,458	$6,842	$15,947	$15,787

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2018	25,328	1,593	2,463	$411,158	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,743	—	1,743	—
Distributions	—	—	—	(9,312)	(788)	(1,189)	(197)	—	(8)	(11,494)	(917)
Capital contribution from Sponsor	—	—	—	—	—	—	994	—	—	994	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Unit-based compensation	10	—	—	130	—	—	—	—	—	130	—
Net income	—	—	—	3,755	788	1,189	197	—	8	5,937	1,273
Balance as of March 31, 2019	25,338	1,593	2,463	$405,731	$37,207	$58,936	$(165,828)	$(1,063)	$201	$335,184	$47,664
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,415)	—	(2,415)	—
Issuance of Preferred Units, net	—	57	67	—	1,259	1,639	—	—	—	2,898	—
Conversion of Preferred Units, net	1	—	—	5	—	—	—	—	—	5	(5)
Distributions	—	—	—	(9,312)	(829)	(1,260)	(197)	—	(8)	(11,606)	(933)
Capital contribution from Sponsor	—	—	—	—	—	—	1,134	—	—	1,134	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Net income	—	—	—	5,945	829	1,260	197	—	8	8,239	1,026
Balance as of June 30, 2019	25,339	1,650	2,530	$402,369	$38,466	$60,575	$(164,497)	$(3,478)	$201	$333,636	$47,752

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2019	25,353	1,722	2,545	$382,581	$40,210	$60,926	$(162,277)	$17	$201	$321,658	$47,666
Adoption of ASU 2016-13	—	—	—	—	—	—	(76)	—	—	(76)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,131)	—	(8,131)	—
Issuance of Common Units, net	110	—	—	1,510	—	—	—	—	—	1,510	—
Issuance of Preferred Units, net	—	23	84	—	575	2,088	—	—	—	2,663	—
Distributions	—	—	—	(9,360)	(871)	(1,319)	—	—	(8)	(11,558)	(870)
Capital contribution from Sponsor	—	—	—	—	—	—	1,101	—	—	1,101	—
Unit-based compensation	7	—	—	120	—	—	—	—	—	120	—
Net income (loss)	—	—	—	(4,537)	871	1,319	—	—	8	(2,339)	967
Balance as of March 31, 2020	25,470	1,745	2,629	$370,314	$40,785	$63,014	$(161,252)	$(8,114)	$201	$304,948	$47,763
Foreign currency translation adjustment	—	—	—	—	—	—	—	6,833	—	6,833	—
Conversion of Preferred Units	8	—	—	150	—	—	—	—	—	150	(150)
Distributions	—	—	—	(5,096)	(873)	(1,298)	—	—	(8)	(7,275)	(866)
Capital contribution from Sponsor	—	—	—	—	—	—	929	—	—	929	—
Net income	—	—	—	15,492	873	1,298	—	—	8	17,671	962
Balance as of June 30, 2020	25,478	1,745	2,629	$380,860	$40,785	$63,014	$(160,323)	$(1,281)	$201	$323,256	$47,709

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$17,261	$16,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	120	130
Unrealized loss on derivatives	8,483	6,775
Loss on early extinguishment of debt	2,231	—
Depreciation and amortization expense	8,439	6,973
Amortization of above- and below- market lease, net	(481)	(438)
Amortization of deferred loan costs	1,020	1,342
Amortization of discount on secured notes	185	186
Receivables interest accretion	—	(6)
Impairments	184	204
Gain on sale of real property interests	(15,723)	(17,535)
Adjustment for uncollectible accounts	150	5
Equity income from unconsolidated joint venture	(837)	(109)
Return on investment in unconsolidated joint venture	925	2,583
Foreign currency transaction (gain) loss	(2,635)	68
Changes in operating assets and liabilities:
Rent receivables	1,650	211
Accounts payable and accrued liabilities	1,308	3,650
Deferred rent	377	269
Prepaid rent	11	(1,059)
Due to (from) Landmark and affiliates	(893)	99
Other assets	(1,679)	(2,940)
Net cash provided by operating activities	20,096	16,883
Investing activities
Acquisition of land	—	(8,660)
Acquisition of real property interests and development activities	(7,684)	(33,481)
Proceeds from sale of real property interests	120,405	45,109
Repayments of receivables	243	274
Net cash provided by investing activities	112,964	3,242
Financing activities
Proceeds from the issuance of Common Units, net	1,510	—
Proceeds from the issuance of Preferred Units, net	2,663	2,898
Proceeds from revolving credit facility	7,000	43,139
Proceeds from the issuance of secured notes	170,000	—
Principal payments on revolving credit facility	(179,343)	(31,500)
Principal payments on secured notes	(109,713)	(3,311)
Payments on finance leases	(26)	—
Payments on settlement of derivatives	(7,565)	—
Deferred loan costs	(1,938)	(230)
Capital contribution to fund general and administrative expense reimbursement	1,997	1,757
Distributions to preferred unitholders	(6,125)	(5,863)
Distributions to common unitholders	(14,456)	(18,624)
Distributions to non-controlling interests	(16)	(16)
Net cash used in financing activities	(136,012)	(11,750)
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(601)	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,553)	8,354
Cash, cash equivalents and restricted cash at beginning of the period	13,065	7,780
Cash, cash equivalents and restricted cash at end of the period	$9,512	$16,134

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated Financial Statements

1. Business

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising, renewable power generation and digital infrastructure industries. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of June 30, 2020, the Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and six months ended June 30, 2020 and 2019 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period presentation, primarily in the Consolidated Balance Sheet and Consolidated Statement of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the classification of the operations of the European outdoor advertising portfolio to discontinued operations. All references to tenant sites are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the public company accounting oversight board (U.S.).

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

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

Discontinued Operations

If the disposition of a component, being an operating or reportable segment, business unit, subsidiary or asset group, represents a strategic shift that has or will have a major effect on the Partnership’s operations and financial results, the operating profits or losses of the component disposed of by sale or when classified as held for sale, and the gain or loss upon disposition of the component, are presented as discontinued operations in the statements of operations.

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio for a purchase price of £95 million. As a result, the sale of the European outdoor advertising portfolio represents a strategic shift that will have a major effect on the Partnership’s operations and financial results and has met the criteria as discontinued operations in June 2020. Accordingly, for all prior periods presented, the related assets and liabilities, including borrowings under the revolving credit facility and an interest rate swap agreement denominated in British pound sterling (“GBP”), are presented as assets and liabilities held for sale on the consolidated balance sheets (Note 4) and the related operating results, including interest expense and unrealized loss on the interest rate swap agreement denominated in GBP, are presented as income from discontinued operations on the consolidated statement of operations (Note 8).

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

In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing GAAP, the Partnership would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Partnership, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Partnership has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis and not apply the lease modification accounting framework. The Lease Modification Q&A had no material impact on the Partnership’s consolidated financial statements.

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

3. Acquisitions and Developments

Third Party Acquisitions

The following table presents direct third-party acquisitions completed by the Partnership during the six months ended June 30, 2020 and for the year ended December 31, 2019.

	No. of Tenant Sites					Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Digital Infrastructure	Total	Borrowings and Available Cash	Total
First Quarter
International	—	1	—	—	1	$0.1	$0.1
Second Quarter
International	6	—	—	—	6	$1.3	$1.3
Total	6	—	—	—	6	$1.3	$1.3
2020 Total	6	1	—	—	7	$1.4	$1.4
First Quarter
International	—	104	—	—	104	$6.0	$6.0
Total	—	104	—	—	104	$6.0	$6.0
Second Quarter
International	—	7	—	—	7	$6.7	$6.7
Domestic	—	—	8	—	8	0.4	0.4
Total	—	7	8	—	15	$7.1	$7.1
Third Quarter
International	—	10	—	—	10	$3.8	$3.8
Domestic	1	—	—	—	1	0.3	0.3
Total	1	10	—	—	11	$4.1	$4.1
Fourth Quarter
International	1	13	—	—	14	$10.5	$10.5
Domestic	—	—	—	2	2	24.3	24.3
Total	1	13	—	2	16	$34.8	$34.8
2019 Total	2	134	8	2	146	$52.0	$52.0

Leases

The Partnership evaluates whether an easement meets the definition of a lease under the new lease standard (“ASC 842”). The Partnership determines if an arrangement is a lease at the date of acquisition. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. While most of our leases are classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of operating and finance leases that have recurring ground lease rental payments. The lease liability is the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We use a discount rate of approximately 4.5%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. As of June 30, 2020, the weighted-average remaining lease term of operating leases is approximately 5 years. Operating lease assets are included in Right of use, net and finance lease assets are included in real property interests in the Consolidated Balance Sheets.

The following table illustrates information about other lease related balances as of June 30, 2020 (in thousands):

Operating leases:
Right-of-use asset	$6,500
Operating lease liability	6,723

Finance leases:
Right-of-use asset (1)	$1,147

(1)	Assets held under finance leases are recorded in Real property interests and are depreciated over the lease term.

The following table represents the future minimum ground lease payments as of June 30, 2020 (in thousands):

Operating Lease
2020 (six months)	$175
2021	356
2022	365
2023	377
2024	386
Thereafter	10,832
Total future payments	12,491
Discount	(5,768)
Total lease liability	$6,723

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

As of June 30, 2020 and December 31, 2019, the Partnership’s $41.7 million and $49.1 million, respectively, of construction in progress balance primarily related to these projects. During the six months ended June 30, 2020, the Partnership deployed 59 DART kiosks and placed in service other assets for a total of $9.7 million.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	June 30, 2020	December 31, 2019
Land	$107,455	$107,558

Real property interests – perpetual	101,651	151,999
Real property interests – finite life	417,231	356,704
Real property interests – ROU asset finance lease	1,147	478
Total real property interests	520,029	509,181
Construction in progress	41,655	49,116
Total land and real property interests	669,139	665,855
Accumulated depreciation and amortization of real property interests	(55,860)	(48,995)
Land and net real property interests	$613,279	$616,860

Sales

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio for a purchase price of £95 million. We recognized a gain on sale of real property interest of $15.7 million upon completion of the sale. The sale of the European outdoor advertising portfolio has met the criteria as discontinued operations. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets, as described below, and the related operating results and gain on sale are presented as income from discontinued operations on the consolidated statement of operations for all periods presented (Note 8).

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

The following table summarizes final allocations for acquisitions made during the six months ended June 30, 2020 and the year ended December 31, 2019 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in	In-place	Above-market	Below-market
		real property	lease	lease	lease	ROU	Lease
Period	Land	interests	intangibles	intangibles	intangibles	Asset	liability	Total
2020	$—	$770	$40	$—	$—	$675	$—	$1,485
2019	$11,813	$17,154	$5,730	$86	$(113)	$21,570	$(1,640)	$54,600

Future estimated aggregate depreciation and amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of June 30, 2020, are as follows (in thousands):

2020 (six months)	$6,315
2021	12,632
2022	12,169
2023	10,776
2024	10,681
Thereafter	309,945
Total	$362,518

The weighted average remaining depreciation and amortization period for non‑perpetual real property interests is 39 years as of June 30, 2020.

Impairments

During the three and six months ended June 30, 2020, the Partnership recognized impairment charges totaling $0.1 million and $0.2 million, respectively, for one and three of the Partnership’s real property interest that were impaired and one expiring lease. There were no impairment charges recognized during the three months ended June 30, 2019. During the six months ended June 30, 2019, two of the Partnership’s real property interests were impaired and recognized impairment charges totaling $0.2 million. The carrying value of each impaired real property interest was determined to have a fair value of zero.

Assets and Liabilities Held for Sale

In December 2016, the Partnership formed a joint venture to acquire real property interests that are leased to companies in the outdoor advertising industry located in the UK and Europe. On June 17, 2020, the Partnership completed the sale of its interest in the European joint venture.

In connection with the sale of the joint venture interest in the European outdoor advertising portfolio, assets totaling $114.4 million and liabilities totaling $64.6 million as of December 31, 2019 were classified as held for sale on the consolidated balance sheets, as presented in the table below.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are as follows (in thousands):

December 31, 2019
Land	$34,714
Real property interests, net	33,127
Construction in progress	19,791
Investments in receivables, net	3,169
Cash and cash equivalents	1,561
Rent receivables	1,432
Deferred rent receivable	4,628
Other intangible assets, net	2,030
Right-of-use asset, net	4,743
Other assets	9,205
AHFS	$114,400
Revolving credit facility	$53,407
Accounts payable and accrued liabilities	4,756
Other intangible liabilities, net	23
Operating lease liability	3,502
Finance lease liability	908
Prepaid rent	356
Derivative liabilities	1,675
Liabilities associated with AHFS	$64,627

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	June 30, 2020	December 31, 2019
Acquired in-place lease
Gross amount	$26,773	$26,741
Accumulated amortization	(8,961)	(7,934)
Net amount	$17,812	$18,807
Acquired above-market leases
Gross amount	$6,547	$6,550
Accumulated amortization	(3,698)	(3,421)
Net amount	$2,849	$3,129
Total other intangible assets, net	$20,661	$21,936
Acquired below-market leases
Gross amount	$(16,777)	$(16,778)
Accumulated amortization	9,951	9,195
Total other intangible liabilities, net	$(6,826)	$(7,583)

We recorded net amortization of above‑ and below‑market lease intangibles, excluding amounts related to discontinued operations, of $0.2 million and $0.5 million as an increase to rental revenue for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million as an increase to rental revenue for the three and six months ended June 30, 2019, respectively. We recorded amortization of in‑place lease intangibles, excluding amounts related to discontinued operations, of $0.5 million and $1.0 million as amortization expense for the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.9 million as amortization expense for the three and six months ended June 30, 2019, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2020 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2020 (six months)	$1,016	$259	$(746)
2021	1,981	426	(1,375)
2022	1,901	343	(1,252)
2023	1,624	308	(809)
2024	1,511	284	(719)
Thereafter	9,779	1,229	(1,925)
Total	$17,812	$2,849	$(6,826)

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

Interest income recognized on the receivables totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2019, respectively. In connection with the sale of the European outdoor advertising portfolio on June 17, 2020, the Partnership completed the sale of an investment in receivable and recognized a gain on sale of investments in receivables in discontinued operations. Additionally, on June 27, 2019, the Partnership completed a sale of its investments in receivables held for sale as of March 31, 2019 and recognized a gain on sale of investments in receivables.

The following table reflects the activity in investments in receivables (in thousands). Prior period amounts have been revised to exclude discontinued operations (in thousands):

	June 30, 2020	December 31, 2019
Investments in receivables – beginning	$5,653	$15,236
Adoption of ASU 2016-13	(53)	—
Sales	—	(8,331)
Other	—	(742)
Repayments	(220)	(519)
Interest accretion	—	9
Investments in receivables – ending	$5,380	$5,653

Annual amounts due as of June 30, 2020, are as follows (in thousands):

2020 (six months)	$524
2021	1,043
2022	1,157
2023	1,260
2024	1,316
Thereafter	5,476
Total	$10,776
Interest	$5,396
Principal	5,380
Total	$10,776

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	June 30, 2020	December 31, 2019
Total assets	$252,310	$255,157

Total liabilities	125,760	127,611
Total equity	126,550	127,546
Total liabilities and equity	$252,310	$255,157

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenue	$3,555	$3,636	$7,130	$7,143
Net income	1,374	328	1,674	217
Partnership's share in net income	687	164	837	109
Distributions declared to the Partnership	250	1,101	925	2,583

8. Discontinued Operations

The following table presents income from discontinued operations in connection with the sale of the European outdoor advertising portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Rental revenue from discontinued operations	$1,541	$1,338	$3,401	$2,516
Expenses
Property operating	165	135	387	214
General and administrative	87	48	211	57
Acquisition-related	31	206	341	291
Depreciation and amortization	246	197	536	358
Total expenses from discontinued operations	529	586	1,475	920
Other income and expenses
Interest and other income	48	60	105	120
Interest expense	(238)	(37)	(641)	(38)
Unrealized loss on derivatives	(711)	(443)	(1,799)	(1,047)
Gain on sale of real property interests	15,723	—	15,723	—
Foreign currency transaction gain (loss)	(728)	(47)	2,635	(68)
Total other income and expenses from discontinued operations	14,094	(467)	16,023	(1,033)
Income from discontinued operations before income tax expense	15,106	285	17,949	563
Income tax expense	250	173	438	285
Income from discontinued operations	$14,856	$112	$17,511	$278

9. Debt

The following table summarizes the Partnership’s debt. Prior period amounts have been revised to exclude discontinued operations (in thousands):

		Outstanding Balance
	Maturity Date	June 30, 2020	December 31, 2019
Revolving credit facility	November 15, 2023	$58,000	$179,500

4.38% senior secured notes	June 30, 2036	$38,877	$39,945
Series 2019-1 Class A 3.90%	January 14, 2027	170,000	—
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	57,933	59,124
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	16,994	17,172
Series 2016-1 Class A 3.52%	June 1, 2021(2)	—	82,175
Series 2016-1 Class B 7.02%	June 1, 2021(2)	—	25,100
Secured Notes		283,804	223,516
Discount on Secured Notes		(893)	(1,081)
Deferred loan costs		(4,534)	(5,337)
Secured Notes, net		$278,377	$217,098

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.
(2)	Maturity date reflects anticipated repayment date; final legal maturity is July 15, 2046.

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

Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of June 30, 2020, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2020, the applicable annual commitment rate used was 0.125%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of GBP denominated borrowings. As of June 30, 2020, $58 million was outstanding and $392 million of undrawn borrowing capacity under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with various financial covenants. As of June 30, 2020, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of June 30, 2020, $3.1 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 1.5 to 1.0 for the 2019 Secured Notes, 2.0 to 1.0 for the 2017 Secured Notes and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of June 30, 2020, the Partnership was in compliance with all financial covenants under the Secured Notes.

The Secured Notes’ annual principal payment amounts due as of June 30, 2020, are as follows (in thousands):

2020 (six months)	$2,626
2021	5,987
2022 (1)	72,440
2023	6,812
2024	7,150
Thereafter (1)	188,789
Total	$283,804

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense, excluding amounts related to discontinued operations, of $4.4 million and $8.7 million for the three and six months ended June 30, 2020, respectively, and $4.7 million and $9.1 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, the Partnership had interest payable of $0.2 million and $0.5 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.6 million and $1.2 million for the three and six months ended June 30, 2020, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively.

10. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements. Prior period amounts have been revised to exclude discontinued operations (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Liability at
Entered	Value	Rate	Index	Date	Date	June 30, 2020	December 31, 2019
August 24, 2015(1)	$50,000	1.74%	1-month USD LIBOR	10/1/2015	10/1/2022	$—	$(264)
March 23, 2016(1)	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	—	(113)
March 31, 2016(1)	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	—	(4)
March 31, 2016(1)	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	—	(48)
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	(3,908)	(1,045)
						$(3,908)	$(1,474)

(1)	In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps.

During the three and six months ended June 30, 2020, the Partnership recorded a loss of $0.5 million and $6.7 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized loss on derivative financial instruments on the consolidated statements of operations. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio to terminate certain interest rate swap agreements for approximately $7.6 million including approximately $3.3 million for the GBP denominated interest rate swap agreement with a notional value of £38 million. As of December 31, 2019, the GBP swap agreement had a fair value liability of $1.7 million, which was reclassified to liabilities held for sale in prior period to exclude discontinued operations (Note 4). Additionally, for all periods presented, foreign currency transaction gains and losses resulting from the changes in exchange rates affecting mark-to-market adjustments on the GBP interest rate swap agreement were reclassified to discontinued operations (Note 8).

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreement. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instrument’s change in fair value at June 30, 2020. The following table summarizes the sensitivity of the fair value of the interest rate swap as a result of the analysis performed (in thousands):

		Sensitivity of the Fair Value to Changes in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
June 12, 2017	9/2/2024	(3,021)	(5,145)	(1,995)	(6,245)

11. Equity

The table below summarizes changes in the number of units outstanding (in units):

				Mezzanine Equity -
		Series A	Series B	Series C
	Common	Preferred	Preferred	Preferred
Balance as of December 31, 2018	25,327,801	1,593,149	2,463,015	2,000,000
Conversion of Series C Preferred Units	260	—	—	(200)
Issuance under ATM Programs	—	56,651	66,734	—
Unit-based compensation	10,631	—	—	—
Balance as of June 30, 2019	25,338,692	1,649,800	2,529,749	1,999,800

Balance as of December 31, 2019	25,353,140	1,722,041	2,544,793	1,988,700
Conversion of Series C Preferred Units	7,810	—	—	(6,000)
Issuance under ATM Programs	109,724	23,287	84,139	—
Unit-based compensation	7,368	—	—	—
Balance as of June 30, 2020	25,478,042	1,745,328	2,628,932	1,982,700

On December 4, 2019, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on January 30, 2020 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million.

Common Units

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2020, 109,724 Common Units were issued under the 2019 Common Unit ATM Program generating proceeds of approximately $1.8 million before issuance costs.

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2020 Common Unit ATM Program during the six months ended June 30, 2020.

Preferred Units

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2020, the Partnership issued 84,139 Series B Preferred Units under our Series B ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively.

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2020, the Partnership issued 23,287 Series A Preferred Units under the 2019 Series A ATM Program, generating proceeds of approximately $0.6 million before issuance costs.

On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series A ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series A Preferred Units were issued under the 2020 Series A ATM Program during the six months ended June 30, 2020.

On February 28, 2020, the Partnership replaced the Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series B ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under the 2020 Series B ATM Program during the six months ended June 30, 2020.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units’ balances and accreted up to the redemption value. During the six months ended June 30, 2020, 6,000 Series C Preferred Units were converted into 7,810 Common Units based on the holder’s option.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common Units and IDRs
June 30, 2019 (1)	July 19, 2019	August 14, 2019	$0.3675	$9,312
September 30, 2019 (1)	October 25, 2019	November 14, 2019	0.3675	9,317
December 31, 2019 (1)	January 24, 2020	February 14, 2020	0.3675	9,360
March 31, 2020	April 21, 2020	May 15, 2020	0.2000	5,096
June 30, 2020	July 24, 2020	August 14, 2020	0.2000	5,096
Series A Preferred Units
June 30, 2019	June 20, 2019	July 15, 2019	$0.5000	$828
September 30, 2019	September 20, 2019	October 15, 2019	0.5000	837
December 31, 2019	December 20, 2019	January 15, 2020	0.5000	861
March 31, 2020	March 20, 2020	April 15, 2020	0.5000	873
June 30, 2020	June 19, 2020	July 15, 2020	0.5000	873
Series B Preferred Units
June 30, 2019	July 19, 2019	August 15, 2019	$0.4938	$1,257
September 30, 2019	October 22, 2019	November 15, 2019	0.4938	1,257
December 31, 2019	January 23, 2020	February 18, 2020	0.4938	1,298
March 31, 2020	April 20, 2020	May 15, 2020	0.4938	1,298
June 30, 2020	July 22, 2020	August 17, 2020	0.4938	1,298
Series C Preferred Units
June 30, 2019	July 19, 2019	August 15, 2019	$0.4510	$902
September 30, 2019	October 22, 2019	November 15, 2019	0.4375	870
December 31, 2019	January 23, 2020	February 18, 2020	0.4375	870
March 31, 2020	April 20, 2020	May 15, 2020	0.4375	867
June 30, 2020	July 22, 2020	August 17, 2020	0.4375	867

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the respective quarterly distribution.

12. Net Income (Loss) Per Limited Partner Unit

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

The calculation of the undistributed net income (loss) attributable to common unitholders for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$3,777	$9,153	$(250)	$16,197
Less: Net income attributable to noncontrolling interest	8	8	16	16
Income (loss) from continuing operations attributable to limited partners	3,769	9,145	(266)	16,181
Income from discontinued operations, net of tax	14,856	112	17,511	278
Net income attributable to limited partners	18,625	9,257	17,245	16,459
Less:
Distributions declared on Preferred Units	(3,037)	(3,021)	(6,097)	(5,915)
General partner's incentive distribution rights (1)	—	(197)	—	(394)
Accretion of Series C preferred units	(96)	(94)	(193)	(450)
Net income attributable to common unitholders	15,492	5,945	10,955	9,700
Distributions declared on common units	(5,096)	(9,312)	(10,192)	(18,624)
Undistributed net income (loss)	10,396	(3,367)	763	(8,924)
Undistributed income from discontinued operations	14,856	112	17,511	278
Undistributed loss from continuing operations	$(4,460)	$(3,479)	$(16,748)	$(9,202)

(1)

There were no incentive distributions and incentive allocations for the three and six months ended June 30, 2020. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the three and six months ended June 30, 2019 quarterly distribution. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income per common unit for the three months ended June 30, 2020 and 2019 is as follows (in thousands, except per unit data):

	Three Months Ended June 30,
	2020	2019
Distributions declared	$5,096	$9,312
Undistributed net loss from continuing operations	(4,460)	(3,479)
Income from continuing operations attributable to common units - basic	636	5,833
Income from discontinued operations attributable to common units - basic	14,856	112
Net income attributable to common units - basic	15,492	5,945
Income from continuing operations attributable to common units - diluted	636	5,833
Income from discontinued operations attributable to common units - diluted	14,856	112
Net income attributable to common units - diluted	$15,492	$5,945
Weighted-average units outstanding:
Basic	25,476	25,339
Diluted	25,476	25,339
Income from continuing operations per common unit:
Basic	$0.02	$0.23
Diluted (1)	$0.02	$0.23
Income (loss) from discontinued operations per common unit:
Basic	$0.58	$—
Diluted (1)	$0.58	$—
Net income per common unit:
Basic	$0.61	$0.23
Diluted (1)	$0.61	$0.23

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended June 30, 2020 and 2019 and, as a result, have been excluded in the determination of diluted earnings per common unit.

The calculation of net income per common unit for the six months ended June 30, 2020 and 2019 is as follows (in thousands, except per unit data):

	Six Months Ended June 30,
	2020	2019
Distributions declared	$10,192	$18,624
Undistributed net loss from continuing operations	(16,748)	(9,202)
Income (loss) from continuing operations attributable to common units - basic	(6,556)	9,422
Income from discontinued operations attributable to common units - basic	17,511	278
Net income attributable to common units - basic	10,955	9,700
Income (loss) from continuing operations attributable to common units - diluted	(6,556)	9,422
Income from discontinued operations attributable to common units - diluted	17,511	278
Net income attributable to common units - diluted	$10,955	$9,700
Weighted-average units outstanding:
Basic	25,468	25,338
Diluted	25,468	25,338
Income (loss) from continuing operations per common unit:
Basic	$(0.26)	$0.37
Diluted (1)	$(0.26)	$0.37
Income from discontinued operations per common unit:
Basic	$0.69	$0.01
Diluted (1)	$0.69	$0.01
Net income per common unit:
Basic	$0.43	$0.38
Diluted (1)	$0.43	$0.38

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the six months ended June 30, 2020 and 2019 and, as a result, have been excluded in the determination of diluted earnings per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	June 30, 2020		December 31, 2019
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$5,380	$5,396	$5,653	$5,650
Revolving credit facility	58,000	58,000	179,500	179,500
Secured Notes, net	278,377	278,929	217,098	221,577

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

As of June 30, 2020 and December 31, 2019, the Partnership measured the following assets at fair value on a recurring basis. Prior period amount has been revised to exclude discontinued operations (in thousands):

	June 30, 2020	December 31, 2019
Derivative Liabilities (1)	$3,908	$1,474

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

14. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and six months ended June 30, 2020, Landmark reimbursed us $0.9 million and $1.9 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. For the three and six months ended June 30, 2019, Landmark reimbursed us $1.0 million and $2.0 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. During the three and six months ended June 30, 2020, less than $0.1 million and $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. During the three and six months ended June 30, 2019, $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three and six months ended June 30, 2020, we incurred $25,000 and $50,000, respectively, of license fees related to the AIF patent license agreement. During the three and six months ended June 30, 2019, we incurred $25,000 and $50,000, respectively, of license fees related to the AIF patent license agreement.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2017 secured notes, 0.5% of operating revenue for the 4.38% senior secured notes and 2% of gross revenue for the 2019 secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred less than $0.1 million and $0.1 million of Secured Tenant Site Assets’ management fees during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million, respectively, of Secured Tenant Site Assets’ management fees during the three and six months ended June 30, 2019.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three and six months ended June 30, 2020, the unconsolidated JV incurred $0.1 million and $0.2 million, respectively, of management fees. For the three and six months ended June 30, 2019, the unconsolidated JV incurred $0.1 million and $0.2 million, respectively, of management fees.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. As of June 30, 2020 and 2019, no such fees have been incurred.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. There were no incentive distributions and incentive allocations for the three and six months ended June 30, 2020. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the three and six months ended June 30, 2019 quarterly distribution totaling $0.2 million and $0.4 million, respectively, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the three and six months ended June 30, 2020, no amounts were paid under the incentive distribution rights.

Due from Affiliates

At June 30, 2020 and December 31, 2019, the General Partner and its affiliates owed $2.1 million and $1.1 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

15. Segment Information

Prior to June 30, 2020, the Partnership had the following three reportable segments: (i) wireless communication, (ii) outdoor advertising, and (iii) renewable power generation. Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as a discontinued operation and presentation of the assets of the European outdoor advertising portfolio as assets held for sale. Consequently, an evaluation of segment reporting thresholds resulted in changes in our segment presentation for all prior periods presented. As of June 30, 2020, the Partnership had the following four reportable segments: (i) wireless communication, (ii) outdoor advertising, (iii) renewable power generation, and (iv) digital infrastructure for all periods presented.

The Partnership’s wireless communication segment consists of leasing infrastructure and real property interests and providing financing to companies in the wireless communication industry in the United States, Canada, and Australia. The Partnership’s outdoor advertising segment consists of leasing real property interests to companies in the outdoor advertising industry in the United States, Canada and Australia. The Partnership’s renewable power generation segment consists of leasing real property interests and providing financing to companies in the renewable power industry in the United States. The Partnership’s digital infrastructure segment consists of leasing real property interests to companies in the digital infrastructure industry in the United States. Items that are not included in any of the reportable segments are included in the corporate category.

The reportable segments are strategic business units that offer different products and services. They are commonly managed as all four businesses require similar marketing and business strategies. Because our tenant lease arrangements are mostly effectively triple net, we evaluate our segments based on revenue. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

The statements of operations for the reportable segments are as follows:

For the three months ended June 30, 2020 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$6,344	$3,790	$2,153	$1,557	$—	$13,844
Expenses
Property operating	86	159	28	81	—	354
General and administrative	—	—	—	—	1,223	1,223
Acquisition-related	—	—	—	—	86	86
Depreciation and amortization	2,342	1,278	120	561	—	4,301
Impairments	78	24	—	—	—	102
Total expenses	2,506	1,461	148	642	1,309	6,066
Total other income and expenses	762	—	20	—	(4,873)	(4,091)
Income (loss) from continuing operations before income tax benefit	4,600	2,329	2,025	915	(6,182)	3,687
Income tax benefit	—	—	—	—	(90)	(90)
Income (loss) from continuing operations	4,600	2,329	2,025	915	(6,092)	3,777
Income from discontinued operations, net of tax	—	14,856	—	—	—	14,856
Net income (loss)	$4,600	$17,185	$2,025	$915	$(6,092)	$18,633

For the three months ended June 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$6,413	$3,885	$2,401	$988	$—	$13,687
Expenses
Property operating	24	159	8	79	—	270
General and administrative	—	—	—	—	1,455	1,455
Acquisition-related	—	—	—	—	162	162
Depreciation and amortization	2,026	824	120	289	—	3,259
Impairments	—	—	—	—	—	—
Total expenses	2,050	983	128	368	1,617	5,146
Total other income and expenses	5,135	—	6,814	—	(8,225)	3,724
Income (loss) from continuing operations before income tax expense	9,498	2,902	9,087	620	(9,842)	12,265
Income tax expense	—	—	—	—	3,112	3,112
Income (loss) from continuing operations	9,498	2,902	9,087	620	(12,954)	9,153
Income from discontinued operations, net of tax	—	112	—	—	—	112
Net income (loss)	$9,498	$3,014	$9,087	$620	$(12,954)	$9,265

For the six months ended June 30, 2020 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$12,671	$7,807	$4,073	$3,114	$—	$27,665
Expenses
Property operating	210	373	64	216	—	863
General and administrative	—	—	—	—	2,711	2,711
Acquisition-related	—	—	—	—	91	91
Depreciation and amortization	4,266	2,274	240	1,123	—	7,903
Impairments	78	106	—	—	—	184
Total expenses	4,554	2,753	304	1,339	2,802	11,752
Total other income and expenses	1,068	—	40	—	(17,606)	(16,498)
Income (loss) from continuing operations before income tax benefit	9,185	5,054	3,809	1,775	(20,408)	(585)
Income tax benefit	—	—	—	—	(335)	(335)
Income (loss) from continuing operations	9,185	5,054	3,809	1,775	(20,073)	(250)
Income from discontinued operations, net of tax	—	17,511	—	—	—	17,511
Net income (loss)	$9,185	$22,565	$3,809	$1,775	$(20,073)	$17,261

For the six months ended June 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$12,789	$7,784	$4,477	$1,852	$—	$26,902
Expenses
Property operating	39	362	359	96	—	856
General and administrative	—	—	—	—	2,924	2,924
Acquisition-related	—	—	—	—	204	204
Depreciation and amortization	4,098	1,650	289	578	—	6,615
Impairments	—	204	—	—	—	204
Total expenses	4,137	2,216	648	674	3,128	10,803
Total other income and expenses	5,193	—	7,019	5,878	(14,870)	3,220
Income (loss) from continuing operations before income tax expense	13,845	5,568	10,848	7,056	(17,998)	19,319
Income tax expense	—	—	—	—	3,122	3,122
Income (loss) from continuing operations	13,845	5,568	10,848	7,056	(21,120)	16,197
Income from discontinued operations, net of tax	—	278	—	—	—	278
Net income (loss)	$13,845	$5,846	$10,848	$7,056	$(21,120)	$16,475

The Partnership’s total assets by segment were (in thousands):

	June 30, 2020	December 31, 2019
Segments
Wireless communication	$356,927	$385,848
Outdoor advertising	195,076	169,803
Renewable power generation	99,799	99,856
Digital infrastructure	65,220	66,279
Corporate assets(1)	18,372	133,819
Total assets	$735,394	$855,605

(1)	Prior period amount includes assets of the European outdoor advertising portfolio that have classified as assets held for sale as a result of discontinued operations.

The following table represents the Partnership’s rental revenues by geographic location. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$13,534	$13,329	$27,052	$26,231
Australia	292	344	576	643
Canada	18	14	37	28
Total rental revenue	$13,844	$13,687	$27,665	$26,902

The following table represents the Partnership’s total assets by geographic location (in thousands).

	June 30, 2020	December 31, 2019
United States	$719,624	$726,391
Australia	15,065	13,926
Canada	705	888
Europe(1)	—	114,400
Total assets	$735,394	$855,605

(1)	Prior period amount includes assets of the European outdoor advertising portfolio that have classified as assets held for sale as a result of discontinued operations.

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

As of June 30, 2020, the Partnership had approximately $64.2 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

17. Tenant Concentration

For the three and six months ended June 30, 2020 and 2019, the Partnership had the following tenant revenue concentrations. Prior period concentrations have been revised to exclude discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2020	2019	2020	2019
T-Mobile(1)	15.1%	14.8%	15.1%	15.2%
Clear Channel	12.8%	11.7%	13.1%	12.0%

(1)	On April 1, 2020, T-Mobile and Sprint completed their merger. As a result, prior year concentrations for T-Mobile and Sprint have been combined to reflect the merger.

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

18. Supplemental Cash Flow Information

Noncash investing and financing activities for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Capital contribution to fund general and administrative expense reimbursement	$929	$1,134
Distributions payable to preferred unitholders	1,810	1,763
Accretion of Series C preferred units	193	450
Conversion of Series C preferred units	150	5
Purchase price for development activities included in accounts payable and accrued liabilities	943	1,571
Initial recognition of lease liabilities related to right of use assets	—	8,299
Adoption of ASU 2016-13	(76)	—
Net cash provided by (used in) operating activities of discontinued operations	3,335	1,881
Net cash provided by (used in) investing activities of discontinued operations	115,868	(28,649)
Net cash provided by (used in) financing activities of discontinued operations	(54,185)	6,139
Deemed contribution by the General Partner	—	394
Deemed distribution by the General Partner	—	(394)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$8,463	$6,925
Capitalized interest	1,246	768
Income taxes paid	194	181

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

Overview

We are a growth‑oriented partnership formed by our Sponsor to acquire, develop, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, outdoor advertising, renewable power generation and digital infrastructure industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. We generate revenue and cash flow from existing tenant leases of our real property interests and infrastructure assets to wireless carriers, cellular tower owners, outdoor advertisers, renewable power producers and colocation providers and other enterprises.

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and in all of the jurisdictions in which we operate, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting the global economy. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. The current economic conditions, including the “stay-at-home” orders and similar mandates, have had and will likely continue to have a negative effect on the outdoor advertising industry. The Partnership has received and is currently reviewing a myriad of short-term rent relief requests from tenants within the outdoor advertising industry, most often in the form of rent deferral requests or amending to percentage rent. Not all tenant requests will ultimately result in modification agreements, nor is the Partnership forgoing its contractual rights under its lease agreements. The three and six months ended June 30, 2020 results may not be indicative of future results. During the three and six months ended June 30, 2020, the Partnership generated $3.8 million and $7.8 million in rental revenue from outdoor advertising tenants, $0.1 million and $0.5 million of which was generated from percentage rent provisions, respectively.

The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. On July 24, 2020, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended June 30, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of August 4, 2020. This distribution amount represents on an annualized basis $17.0 million of additional cash available to strengthen our balance sheet and enhance our long-term financial flexibility. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

How We Generate Rental Revenue

We primarily generate rental revenue and cash flow from existing leases of our tenant sites to wireless carriers, cellular tower owners, outdoor advertisers, renewable power producers and colocation providers and other enterprises. The amount of rental revenue generated by the assets in our portfolio depends principally on occupancy levels and the tenant lease rates and terms at our tenant sites.

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, 80% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the three months ended June 30, 2020, T-Mobile represented approximately 15.1% of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of June 30, 2020, we had a 94% occupancy rate with 1,814 of our 1,922 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the six months ended June 30, 2020 and for the year ended December 31, 2019, the Partnership acquired seven and 146 tenant sites from third parties for a total consideration of $1.4 million and $52.0 million, respectively. During the six months ended June 30, 2020, the Partnership deployed 59 DART kiosks and placed in service other assets for a total of $9.7 million.

Sales

The Partnership’s sales of real property interests impacts the period to period comparability of our results of operations. During the six months ended June 30, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio and recognized a gain on sale of real property interest of $15.7 million. The operating results of the European outdoor advertising portfolio and the related gain on sale are presented as discontinued operations on the consolidated statements of operations. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets. The Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of British pound sterling (“GBP”) denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million. During the six months ended June 30, 2019, the Partnership completed sales of its real property interests and investments in receivables for total consideration of $45.3 million and recognized a gain on sale of $17.5 million.

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

Derivative Financial Instruments

Historically, we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives, except for foreign currency changes on interest rate swaps denominated in a foreign currency. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

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

During the six months ended June 30, 2020 the Partnership deployed 59 DART kiosks and placed in service other assets for a total of $9.7 million. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

Sales

During the six months ended June 30, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio and recognized a gain on sale of real property interest of $15.7 million in discontinued operations. The Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. For the three months ended June 30, 2020, T-Mobile represented approximately 15.1% of rental revenue.

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

Historical Results of Operations of our Partnership

Segments

In connection with the sale of our European outdoor advertising portfolio, an evaluation of segment reporting thresholds resulted in changes in our segment presentation for all prior periods presented. As of June 30, 2020, we conduct business through four reportable business segments: Wireless Communication, Outdoor Advertising, Renewable Power Generation and Digital Infrastructure. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all three businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple-net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Results of Operations

Our results of operations for all periods presented were affected by the sale of the European outdoor advertising portfolio on June 17, 2020, other asset sales in 2019, and acquisitions made during the year ended December 31, 2019. As of June 30, 2020 and 2019, we had 1,922 and 2,005 available tenant sites with 1,814 and 1,912 leased tenant sites, respectively.

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Revenue
Rental revenue	$13,844	$13,687	$157
Expenses
Property operating	354	270	84
General and administrative	1,223	1,455	(232)
Acquisition-related	86	162	(76)
Depreciation and amortization	4,301	3,259	1,042
Impairments	102	—	102
Total expenses	6,066	5,146	920
Other income and expenses
Interest and other income	96	112	(16)
Interest expense	(4,393)	(4,655)	262
Unrealized loss on derivatives	(481)	(3,570)	3,089
Equity income from unconsolidated joint venture	687	164	523
Gain on sale of real property interests	—	11,673	(11,673)
Total other income and expenses	(4,091)	3,724	(7,815)
Income from continuing operations before income tax expense (benefit)	3,687	12,265	(8,578)
Income tax expense (benefit)	(90)	3,112	(3,202)
Income from continuing operations	3,777	9,153	(5,376)
Income from discontinued operations, net of tax	14,856	112	14,744
Net income	$18,633	$9,265	$9,368

Rental Revenue

Rental revenue increased $0.2 million primarily due to approximately $0.4 million increase during the three months ended June 30, 2020 attributable to the full year of rental revenue in 2020 for tenant sites acquired during 2019. Revenue for the three months ended June 30, 2020 includes approximately $0.3 million of rental revenue as a result of rent escalators, offset by $0.4 million less of rental revenue related to assets sold in 2019. Revenue generated from our wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments was $6.3 million, $3.8 million, $2.2 million and $1.6 million or, 46% , 27%, 16% and 11% of total rental revenue, respectively, during the three months ended June 30, 2020, compared to $6.4 million, $3.9 million, $2.4 million and $1.0 million, or 47%, 28%, 18% and 7% of total rental revenue, respectively, during the three months ended June 30, 2019. The occupancy rates in our wireless communication, outdoor advertising, renewable power generation digital infrastructure segments were 92%, 97%, 100% and 100% respectively, at June 30, 2020 compared to 93%, 98%, 100% and 100%, respectively, at June 30, 2019. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising renewable power generation and digital infrastructure segments were $1,991, $1,799, $10,259 and $85,776 respectively, during the three months ended June 30, 2020 compared to $1,943, $1,957, $9,713 and $81,427 respectively, during the three months ended June 30, 2019. The Partnership’s rental revenue for three months ended June 30, 2020 was not significantly impacted by COVID-19; however, due the economic uncertainty caused by the outbreak of COVID-19, the Partnership’s outdoor advertising tenants and their operations may be impacted, including their ability to pay rent in future periods resulting in a possible reduction in rental income.

Property Operating

Property operating expenses increased $0.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in rent expense on assets subject to a ground lease payment and property taxes as a result of an increase in fee simple properties that are not leased under a triple net lease structure. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses decreased $0.2 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in legal and tax related expenses offset by a slight increase in accounting related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended June 30, 2020 and 2019, Landmark reimbursed us $0.9 million and $1.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the three months ended June 30, 2020 and 2019, less than $0.1 million and $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $1.0 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of the deployment of 59 DART kiosks and other assets placed in service subsequent to June 30, 2019.

Impairments

Impairments increased $0.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to one lease termination and one expiring lease in our wireless and outdoor advertising segments for $0.1 million during the three months ended June 30, 2020. There was no impairment during the three months ended June 30, 2019.

Interest Expense

Interest expense decreased $0.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a lower average debt balance of approximately $377.2 million for the three months ended June 30, 2020 compared to an average debt balance of approximately $392.3 million during the three months ended June 30, 2019.

Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized loss recorded for the three months ended June 30, 2020 and 2019 reflect the change in fair value of these contracts during those periods. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps including the GBP interest rate swap agreement for a total of approximately $7.6 million.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the three months ended June 30, 2019, the Partnership recognized a gain on sale of real property interests of $11.7 million related to the sale of real property interests and investments in receivables to a third party.

Income Tax Expense (Benefit)

During the three months ended June 30, 2020, the Partnership recorded a net tax benefit of $0.1 million as a result of an increase to deferred tax assets related to a higher US state effective tax rate.  During the three months ended June 30, 2019, the Partnership recorded a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.1 million income tax expense related to the gain.

Income (Loss) from Discontinued Operations, Net of Tax

On June 17, 2020, the Partnership sold its European outdoor advertising portfolio for a purchase price of £95 million and recognized a gain on sale of $15.7 million. The sale of the European outdoor advertising portfolio met the criteria as discontinued operations in June 2020. As a result, we reclassified the operating results of the European outdoor advertising portfolio and the gain on sale to discontinued operations and excluded these amounts from income from continuing operations for all periods presented on the consolidated statements of operations.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

The following table summarizes the consolidated statements of operations of the Partnership for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Revenue
Rental revenue	$27,665	$26,902	$763
Expenses
Property operating	863	856	7
General and administrative	2,711	2,924	(213)
Acquisition-related	91	204	(113)
Depreciation and amortization	7,903	6,615	1,288
Impairments	184	204	(20)
Total expenses	11,752	10,803	949
Other income and expenses
Interest and other income	271	446	(175)
Interest expense	(8,691)	(9,142)	451
Loss on early extinguishment of debt	(2,231)	—	(2,231)
Unrealized loss on derivatives	(6,684)	(5,728)	(956)
Equity income from unconsolidated joint venture	837	109	728
Gain on sale of real property interests	—	17,535	(17,535)
Total other income and expenses	(16,498)	3,220	(19,718)
Income from continuing operations before income tax expense (benefit)	(585)	19,319	(19,904)
Income tax expense (benefit)	(335)	3,122	(3,457)
Income from continuing operations	(250)	16,197	(16,447)
Income from discontinued operations, net of tax	17,511	278	17,233
Net income	$17,261	$16,475	$786

Rental Revenue

Rental revenue increased $0.8 million primarily due to $1.0 million increase during the six months ended June 30, 2020 attributable to the full year of rental revenue in 2020 for tenant sites acquired during 2019. Revenue for the six months ended June 30, 2020 includes approximately $0.5 million of rental revenue as a result of rent escalators, offset by $0.7 million less of rental revenue related to assets sold in 2019. Revenue generated from our wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments was $12.7 million, $7.8 million, $4.1 million and $3.1 million, or 46%, 28%, 15% and 11% of total rental revenue, respectively, during the six months ended June 30, 2020, compared to $12.8 million, $7.8 million, $4.5 million and $1.8 million or 49%, 29%, 16% and 7% of total rental revenue, respectively, during the six months ended June 30, 2019. The occupancy rates in our wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments were 92%, 97%, 100% and 100% respectively, at June 30, 2020 compared to 93%, 98%, 100% and 100%, respectively, at June 30, 2019. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments were $1,991, $1,894, $9,703 and $85,750 respectively, during the six months ended June 30, 2020 compared to $1,932, $1,959, $9,359 and $75,600, respectively, during the six months ended June 30, 2019. The Partnership’s rental revenue for six months ended June 30, 2020 was not significantly impacted by COVID-19; however, due the economic uncertainty caused by the outbreak of COVID-19, the Partnership’s outdoor advertising tenants and their operations may be impacted, including their ability to pay rent in future periods resulting in a possible reduction in rental income.

General and Administrative

General and administrative expenses decreased $0.2 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an decrease in legal and tax related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the six months ended June 30, 2020 and 2019, Landmark reimbursed us $1.9 million and $2.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the six months ended June 30, 2020 and 2019, $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily as a result of the deployment of 59 DART kiosks placed in service subsequent to June 30, 2019.

Impairments

Impairments decreased less than $0.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to three lease terminations and one expiring lease in our wireless and outdoor advertising segments for $0.2 million during the six months ended June 30, 2020, compared to two lease terminations in our outdoor advertising segment for $0.2 million for the six months ended June 30, 2019.

Interest and Other Income

Interest and other income decreased $0.2 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as a result of the sale of investments in receivables of $8.3 million in 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense decreased $0.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a lower average debt balance of approximately $372.4 million for the six months ended June 30, 2020 compared to an average debt balance of approximately $388 million during the six months ended June 30, 2019.

Loss on Early Extinguishment of Debt

In connection with the issuance of the 2019 Secured Notes, the Partnership repaid in full the 2016 Secured Notes by $108 million. The unamortized balance of the deferred loan costs totaling $1.2 million and a $1.0 million make-whole payment were recorded as a loss on extinguishment of debt during the six months ended June 30, 2020.

Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized loss recorded for the six months ended June 30, 2020 and 2019 reflect the change in fair value of these contracts during those periods. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps including the GBP interest rate swap agreement for a total of approximately $7.6 million.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the six months ended June 30, 2019, the Partnership recognized a gain on sale of real property interests of $17.5 million primarily related to the sale of real property interests and investments in receivables to a third party.

Income Tax Expense

During the six months ended June 30, 2020, the Partnership recorded a net tax benefit of $0.3 million as a result of an increase to deferred tax assets related to a higher US state effective tax rate. During the six months ended June 30, 2019, the Partnership recorded a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.1 million income tax expense related to the gain.

Income (Loss) from Discontinued Operations, Net of Tax

On June 17, 2020, the Partnership sold its European outdoor advertising portfolio for a purchase price of £95 million and recognized a gain on sale of $15.7 million. The sale of the European outdoor advertising portfolio met the criteria as discontinued operations in June 2020. As a result, we reclassified the operating results of the European outdoor advertising portfolio and gain on sale to discontinued operations and excluded these amounts from income from continuing operations for all periods presented on the consolidated statements of operations.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$10,633	$8,716	$20,096	$16,883
Unit-based compensation	—	—	(120)	(130)
Unrealized loss on derivatives	(1,192)	(4,013)	(8,483)	(6,775)
Loss on early extinguishment of debt	—	—	(2,231)	—
Depreciation and amortization expense	(4,547)	(3,456)	(8,439)	(6,973)
Amortization of above- and below-market rents, net	245	214	481	438
Amortization of deferred loan costs	(523)	(677)	(1,020)	(1,342)
Amortization of discount on secured notes	(93)	(93)	(185)	(186)
Receivables interest accretion	—	3	—	6
Impairments	(102)	—	(184)	(204)
Gain on sale of real property interests	15,723	11,673	15,723	17,535
Adjustment for uncollectible accounts	(68)	—	(150)	(5)
Equity income from unconsolidated joint venture	687	164	837	109
Distributions of earnings from unconsolidated joint venture	(250)	(1,101)	(925)	(2,583)
Foreign currency transaction gain (loss)	(728)	(47)	2,635	(68)
Working capital changes	(1,152)	(2,118)	(774)	(230)
Net income	$18,633	$9,265	$17,261	$16,475
Interest expense	4,631	4,692	9,332	9,180
Depreciation and amortization expense	4,547	3,456	8,439	6,973
Income tax expense	160	3,285	103	3,407
EBITDA	$27,971	$20,698	$35,135	$36,035
Impairments	102	—	184	204
Acquisition-related	117	368	432	495
Unrealized loss on derivatives	1,192	4,013	8,483	6,775
Loss on early extinguishment of debt	—	—	2,231	—
Gain on sale of real property interests	(15,723)	(11,673)	(15,723)	(17,535)
Unit-based compensation	—	—	120	130
Straight line rent adjustments	208	159	377	269
Amortization of above- and below-market rents, net	(245)	(214)	(481)	(438)
Repayments of investments in receivables	101	124	243	274
Adjustments for investment in unconsolidated joint venture	996	1,461	2,490	3,144
Foreign currency transaction (gain) loss	728	47	(2,635)	68
Deemed capital contribution due to cap on general and administrative expense reimbursement	929	1,134	2,030	2,128
Adjusted EBITDA	$16,376	$16,117	$32,886	$31,549

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,633	$9,265	$17,261	$16,475
Adjustments:
Depreciation and amortization expense	4,547	3,456	8,439	6,973
Impairments	102	—	184	204
Gain on sale of real property interests, net of income taxes	(15,723)	(8,620)	(15,723)	(14,482)
Adjustments for investment in unconsolidated joint venture	292	797	1,083	1,777
Distributions to preferred unitholders	(3,037)	(3,021)	(6,097)	(5,915)
Distributions to noncontrolling interests	(8)	(8)	(16)	(16)
FFO attributable to common unitholders	$4,806	$1,869	$5,131	$5,016
Adjustments:
General and administrative expense reimbursement	929	1,134	2,030	2,128
Acquisition-related expenses	117	368	432	495
Unrealized loss on derivatives	1,192	4,013	8,483	6,775
Straight line rent adjustments	208	159	377	269
Unit-based compensation	—	—	120	130
Amortization of deferred loan costs and discount on secured notes	616	770	1,205	1,528
Amortization of above- and below-market rents, net	(245)	(214)	(481)	(438)
Deferred income tax expense (benefit)	(9)	53	(308)	53
Loss on early extinguishment of debt	—	—	2,231	—
Repayments of receivables	101	124	243	274
Adjustments for investment in unconsolidated joint venture	39	(12)	77	25
Foreign currency transaction (gain) loss	728	47	(2,635)	68
AFFO attributable to common unitholders	$8,482	$8,311	$16,905	$16,323

FFO per common unit - diluted	$0.19	$0.07	$0.20	$0.20
AFFO per common unit - diluted	$0.33	$0.33	$0.66	$0.64
Weighted average common units outstanding - diluted	25,476	25,339	25,468	25,338

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

On July 24, 2020, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended June 30, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of August 3, 2020. This distribution amount represents on an annualized basis $17.0 million of additional cash available to strengthen our balance sheet and enhance our long term financial flexibility. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement.

We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.2 million per quarter, or approximately $8.7 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of April 1, 2020 and May 1, 2020, respectively. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2020, there were 1,982,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common Units and IDRs
June 30, 2019 (1)	$0.3675	$9,312	August 14, 2019
September 30, 2019 (1)	0.3675	9,317	November 14, 2019
December 31, 2019 (1)	0.3675	9,360	February 14, 2020
March 31, 2020	0.2000	5,096	May 15, 2020
June 30, 2020	0.2000	5,096	August 14, 2020
Series A Preferred Units
June 30, 2019	$0.5000	$828	July 15, 2019
September 30, 2019	0.5000	837	October 15, 2019
December 31, 2019	0.5000	861	January 15, 2020
March 31, 2020	0.5000	873	April 15, 2020
June 30, 2020	0.5000	873	July 15, 2020
Series B Preferred Units
June 30, 2019	$0.4938	$1,257	August 15, 2019
September 30, 2019	0.4938	1,257	November 15, 2019
December 31, 2019	0.4938	1,298	February 18, 2020
March 31, 2020	0.4938	1,298	May 15, 2020
June 30, 2020	0.4938	1,298	August 17, 2020
Series C Preferred Units
June 30, 2019	$0.4510	$902	August 15, 2019
September 30, 2019	0.4375	870	November 15, 2019
December 31, 2019	0.4375	870	February 18, 2020
March 31, 2020	0.4375	867	May 15, 2020
June 30, 2020	0.4375	867	August 17, 2020

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the respective quarterly distribution.

As of June 30, 2020, we had $336.4 million of total outstanding indebtedness. As of August 3, 2020, the Partnership had $58 million of outstanding borrowings on our revolving credit facility, and we had $392 million of undrawn borrowing capacity (including standby letter of credit arrangement of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$20,096	$16,883
Net cash provided by investing activities	112,964	3,242
Net cash used in financing activities	(136,012)	(11,750)

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

Net cash provided by operating activities.  Net cash provided by operating activities increased $3.2 million to $20.1 million for the six months ended June 30, 2020 compared to $16.9 million for the six months ended June 30, 2019. The increase is primarily attributable to asset acquisitions and the timing of prepaid expenses, other assets and payments of accounts payable and accrued liabilities, which is partially offset by a reduction in return on investment in the unconsolidated joint venture.

Net cash provided by investing activities.  Net cash provided by investing activities was $113.0 million for the six months ended June 30, 2020 compared to net cash provided by investing activities of $3.2 million for the six months ended June 30, 2019. The change in net cash provided by investing activities was primarily due to the proceeds received from the sale of the European outdoor advertising portfolio during the six months ended June 30, 2020 compared to the proceeds received from the sale of real property interests in 2019, partially offset by cash used for asset acquisitions and development activities during the six months ended June 30, 2019 and 2020.

Net cash used in financing activities.  Net cash used in financing activities was $136 million for the six months ended June 30, 2020 compared to net cash used in financing activities of $11.8 million for the six months ended June 30, 2019. The change in net cash used in financing activities was primarily attributable to $120.4 million in net payments on the revolving credit facility and secured notes. The change in net cash used in financing activities was also attributable to $7.6 million of payments on the settlement of derivatives and $1.7 million of cash used for deferred loan costs offset by $1.3 million in proceeds from equity offerings and a $4.2 million decrease in distributions.

Revolving Credit Facility

Our revolving credit facility will mature on November 15, 2023 and is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in GBP, Euro, Australian dollar and Canadian dollar. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of GBP denominated borrowings. Substantially all of our assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries is pledged as collateral under our revolving credit facility.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of June 30, 2020, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2020, the applicable annual commitment rate used was 0.125%.

As of June 30, 2020, we had $58 million of total outstanding indebtedness under our revolving credit facility with $392 million available under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants. As of June 30, 2020, the Partnership was in compliance with all financial covenants required under the revolving credit facility. As of August 3, 2020, the Partnership had $58 million of outstanding borrowings on our revolving credit facility, and we had $392 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

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

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 9, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of June 30, 2020, $3.1 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

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

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of June 30, 2020, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

During the six months ended June 30, 2020, the Partnership issued a total of 109,724 Common Units, 23,287 Series A Preferred Units and 84,139 Series B Preferred Units under the existing ATM Programs generating total proceeds of approximately $4.5 million before issuance costs. There were no Common Units or Preferred Units issued under the 2020 ATM programs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. In connection with the issuance of the 2019 Secured Notes, the Partnership has a standby letter of credit arrangement totaling $3.4 million. As of June 30, 2020, there were no amounts drawn on the standby letters of credit.

As of June 30, 2020, the Partnership does not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of June 30, 2020, our revolving credit facility had an outstanding balance of $58 million. As of June 30, 2020, we have hedged $50 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale and available cash to repay borrowings totaling $115 million on the revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2020, there were 1,982,700 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets, we are exposed to market risk from changes in foreign currency exchange rates. Approximately 2% and 3% of rental revenue from continuing operations was denominated in foreign currencies for the three months ended June 30, 2020 and 2019, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, in mid-March, Landmark shifted its corporate office functions to work remotely. Management has taken measures to ensure that the Partnership’s internal control over financial reporting are materially unchanged during this period.

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

1.4

At-the-Market Issuance Sales Agreement, dated as of May 3, 2019, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 3, 2019).

1.5

At-the-Market Issuance Sales Agreement, dated as of May 3, 2019, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 3, 2019).

2.1

Sale and Purchase Agreement, dated as of June 17, 2020, by and among GWR Partners LP LLC, Cyclone Acquisitions Limited and Landmark Infrastructure Inc (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on June 23, 2020).

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

3.6	Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 2, 2018).

31.1*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

31.2*	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104 *	Cover Page Interactive Data File (embedded within the Inline XBRL).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on August 6, 2020.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer