Form 10-Q
period 2020-09-30
Landmark Infrastructure Partners LP
filed 2020-11-04
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had 25,478,042 common units outstanding at October 30, 2020.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	September 30, 2020	December 31, 2019(1)
Assets
Land	$114,996	$107,558
Real property interests	652,142	509,181
Construction in progress	41,573	49,116
Total land and real property interests	808,711	665,855
Accumulated depreciation and amortization of real property interests	(59,170)	(48,995)
Land and net real property interests	749,541	616,860
Investments in receivables, net	5,230	5,653
Investment in unconsolidated joint venture	61,585	62,059
Cash and cash equivalents	9,204	5,885
Restricted cash	3,244	5,619
Rent receivables	3,700	3,673
Due from Landmark and affiliates	2,232	1,132
Deferred loan costs, net	3,798	4,557
Deferred rent receivable	1,518	1,548
Other intangible assets, net	20,030	21,936
Assets held for sale (AHFS)	—	114,400
Right-of-use asset, net	6,492	6,615
Other assets	5,734	5,668
Total assets	$872,308	$855,605
Liabilities and equity
Revolving credit facility	$193,200	$179,500
Secured notes, net	280,769	217,098
Accounts payable and accrued liabilities	5,066	3,842
Other intangible liabilities, net	6,451	7,583
Liabilities associated with AHFS	—	64,627
Operating lease liability	6,752	6,766
Prepaid rent	5,996	5,391
Derivative liabilities	3,754	1,474
Total liabilities	501,988	486,281
Commitments and contingencies (Note 16)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,982,700 and 1,988,700 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	47,805	47,666
Equity
Series A cumulative redeemable preferred units, 1,786,775 and 1,722,041 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	41,800	40,210
Series B cumulative redeemable preferred units, 2,628,932 and 2,544,793 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	63,014	60,926
Common units, 25,478,042 and 25,353,140 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	378,263	382,581
General Partner	(159,898)	(162,277)
Accumulated other comprehensive income (loss)	(865)	17
Total partners' equity	322,314	321,457
Noncontrolling interests	201	201
Total equity	322,515	321,658
Total liabilities, mezzanine equity and equity	$872,308	$855,605

(1)

Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as discontinued operations. As a result, assets and liabilities of the European outdoor advertising portfolio were reclassified to assets and liabilities held for sale on the consolidated balance sheet (Note 4).

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020(1)	2019(1)	2020(1)	2019(1)
Revenue
Rental revenue	$14,228	$12,931	$41,893	$39,833
Expenses
Property operating	360	261	1,223	1,117
General and administrative	768	1,249	3,479	4,173
Acquisition-related	—	72	91	276
Depreciation and amortization	3,808	3,218	11,711	9,833
Impairments	16	442	200	646
Total expenses	4,952	5,242	16,704	16,045
Other income and expenses
Interest and other income	46	142	317	588
Interest expense	(4,068)	(3,917)	(12,759)	(13,059)
Loss on early extinguishment of debt	—	—	(2,231)	—
Unrealized gain (loss) on derivatives	154	(1,299)	(6,530)	(7,027)
Equity income from unconsolidated joint venture	248	154	1,085	263
Gain on sale of real property interests	—	473	—	18,008
Total other income and expenses	(3,620)	(4,447)	(20,118)	(1,227)
Income from continuing operations before income tax expense (benefit)	5,656	3,242	5,071	22,561
Income tax expense (benefit)	(173)	38	(508)	3,160
Income from continuing operations	5,829	3,204	5,579	19,401
Income (loss) from discontinued operations, net of tax	(171)	782	17,340	1,060
Net income	5,658	3,986	22,919	20,461
Less: Net income attributable to noncontrolling interest	8	7	24	23
Net income attributable to limited partners	5,650	3,979	22,895	20,438
Less: Distributions declared to preferred unitholders	(3,055)	(2,985)	(9,152)	(8,900)
Less: General partner's incentive distribution rights	—	(197)	—	(591)
Less: Accretion of Series C preferred units	(96)	(96)	(289)	(546)
Net income attributable to common unitholders	$2,499	$701	$13,454	$10,401
Income (loss) from continuing operations per common unit
Common units – basic	$0.10	$—	$(0.15)	$0.37
Common units – diluted	$0.10	$—	$(0.15)	$0.37
Net income per common unit
Common units – basic	$0.10	$0.03	$0.53	$0.41
Common units – diluted	$0.10	$0.03	$0.53	$0.41
Weighted average common units outstanding
Common units – basic	25,478	25,341	25,472	25,339
Common units – diluted	25,478	25,341	25,472	25,339
Cash distributions declared per common unit	$0.2000	$0.3675	$0.6000	$1.1025

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

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$5,658	$3,986	$22,919	$20,461
Other comprehensive income (loss):
Foreign currency translation adjustment	416	(2,981)	(5,234)	(3,653)
Reclassification adjustments of other comprehensive losses to gain on sale included in net income	—	—	4,352	—
Other comprehensive income (loss):	416	(2,981)	(882)	(3,653)
Comprehensive income	6,074	1,005	22,037	16,808
Less: Comprehensive income attributable to noncontrolling interest	8	7	24	23
Comprehensive income attributable to limited partners	$6,066	$998	$22,013	$16,785

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2018	25,328	1,593	2,463	$411,158	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,743	—	1,743	—
Distributions	—	—	—	(9,312)	(788)	(1,189)	(197)	—	(8)	(11,494)	(917)
Capital contribution from Sponsor	—	—	—	—	—	—	994	—	—	994	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Unit-based compensation	10	—	—	130	—	—	—	—	—	130	—
Net income	—	—	—	3,755	788	1,189	197	—	8	5,937	1,273
Balance as of March 31, 2019	25,338	1,593	2,463	$405,731	$37,207	$58,936	$(165,828)	$(1,063)	$201	$335,184	$47,664
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,415)	—	(2,415)	—
Issuance of Preferred Units, net	—	57	67	—	1,259	1,639	—	—	—	2,898	—
Conversion of Preferred Units, net	1	—	—	5	—	—	—	—	—	5	(5)
Distributions	—	—	—	(9,312)	(829)	(1,260)	(197)	—	(8)	(11,606)	(933)
Capital contribution from Sponsor	—	—	—	—	—	—	1,134	—	—	1,134	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Net income	—	—	—	5,945	829	1,260	197	—	8	8,239	1,026
Balance as of June 30, 2019	25,339	1,650	2,530	$402,369	$38,466	$60,575	$(164,497)	$(3,478)	$201	$333,636	$47,752
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,981)	—	(2,981)	—
Issuance of Preferred Units, net	—	24	15	—	552	351	—	—	—	903	—
Conversion of Preferred Units, net	14	—	—	278	—	—	—	—	—	278	(278)
Distributions	—	—	—	(9,312)	(838)	(1,260)	(197)	—	(7)	(11,614)	(886)
Capital contribution from Sponsor	—	—	—	—	—	—	930	—	—	930	—
Other deemed contributions	—	—	—	—	—	—	197	—	—	197	—
Net income	—	—	—	701	838	1,260	197	—	7	3,003	983
Balance as of September 30, 2019	25,353	1,674	2,545	$394,036	$39,018	$60,926	$(163,370)	$(6,459)	$201	$324,352	$47,571

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2019	25,353	1,722	2,545	$382,581	$40,210	$60,926	$(162,277)	$17	$201	$321,658	$47,666
Adoption of ASU 2016-13	—	—	—	—	—	—	(76)	—	—	(76)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,131)	—	(8,131)	—
Issuance of Common Units, net	110	—	—	1,510	—	—	—	—	—	1,510	—
Issuance of Preferred Units, net	—	23	84	—	575	2,088	—	—	—	2,663	—
Distributions	—	—	—	(9,360)	(871)	(1,319)	—	—	(8)	(11,558)	(870)
Capital contribution from Sponsor	—	—	—	—	—	—	1,101	—	—	1,101	—
Unit-based compensation	7	—	—	120	—	—	—	—	—	120	—
Net income (loss)	—	—	—	(4,537)	871	1,319	—	—	8	(2,339)	967
Balance as of March 31, 2020	25,470	1,745	2,629	$370,314	$40,785	$63,014	$(161,252)	$(8,114)	$201	$304,948	$47,763
Foreign currency translation adjustment	—	—	—	—	—	—	—	6,833	—	6,833	—
Conversion of Preferred Units	8	—	—	150	—	—	—	—	—	150	(150)
Distributions	—	—	—	(5,096)	(873)	(1,298)	—	—	(8)	(7,275)	(866)
Capital contribution from Sponsor	—	—	—	—	—	—	929	—	—	929	—
Net income	—	—	—	15,492	873	1,298	—	—	8	17,671	962
Balance as of June 30, 2020	25,478	1,745	2,629	$380,860	$40,785	$63,014	$(160,323)	$(1,281)	$201	$323,256	$47,709
Foreign currency translation adjustment	—	—	—	—	—	—	—	416	—	416	—
Issuance of Preferred Units, net	—	42	—	—	1,015	—	—	—	—	1,015	—
Distributions	—	—	—	(5,096)	(890)	(1,298)	—	—	(8)	(7,292)	(867)
Capital contribution from Sponsor	—	—	—	—	—	—	425	—	—	425	—
Net income	—	—	—	2,499	890	1,298	—	—	8	4,695	963
Balance as of September 30, 2020	25,478	1,787	2,629	$378,263	$41,800	$63,014	$(159,898)	$(865)	$201	$322,515	$47,805

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$22,919	$20,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	120	130
Unrealized loss on derivatives	8,329	8,963
Loss on early extinguishment of debt	2,231	—
Depreciation and amortization expense	12,247	10,368
Amortization of above- and below- market lease, net	(726)	(654)
Amortization of deferred loan costs	1,569	2,029
Amortization of discount on secured notes	276	279
Receivables interest accretion	—	(9)
Impairments	200	646
Gain on sale of real property interests	(15,508)	(18,008)
Adjustment for uncollectible accounts	195	107
Equity income from unconsolidated joint venture	(1,085)	(263)
Return on investment in unconsolidated joint venture	1,651	2,883
Foreign currency transaction (gain) loss	(2,721)	(1,045)
Changes in operating assets and liabilities:
Rent receivables	863	(462)
Accounts payable and accrued liabilities	2,175	2,704
Deferred rent	391	414
Prepaid rent	279	139
Due from Landmark and affiliates	(1,464)	(569)
Other assets	41	(6,159)
Net cash provided by operating activities	31,982	21,954
Investing activities
Acquisition of land	(7,438)	(9,754)
Acquisition of real property interests and development activities	(137,105)	(41,710)
Proceeds from sale of real property interests	120,190	46,107
Repayments of receivables	393	430
Net cash used in investing activities	(23,960)	(4,927)
Financing activities
Proceeds from the issuance of Common Units, net	1,509	—
Proceeds from the issuance of Preferred Units, net	3,678	3,801
Proceeds from revolving credit facility	172,200	97,931
Proceeds from the issuance of secured notes	170,000	—
Principal payments on revolving credit facility	(209,343)	(76,500)
Principal payments on secured notes	(110,972)	(5,528)
Payments on finance leases	(26)	—
Payments on settlement of derivatives	(7,565)	—
Deferred loan costs	(2,029)	(232)
Capital contribution to fund general and administrative expense reimbursement	2,925	2,892
Distributions to preferred unitholders	(9,206)	(8,841)
Distributions to common unitholders	(19,552)	(27,936)
Distributions to non-controlling interests	(24)	(23)
Net cash used in financing activities	(8,405)	(14,436)
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(234)	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	(617)	2,557
Cash, cash equivalents and restricted cash at beginning of the period	13,065	7,780
Cash, cash equivalents and restricted cash at end of the period	$12,448	$10,337

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of September 30, 2020, the Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and nine months ended September 30, 2020 and 2019 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period presentation, primarily in the Consolidated Balance Sheet and Consolidated Statement of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the classification of the operations of the European outdoor advertising portfolio to discontinued operations. All references to tenant sites are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the public company accounting oversight board (U.S.).

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

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

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

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s ASC. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are not expected to have a material impact on its consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial.

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

3. Acquisitions and Developments

Third Party Acquisitions

The following table presents direct third-party acquisitions, excluding transaction costs, completed by the Partnership during the nine months ended September 30, 2020 and for the year ended December 31, 2019.

	No. of Tenant Sites					Consideration (in millions)
Acquisition Description	Wireless Communication	Outdoor Advertising	Renewable Power Generation	Digital Infrastructure	Total	Borrowings and Available Cash	Total
First Quarter
International	—	1	—	—	1	$0.1	$0.1
Second Quarter
International	6	—	—	—	6	$1.3	$1.3
Total	6	—	—	—	6	$1.3	$1.3
Third Quarter
International	—	—	—	1	1	$20.1	$20.1
Domestic	—	—	—	6	6	107.7	107.7
Total	—	—	—	7	7	$127.8	$127.8
2020 Total	6	1	—	7	14	$129.2	$129.2
First Quarter
International	—	104	—	—	104	$6.0	$6.0
Total	—	104	—	—	104	$6.0	$6.0
Second Quarter
International	—	7	—	—	7	$6.7	$6.7
Domestic	—	—	8	—	8	0.4	0.4
Total	—	7	8	—	15	$7.1	$7.1
Third Quarter
International	—	10	—	—	10	$3.8	$3.8
Domestic	1	—	—	—	1	0.3	0.3
Total	1	10	—	—	11	$4.1	$4.1
Fourth Quarter
International	1	13	—	—	14	$10.5	$10.5
Domestic	—	—	—	2	2	24.3	24.3
Total	1	13	—	2	16	$34.8	$34.8
2019 Total	2	134	8	2	146	$52.0	$52.0

Leases

The Partnership evaluates whether an easement meets the definition of a lease under the new lease standard (“ASC 842”). The Partnership determines if an arrangement is a lease at the date of acquisition. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. While most of our leases are classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of operating and finance leases that have recurring ground lease rental payments. The lease liability is the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We use a discount rate of approximately 4.5%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. As of September 30, 2020, the weighted-average remaining lease term of operating leases is approximately 4 years. Operating lease assets are included in right of use, net and finance lease assets are included in real property interests in the Consolidated Balance Sheets.

The following table illustrates information about other lease related balances as of September 30, 2020 (in thousands):

Operating leases:
Right-of-use asset	$6,492
Operating lease liability	6,752

Finance leases:
Right-of-use asset (1)	$1,168

(1)	Assets held under finance leases are recorded in Real property interests and are depreciated over the lease term.

The following table represents the future minimum ground lease payments as of September 30, 2020 (in thousands):

Operating Lease
2020 (three months)	$88
2021	361
2022	371
2023	382
2024	392
Thereafter	10,868
Total future payments	12,462
Discount	(5,710)
Total lease liability	$6,752

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

As of September 30, 2020 and December 31, 2019, the Partnership’s $41.6 million and $49.1 million, respectively, of construction in progress balance primarily related to these projects. During the nine months ended September 30, 2020, the Partnership deployed two smart poles, 80 DART kiosks and placed in service other assets for a total of $12.6 million.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	September 30, 2020	December 31, 2019
Land	$114,996	$107,558

Real property interests – perpetual	101,693	100,810
Real property interests – finite life	549,281	407,893
Real property interests – ROU asset finance lease	1,168	478
Total real property interests	652,142	509,181
Construction in progress	41,573	49,116
Total land and real property interests	808,711	665,855
Accumulated depreciation and amortization of real property interests	(59,170)	(48,995)
Land and net real property interests	$749,541	$616,860

Sales

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio for a purchase price of £95 million. During the nine months ended September 30, 2020, we recognized a total gain on sale of real property interest of $15.5 million. The sale of the European outdoor advertising portfolio has met the criteria as discontinued operations. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets, as described below, and the related operating results and gain on sale are presented as income from discontinued operations on the consolidated statement of operations for all periods presented (Note 8).

During the three months ended September 30, 2019, the Partnership completed a sale of two wireless communication sites held for sale and one outdoor advertising site to a third party in exchange for cash consideration of $1.1 million. We recognized a gain on sale of real property interest of $0.5 million upon completion of the sale.

On January 4, 2019, the Partnership completed the sale of its real property interest held for sale as of December 31, 2018 for total consideration of $13.5 million. We recognized a gain on sale of real property interest of $5.9 million upon completion of the sale.

Purchase Price Allocation

The Partnership applies the asset acquisition method to all acquired investments of real property interests for transactions that meet the definition of an asset acquisition. The fair value of the assets acquired and liabilities assumed is typically determined by using Level III valuation methods. The most sensitive assumption is the discount rate used to discount the estimated cash flows from the real estate rights. For purposes of the computation of fair value assigned to the various tangible and intangible assets, the Partnership assigned discount rates ranging between 6% and 20% with a weighted average discount rate of 8.5%.

The following table summarizes final allocations for acquisitions made during the nine months ended September 30, 2020 and the year ended December 31, 2019 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in	In-place	Above-market	Below-market
		real property	lease	lease	lease	ROU	Lease
Period	Land	interests	intangibles	intangibles	intangibles	asset	liability	Debt	Total
2020	$7,338	$129,744	$42	$—	$—	$694	$—	$(3,354)	$134,464
2019	$11,813	$17,154	$5,730	$86	$(113)	$21,570	$(1,640)	$—	$54,600

Future estimated aggregate depreciation and amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of September 30, 2020, are as follows (in thousands):

2020 (three months)	$5,165
2021	16,047
2022	15,701
2023	17,148
2024	13,890
Thereafter	423,328
Total	$491,279

The weighted average remaining depreciation and amortization period for non‑perpetual real property interests is 41 years as of September 30, 2020.

Impairments

During the three and nine months ended September 30, 2020, the Partnership recognized impairment charges totaling less than $0.1 million and $0.2 million, respectively, for one and five of the Partnership’s real property interest that were impaired and one expiring lease. During the three and nine months ended September 30, 2019, four and six of the Partnership’s real property interests were impaired and recognized impairment charges totaling $0.4 million and $0.6 million, respectively. The carrying value of each impaired real property interest was determined to have a fair value of zero.

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

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	September 30, 2020	December 31, 2019
Acquired in-place lease
Gross amount	$26,788	$26,741
Accumulated amortization	(9,478)	(7,934)
Net amount	$17,310	$18,807
Acquired above-market leases
Gross amount	$6,552	$6,550
Accumulated amortization	(3,832)	(3,421)
Net amount	$2,720	$3,129
Total other intangible assets, net	$20,030	$21,936
Acquired below-market leases
Gross amount	$(16,777)	$(16,778)
Accumulated amortization	10,326	9,195
Total other intangible liabilities, net	$(6,451)	$(7,583)

We recorded net amortization of above‑ and below‑market lease intangibles, excluding amounts related to discontinued operations, of $0.2 million and $0.7 million as an increase to rental revenue for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million as an increase to rental revenue for the three and nine months ended September 30, 2019, respectively. We recorded amortization of in‑place lease intangibles, excluding amounts related to discontinued operations, of $0.5 million and $1.5 million as amortization expense for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.3 million as amortization expense for the three and nine months ended September 30, 2019, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2020 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2020 (three months)	$504	$128	$(378)
2021	1,990	426	(1,367)
2022	1,909	344	(1,252)
2023	1,632	308	(809)
2024	1,519	284	(719)
Thereafter	9,756	1,230	(1,926)
Total	$17,310	$2,720	$(6,451)

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

Interest income recognized on the receivables totaled less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 30, 2019, respectively. In connection with the sale of the European outdoor advertising portfolio on June 17, 2020, the Partnership completed the sale of an investment in receivable and recognized a gain on sale of investments in receivables in discontinued operations. Additionally, on June 27, 2019, the Partnership completed a sale of its investments in receivables held for sale as of March 31, 2019 and recognized a gain on sale of investments in receivables.

The following table reflects the activity in investments in receivables (in thousands). Prior period amounts have been revised to exclude discontinued operations (in thousands):

	September 30, 2020	December 31, 2019
Investments in receivables – beginning	$5,653	$15,236
Adoption of ASU 2016-13	(53)	—
Sales	—	(8,331)
Other	4	(742)
Repayments	(374)	(519)
Interest accretion	—	9
Investments in receivables – ending	$5,230	$5,653

Annual amounts due as of September 30, 2020, are as follows (in thousands):

2020 (three months)	$250
2021	1,043
2022	1,157
2023	1,260
2024	1,316
Thereafter	5,478
Total	$10,504
Interest	$5,274
Principal	5,230
Total	$10,504

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	September 30, 2020	December 31, 2019
Total assets	$251,865	$255,157

Total liabilities	125,266	127,611
Total equity	126,599	127,546
Total liabilities and equity	$251,865	$255,157

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenue	$3,643	$3,559	$10,773	$10,702
Net income	496	307	2,170	526
Partnership's share in net income	248	154	1,085	263
Distributions declared to the Partnership	725	800	1,651	3,383

8. Discontinued Operations

The following table presents income from discontinued operations in connection with the sale of the European outdoor advertising portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Rental revenue from discontinued operations	$—	$1,471	$3,401	$3,987
Expenses
Property operating	—	174	387	388
General and administrative	—	39	211	96
Acquisition-related	—	47	341	338
Depreciation and amortization	—	177	536	535
Total expenses from discontinued operations	—	437	1,475	1,357
Other income and expenses
Interest and other income	—	56	105	176
Interest expense	—	(342)	(641)	(380)
Unrealized loss on derivatives	—	(889)	(1,799)	(1,936)
Gain (loss) on sale of real property interests	(215)	—	15,508	—
Foreign currency transaction gain	86	1,113	2,721	1,045
Total other income and expenses from discontinued operations	(129)	(62)	15,894	(1,095)
Income (loss) from discontinued operations before income tax expense	(129)	972	17,820	1,535
Income tax expense	42	190	480	475
Income (loss) from discontinued operations	$(171)	$782	$17,340	$1,060

9. Debt

The following table summarizes the Partnership’s debt. Prior period amounts have been revised to exclude discontinued operations (in thousands):

		Outstanding Balance
	Maturity Date	September 30, 2020	December 31, 2019
Revolving credit facility	November 15, 2023	$193,200	$179,500

PACE Special Assessment loan	February 14, 2038	$3,480	$—
4.38% senior secured notes	June 30, 2036	38,303	39,945
Series 2019-1 Class A 3.90%	January 14, 2027	170,000	—
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	57,336	59,124
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	16,905	17,172
Series 2016-1 Class A 3.52%	June 1, 2021	—	82,175
Series 2016-1 Class B 7.02%	June 1, 2021	—	25,100
Secured Notes		286,024	223,516
Discount on Secured Notes		(926)	(1,081)
Deferred loan costs		(4,329)	(5,337)
Secured Notes, net		$280,769	$217,098

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.

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

Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of September 30, 2020, the applicable spread was 1.75%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of September 30, 2020, the applicable annual commitment rate used was 0.125%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of GBP denominated borrowings. As of September 30, 2020, $193.2 million was outstanding and $256.8 million of undrawn borrowing capacity under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with various financial covenants. As of September 30, 2020, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of September 30, 2020, $3.2 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 1.5 to 1.0 for the 2019 Secured Notes, 2.0 to 1.0 for the 2017 Secured Notes and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes. As of September 30, 2020, the Partnership was in compliance with all financial covenants under the Secured Notes.

Other Secured Debt

On September 25, 2020, the Partnership assumed a Property Assessed Clean Energy (“PACE”) Special Assessment bond of $3.5 million in connection with a data center acquisition during the third quarter of 2020. The financing agreement is a previous owner-arranged financing agreement dated July 1, 2018 in which PACE bonds were issued by local municipality to the then current property owner for the purpose of financing energy efficiency improvements to the property. These bonds are secured by the property and mature on February 14, 2038. Payments are made semi-annually over the term. The Partnership has assumed the secured debt, which is included in secured notes, net in the Consolidated Balance Sheet.

The secured notes’ annual principal payment amounts due as of September 30, 2020, are as follows (in thousands):

2020 (three months)	$1,367
2021	6,117
2022 (1)	72,567
2023	6,946
2024	7,293
Thereafter (1)	191,734
Total	$286,024

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense, excluding amounts related to discontinued operations, of $4.1 million and $12.8 million for the three and nine months ended September 30, 2020, respectively, and $3.9 million and $13.1 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, the Partnership had interest payable of $0.3 million and $0.5 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.6 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2019, respectively.

10. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements. Prior period amounts have been revised to exclude discontinued operations (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Liability at
Entered	Value	Rate	Index	Date	Date	September 30, 2020	December 31, 2019
August 24, 2015(1)	$50,000	1.74%	1-month USD LIBOR	10/1/2015	10/1/2022	$—	$(264)
March 23, 2016(1)	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	—	(113)
March 31, 2016(1)	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	—	(4)
March 31, 2016(1)	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	—	(48)
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	(3,697)	(1,045)
September 29, 2020	60,000	0.18	1-month USD LIBOR	9/30/2020	11/15/2023	(57)	—
						$(3,754)	$(1,474)

(1)	In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps.

During the three and nine months ended September 30, 2020, the Partnership recorded a gain of $0.2 million and a loss of $6.5 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized loss on derivative financial instruments on the consolidated statements of operations. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio to terminate certain interest rate swap agreements for approximately $7.6 million including approximately $3.3 million for the GBP denominated interest rate swap agreement with a notional value of £38 million. As of December 31, 2019, the GBP swap agreement had a fair value liability of $1.7 million, which was reclassified to liabilities held for sale in prior period to exclude discontinued operations (Note 4). Additionally, for all periods presented, foreign currency transaction gains and losses resulting from the changes in exchange rates affecting mark-to-market adjustments on the GBP interest rate swap agreement were reclassified to discontinued operations (Note 8).

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreement. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instrument’s change in fair value at September 30, 2020. The following table summarizes the sensitivity of the fair value of the interest rate swap as a result of the analysis performed (in thousands):

		Sensitivity of the Fair Value to Changes in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
June 12, 2017	9/2/2024	(2,852)	(4,841)	(1,890)	(5,870)
September 29, 2020	11/15/2023	839	(985)	1,726	(1,924)

11. Equity

The table below summarizes changes in the number of units outstanding (in units):

				Mezzanine Equity -
		Series A	Series B	Series C
	Common	Preferred	Preferred	Preferred
Balance as of December 31, 2018	25,327,801	1,593,149	2,463,015	2,000,000
Conversion of Series C Preferred Units	14,708	—	—	(11,300)
Issuance under ATM Programs	—	81,007	81,778	—
Unit-based compensation	10,631	—	—	—
Balance as of September 30, 2019	25,353,140	1,674,156	2,544,793	1,988,700

Balance as of December 31, 2019	25,353,140	1,722,041	2,544,793	1,988,700
Conversion of Series C Preferred Units	7,810	—	—	(6,000)
Issuance under ATM Programs	109,724	64,734	84,139	—
Unit-based compensation	7,368	—	—	—
Balance as of September 30, 2020	25,478,042	1,786,775	2,628,932	1,982,700

On December 4, 2019, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on January 30, 2020 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million.

Common Units

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2020, 109,724 Common Units were issued under the 2019 Common Unit ATM Program generating proceeds of approximately $1.8 million before issuance costs.

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2020 Common Unit ATM Program during the nine months ended September 30, 2020.

Preferred Units

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2020, the Partnership issued 84,139 Series B Preferred Units under our Series B ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively. During the nine months ended September 30, 2019, the Partnership issued 81,778 Series B Preferred Units under our Series B ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively.

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2020, the Partnership issued 23,287 Series A Preferred Units under the 2019 Series A ATM Program, generating proceeds of approximately $0.6 million before issuance costs. During the nine months ended September 30, 2019, the Partnership issued 81,007 Series A Preferred Units under our 2019 Series A ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively.

On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series A ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the nine months ended September 30, 2020, the Partnership issued 41,447 Series A Preferred Units under the 2020 Series A ATM Program, generating proceeds of approximately $1.0 million before issuance costs.

On February 28, 2020, the Partnership replaced the Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series B ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under the 2020 Series B ATM Program during the three months ended September 30, 2020.

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

Holders of Series C Preferred Units, at their option, may, at any time and from time to time, convert some or all of their Series C Preferred Units based on an initial conversion rate of 1.3017 common units per Series C Preferred Unit. In the event of a fundamental change, holders of the Series C Preferred Units, at their option, may convert some or all of their Series C Preferred Units into the greater of (i) a number of common units plus a make-whole premium and (ii) a number of common units equal to the lessor of (a) the liquidation preference divided by the market value of our common units on the effective date of such fundamental change and (b) 11.13 (subject to adjustments). On May 15, 2025, May 15, 2028, and each subsequent five-year anniversary date thereafter (each such date, a “designated redemption date”), each holder of Series C Preferred Units shall have the right (a “redemption right”) to require the Partnership to redeem any or all of the Series C Preferred Units held by such holder outstanding on such designated redemption date at a redemption price equal to the liquidation preference of $25.00, plus all accrued and unpaid distributions to, but not including, in each case out of funds legally available for such payment and to the extent not prohibited by law, the designated redemption date (the “put redemption price”). At our option we may pay the redemption in our common units or cash, subject to certain limitations.

At any time on or after May 20, 2025, the Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, at a redemption price of $25.00 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared.

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units’ balances and accreted up to the redemption value. During the nine months ended September 30, 2020, 6,000 Series C Preferred Units were converted into 7,810 Common Units based on the holder’s option. During the nine months ended September 30, 2019, 11,300 Series C Preferred Units were converted into 14,708 Common Units based on the holder’s option.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common Units
September 30, 2019 (1)	October 25, 2019	November 14, 2019	$0.3675	$9,317
December 31, 2019 (1)	January 24, 2020	February 14, 2020	0.3675	9,360
March 31, 2020	April 21, 2020	May 15, 2020	0.2000	5,096
June 30, 2020	July 24, 2020	August 14, 2020	0.2000	5,096
September 30, 2020	October 23, 2020	November 13, 2020	0.2000	5,096
Series A Preferred Units
September 30, 2019	September 20, 2019	October 15, 2019	$0.5000	$837
December 31, 2019	December 20, 2019	January 15, 2020	0.5000	861
March 31, 2020	March 20, 2020	April 15, 2020	0.5000	873
June 30, 2020	June 19, 2020	July 15, 2020	0.5000	873
September 30, 2020	September 18, 2020	October 15, 2020	0.5000	893
Series B Preferred Units
September 30, 2019	October 22, 2019	November 15, 2019	$0.4938	$1,257
December 31, 2019	January 23, 2020	February 18, 2020	0.4938	1,298
March 31, 2020	April 20, 2020	May 15, 2020	0.4938	1,298
June 30, 2020	July 22, 2020	August 17, 2020	0.4938	1,298
September 30, 2020	October 22, 2020	November 16, 2020	0.4938	1,298
Series C Preferred Units
September 30, 2019	October 22, 2019	November 15, 2019	$0.4375	$870
December 31, 2019	January 23, 2020	February 18, 2020	0.4375	870
March 31, 2020	April 20, 2020	May 15, 2020	0.4375	867
June 30, 2020	July 22, 2020	August 17, 2020	0.4375	867
September 30, 2020	October 22, 2020	November 16, 2020	0.4375	867

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the respective quarterly distribution.

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

The calculation of the undistributed net income (loss) attributable to common unitholders for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations	$5,829	$3,204	$5,579	$19,401
Less: Net income attributable to noncontrolling interest	8	7	24	23
Income from continuing operations attributable to limited partners	5,821	3,197	5,555	19,378
Income (loss) from discontinued operations, net of tax	(171)	782	17,340	1,060
Net income attributable to limited partners	5,650	3,979	22,895	20,438
Less:
Distributions declared on Preferred Units	(3,055)	(2,985)	(9,152)	(8,900)
General partner's incentive distribution rights (1)	—	(197)	—	(591)
Accretion of Series C preferred units	(96)	(96)	(289)	(546)
Net income attributable to common unitholders	2,499	701	13,454	10,401
Distributions declared on common units	(5,096)	(9,317)	(15,288)	(27,941)
Undistributed net income (loss)	(2,597)	(8,616)	(1,834)	(17,540)
Undistributed income (loss) from discontinued operations	(171)	782	17,340	1,060
Undistributed loss from continuing operations	$(2,426)	$(9,398)	$(19,174)	$(18,600)

(1)

There were no incentive distributions and incentive allocations for the three and nine months ended September 30, 2020. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the three and nine months ended September 30, 2019 quarterly distribution. For purposes of determining net income per common unit, the amount otherwise due to the general partner has been referenced as a deemed distribution.

The calculation of net income per common unit for the three months ended September 30, 2020 and 2019 is as follows (in thousands, except per unit data):

	Three Months Ended September 30,
	2020	2019
Distributions declared	$5,096	$9,317
Undistributed net loss from continuing operations	(2,426)	(9,398)
Income from continuing operations attributable to common units - basic	2,670	(81)
Income (loss) from discontinued operations attributable to common units - basic	(171)	782
Net income attributable to common units - basic	2,499	701
Income from continuing operations attributable to common units - diluted	2,670	(81)
Income (loss) from discontinued operations attributable to common units - diluted	(171)	782
Net income attributable to common units - diluted	$2,499	$701
Weighted-average units outstanding:
Basic	25,478	25,341
Diluted	25,478	25,341
Income from continuing operations per common unit:
Basic	$0.10	$—
Diluted (1)	$0.10	$—
Income (loss) from discontinued operations per common unit:
Basic	$(0.01)	$0.03
Diluted (1)	$(0.01)	$0.03
Net income per common unit:
Basic	$0.10	$0.03
Diluted (1)	$0.10	$0.03

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended September 30, 2020 and 2019 and, as a result, have been excluded in the determination of diluted earnings per common unit.

The calculation of net income per common unit for the nine months ended September 30, 2020 and 2019 is as follows (in thousands, except per unit data):

	Nine Months Ended September 30,
	2020	2019
Distributions declared	$15,288	$27,941
Undistributed net loss from continuing operations	(19,174)	(18,600)
Income (loss) from continuing operations attributable to common units - basic	(3,886)	9,341
Income from discontinued operations attributable to common units - basic	17,340	1,060
Net income attributable to common units - basic	13,454	10,401
Income (loss) from continuing operations attributable to common units - diluted	(3,886)	9,341
Income from discontinued operations attributable to common units - diluted	17,340	1,060
Net income attributable to common units - diluted	$13,454	$10,401
Weighted-average units outstanding:
Basic	25,472	25,339
Diluted	25,472	25,339
Income (loss) from continuing operations per common unit:
Basic	$(0.15)	$0.37
Diluted (1)	$(0.15)	$0.37
Income from discontinued operations per common unit:
Basic	$0.68	$0.04
Diluted (1)	$0.68	$0.04
Net income per common unit:
Basic	$0.53	$0.41
Diluted (1)	$0.53	$0.41

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the nine months ended September 30, 2020 and 2019 and, as a result, have been excluded in the determination of diluted earnings per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	September 30, 2020		December 31, 2019
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$5,230	$5,264	$5,653	$5,650
Revolving credit facility	193,200	193,200	179,500	179,500
Secured Notes, net	280,769	296,511	217,098	221,577

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

As of September 30, 2020 and December 31, 2019, the Partnership measured the following assets at fair value on a recurring basis. Prior period amount has been revised to exclude discontinued operations (in thousands):

	September 30, 2020	December 31, 2019
Derivative Liabilities (1)	$3,754	$1,474

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

14. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and nine months ended September 30, 2020, Landmark reimbursed us $0.3 million and $2.2 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. For the three and nine months ended September 30, 2019, Landmark reimbursed us $0.8 million and $2.9 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. During the three and nine months ended September 30, 2020, $0.1 million and $0.2 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. During the three and nine months ended September 30, 2019, $0.1 million and $0.2 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three and nine months ended September 30, 2020, we incurred $25,000 and $75,000, respectively, of license fees related to the AIF patent license agreement. During the three and nine months ended September 30, 2019, we incurred $25,000 and $75,000, respectively, of license fees related to the AIF patent license agreement.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2017 secured notes, 0.5% of operating revenue for the 4.38% senior secured notes and 2% of gross revenue for the 2019 secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred less than $0.1 million and $0.1 million of Secured Tenant Site Assets’ management fees during the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.2 million, respectively, of Secured Tenant Site Assets’ management fees during the three and nine months ended September 30, 2019.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three and nine months ended September 30, 2020, the unconsolidated JV incurred $0.1 million and $0.2 million, respectively, of management fees. For the three and nine months ended September 30, 2019, the unconsolidated JV incurred less than $0.1 million and $0.2 million, respectively, of management fees.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. During the three and nine months ended September 30, 2020, the Partnership incurred $3.8 million of acquisition fees related to the third quarter 2020 direct acquisitions, respectively. There were no such fees incurred during the three and nine months ended September 30, 2019.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. There were no incentive distributions and incentive allocations for the three and nine months ended September 30, 2020. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the three and nine months ended September 30, 2019 quarterly distribution totaling $0.2 million and $0.6 million, respectively, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the three and nine months ended September 30, 2020, no amounts were paid under the incentive distribution rights.

Due from Affiliates

At September 30, 2020 and December 31, 2019, the General Partner and its affiliates owed $2.2 million and $1.1 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

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

The statements of operations for the reportable segments are as follows:

For the three months ended September 30, 2020 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$6,465	$3,679	$1,989	$2,095	$—	$14,228
Expenses
Property operating	28	191	70	71	—	360
General and administrative	—	—	—	—	768	768
Depreciation and amortization	1,682	1,263	120	743	—	3,808
Impairments	—	16	—	—	—	16
Total expenses	1,710	1,470	190	814	768	4,952
Total other income and expenses	273	(3)	20	(3)	(3,907)	(3,620)
Income (loss) from continuing operations before income tax benefit	5,028	2,206	1,819	1,278	(4,675)	5,656
Income tax benefit	—	—	—	—	(173)	(173)
Income (loss) from continuing operations	5,028	2,206	1,819	1,278	(4,502)	5,829
Loss from discontinued operations, net of tax	—	(171)	—	—	—	(171)
Net income (loss)	$5,028	$2,035	$1,819	$1,278	$(4,502)	$5,658

For the three months ended September 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$6,336	$3,750	$1,996	$849	$—	$12,931
Expenses
Property operating	25	200	31	5	—	261
General and administrative	—	—	—	—	1,249	1,249
Acquisition-related	—	—	—	—	72	72
Depreciation and amortization	1,994	816	120	288	—	3,218
Impairments	227	215	—	—	—	442
Total expenses	2,246	1,231	151	293	1,321	5,242
Total other income and expenses	361	234	20	—	(5,062)	(4,447)
Income (loss) from continuing operations before income tax expense	4,451	2,753	1,865	556	(6,383)	3,242
Income tax expense	—	—	—	—	38	38
Income (loss) from continuing operations	4,451	2,753	1,865	556	(6,421)	3,204
Income from discontinued operations, net of tax	—	782	—	—	—	782
Net income (loss)	$4,451	$3,535	$1,865	$556	$(6,421)	$3,986

For the nine months ended September 30, 2020 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$19,136	$11,486	$6,062	$5,209	$—	$41,893
Expenses
Property operating	231	610	119	263	—	1,223
General and administrative	—	—	—	—	3,479	3,479
Acquisition-related	—	—	—	—	91	91
Depreciation and amortization	5,967	3,518	360	1,866	—	11,711
Impairments	78	122	—	—	—	200
Total expenses	6,276	4,250	479	2,129	3,570	16,704
Total other income and expenses	1,341	(3)	57	(3)	(21,510)	(20,118)
Income (loss) from continuing operations before income tax benefit	14,201	7,233	5,640	3,077	(25,080)	5,071
Income tax benefit	—	—	—	—	(508)	(508)
Income (loss) from continuing operations	14,201	7,233	5,640	3,077	(24,572)	5,579
Income from discontinued operations, net of tax	—	17,340	—	—	—	17,340
Net income (loss)	$14,201	$24,573	$5,640	$3,077	$(24,572)	$22,919

For the nine months ended September 30, 2019 (in thousands):

			Renewable
	Wireless	Outdoor	Power	Digital
	Communication	Advertising	Generation	Infrastructure	Corporate	Total
Revenue
Rental revenue	$19,126	$11,533	$6,473	$2,701	$—	$39,833
Expenses
Property operating	84	556	376	101	—	1,117
General and administrative	—	—	—	—	4,173	4,173
Acquisition-related	—	—	—	—	276	276
Depreciation and amortization	6,092	2,466	409	866	—	9,833
Impairments	227	419	—	—	—	646
Total expenses	6,403	3,441	785	967	4,449	16,045
Total other income and expenses	5,445	234	7,039	5,878	(19,823)	(1,227)
Income (loss) from continuing operations before income tax expense	18,168	8,326	12,727	7,612	(24,272)	22,561
Income tax expense	—	—	—	—	3,160	3,160
Income (loss) from continuing operations	18,168	8,326	12,727	7,612	(27,432)	19,401
Income from discontinued operations, net of tax	—	1,060	—	—	—	1,060
Net income (loss)	$18,168	$9,386	$12,727	$7,612	$(27,432)	$20,461

The Partnership’s total assets by segment were (in thousands):

	September 30, 2020	December 31, 2019
Segments
Wireless communication	$353,751	$385,848
Outdoor advertising	198,911	169,803
Renewable power generation	100,073	99,856
Digital infrastructure	201,075	66,279
Corporate assets(1)	18,498	133,819
Total assets	$872,308	$855,605

(1)	Prior period amount includes assets of the European outdoor advertising portfolio that have classified as assets held for sale as a result of discontinued operations.

The following table represents the Partnership’s rental revenues by geographic location. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$13,861	$12,631	$40,913	$38,862
Australia	312	283	888	926
Canada	55	17	92	45
Total rental revenue	$14,228	$12,931	$41,893	$39,833

The following table represents the Partnership’s total assets by geographic location (in thousands).

	September 30, 2020	December 31, 2019
United States	$832,582	$726,391
Australia	15,678	13,926
Canada	24,048	888
Europe(1)	—	114,400
Total assets	$872,308	$855,605

(1)	Prior period amount includes assets of the European outdoor advertising portfolio that have classified as assets held for sale as a result of discontinued operations.

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

As of September 30, 2020, the Partnership had approximately $63.8 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

17. Tenant Concentration

For the three and nine months ended September 30, 2020 and 2019, the Partnership had the following tenant revenue concentrations. Prior period concentrations have been revised to exclude discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2020	2019	2020	2019
T-Mobile(1)	14.6%	16.6%	14.7%	15.8%
Clear Channel	10.8%	13.8%	11.2%	13.7%

(1)	On April 1, 2020, T-Mobile and Sprint completed their merger. As a result, prior year concentrations for T-Mobile and Sprint have been combined to reflect the merger.

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

18. Supplemental Cash Flow Information

Noncash investing and financing activities for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Capital contribution to fund general and administrative expense reimbursement	$425	$930
Distributions payable to preferred unitholders	1,835	1,769
Accretion of Series C preferred units	289	546
Conversion of Series C preferred units	150	283
Purchase price for acquisitions and development activities included in accounts payable and accrued liabilities	336	1,099
Assumption of PACE Special Assessment loan	3,354	—
Initial recognition of lease liabilities related to right of use assets	—	10,220
Declared distributions receivable from the unconsolidated joint venture	—	(500)
Adoption of ASU 2016-13	(76)	—
Net cash provided by operating activities of discontinued operations	3,293	1,443
Net cash provided by (used in) investing activities of discontinued operations	115,868	(35,622)
Net cash provided by (used in) financing activities of discontinued operations	(54,185)	51,584
Deemed contribution by the General Partner	—	591
Deemed distribution by the General Partner	—	(591)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$11,813	$10,591
Capitalized interest	1,601	1,349
Income taxes paid	543	2,139

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and in all of the jurisdictions in which we operate, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting the global economy. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. The current economic conditions, including the “stay-at-home” orders and similar mandates, have had and will likely continue to have a negative effect on the outdoor advertising industry. The Partnership has received and is currently reviewing a myriad of short-term rent relief requests from tenants within the outdoor advertising industry, most often in the form of rent deferral requests or amending to percentage rent. Not all tenant requests will ultimately result in modification agreements, nor is the Partnership forgoing its contractual rights under its lease agreements. The three and nine months ended September 30, 2020 results may not be indicative of future results. During the three and nine months ended September 30, 2020, the Partnership generated $3.7 million and $11.5 million in rental revenue from outdoor advertising tenants, $0.1 million and $0.6 million of which was generated from percentage rent provisions, respectively.

The impact of the COVID-19 pandemic on our rental revenue for the fourth quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. On October 23, 2020, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended September 30, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of October 30, 2020. This distribution amount represents on an annualized basis $17.0 million of additional cash available to strengthen our balance sheet and enhance our long-term financial flexibility. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow that will support consistent, growing distributions to our unitholders. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. In addition, 79% of our tenant leases have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the three and nine months ended September 30, 2020, T-Mobile represented approximately 14.6% and 14.7% of rental revenue, respectively.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of September 30, 2020, we had a 94% occupancy rate with 1,841 of our 1,952 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

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

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the nine months ended September 30, 2020 and for the year ended December 31, 2019, the Partnership acquired 14 and 146 tenant sites from third parties for a total consideration of $129.2 million and $52.0 million, respectively. During the nine months ended September 30, 2020, the Partnership deployed two smart poles, 80 DART kiosks and placed in service other assets for a total of $12.6 million.

Sales

The Partnership’s sales of real property interests impacts the period to period comparability of our results of operations. During the nine months ended September 30, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio and recognized a total gain on sale of real property interest of $15.5 million. The operating results of the European outdoor advertising portfolio and the related gain on sale are presented as discontinued operations on the consolidated statements of operations. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets. The Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of British pound sterling (“GBP”) denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million. During the nine months ended September 30, 2019, the Partnership completed sales of its real property interests and investments in receivables for total consideration of $46.4 million and recognized a gain on sale of $18.0 million.

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

Derivative Financial Instruments

Historically, we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives, except for foreign currency changes on interest rate swaps denominated in a foreign currency. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million. On September 29, 2020, the Partnership entered into an interest rate swap agreement with a notional amount of $60 million with a fixed rate at 0.18% per annum and a maturity date of November 15, 2023.

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

During the nine months ended September 30, 2020, the Partnership deployed two smart poles, 80 DART kiosks and placed in service other assets for a total of $12.6 million. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

During the nine months ended September 30, 2020, the Partnership acquired 14 tenant sites from third parties for a total consideration of $129.2 million.

Sales

During the nine months ended September 30, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio and recognized a total gain on sale of real property interest of $15.5 million in discontinued operations. The Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. For the three and nine months ended September 30, 2020, T-Mobile represented approximately 14.6% and 14.7% of rental revenue, respectively.

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

Historical Results of Operations of our Partnership

Segments

In connection with the sale of our European outdoor advertising portfolio, an evaluation of segment reporting thresholds resulted in changes in our segment presentation for all prior periods presented. As of September 30, 2020, we conduct business through four reportable business segments: Wireless Communication, Outdoor Advertising, Renewable Power Generation and Digital Infrastructure. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all three businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple-net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Results of Operations

Our results of operations for all periods presented were affected by the sale of the European outdoor advertising portfolio on June 17, 2020, other asset sales in 2019, and acquisitions made during the year ended December 31, 2019. As of September 30, 2020 and 2019, we had 1,952 and 2,011 available tenant sites with 1,841 and 1,914 leased tenant sites, respectively.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Revenue
Rental revenue	$14,228	$12,931	$1,297
Expenses
Property operating	360	261	99
General and administrative	768	1,249	(481)
Acquisition-related	—	72	(72)
Depreciation and amortization	3,808	3,218	590
Impairments	16	442	(426)
Total expenses	4,952	5,242	(290)
Other income and expenses
Interest and other income	46	142	(96)
Interest expense	(4,068)	(3,917)	(151)
Unrealized gain (loss) on derivatives	154	(1,299)	1,453
Equity income from unconsolidated joint venture	248	154	94
Gain on sale of real property interests	—	473	(473)
Total other income and expenses	(3,620)	(4,447)	827
Income from continuing operations before income tax expense (benefit)	5,656	3,242	2,414
Income tax expense (benefit)	(173)	38	(211)
Income from continuing operations	5,829	3,204	2,625
Income (loss) from discontinued operations, net of tax	(171)	782	(953)
Net income	$5,658	$3,986	$1,672

Rental Revenue

Rental revenue increased $1.3 million primarily due to approximately $1.2 million increase in rental revenue during the three months ended September 30, 2020 attributable to assets acquired subsequent to September 30, 2019. Revenue generated from our wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments was $6.5 million, $3.7 million, $2.0 million and $2.1 million or, 45% , 26%, 14% and 15% of total rental revenue, respectively, during the three months ended September 30, 2020, compared to $6.3 million, $3.8 million, $2.0 million and $0.8 million, or 49%, 29%, 15% and 7% of total rental revenue, respectively, during the three months ended September 30, 2019. The occupancy rates in our wireless communication, outdoor advertising, renewable power generation digital infrastructure segments were 92%, 97%, 100% and 100% respectively, at September 30, 2020 compared to 93%, 98%, 100% and 100%, respectively, at September 30, 2019. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments were $2,022 , $1,789 , $9,474 and $73,030 respectively, during the three months ended September 30, 2020 compared to $1,991, $1,894, $9,429 and $69,773, respectively, during the three months ended September 30, 2019. The Partnership’s rental revenue for three months ended September 30, 2020 was not significantly impacted by COVID-19; however, due the economic uncertainty caused by the outbreak of COVID-19, the Partnership’s outdoor advertising tenants and their operations may be impacted, including their ability to pay rent in future periods resulting in a possible reduction in rental income.

Property Operating

Property operating expenses increased $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in rent expense on assets subject to a ground lease payment and property taxes. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses decreased $0.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease in tax and accounting related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended September 30, 2020 and 2019, Landmark reimbursed us $0.3 million and $0.8 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the three months ended September 30, 2020 and 2019, $0.1 million and $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $0.6 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of acquisitions and the deployment of two smart poles, 80 DART kiosks and other assets placed in service subsequent to September 30, 2019.

Impairments

Impairments decreased $0.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to one terminated lease in our outdoor advertising segment for less than $0.1 million during the three months ended September 30, 2020 compared to four lease terminations for $0.4 million for the three months ended September 30, 2019.

Interest and Other Income

Interest and other income decreased $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the repayment of investments in receivables.

Interest Expense

Interest expense increased $0.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a higher quarterly average debt balance of approximately $410.5 million for the three months ended September 30, 2020 compared to a quarterly average debt balance of approximately $370.5 million during the three months ended September 30, 2019.

Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized loss recorded for the three months ended September 30, 2020 and 2019 reflect the change in fair value of these contracts during those periods. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps including the GBP interest rate swap agreement for a total of approximately $7.6 million.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the three months ended September 30, 2019, the Partnership recognized a gain on sale of real property interests of $0.4 million primarily related to the sale of real property interests to a third party. There was no gain on sale of real property interests recognized during the three months ended September 30, 2020.

Income Tax Expense (Benefit)

During the three months ended September 30, 2020, the Partnership recorded a net tax benefit of $0.2 million as a result of an increase to deferred tax assets related to a higher US state effective tax rate.

Income (Loss) from Discontinued Operations, Net of Tax

On June 17, 2020, the Partnership sold its European outdoor advertising portfolio for a purchase price of £95 million and recognized a total gain on sale of $15.5 million. The sale of the European outdoor advertising portfolio met the criteria as discontinued operations in June 2020. As a result, we reclassified the operating results of the European outdoor advertising portfolio and gain on sale to discontinued operations and excluded these amounts from income from continuing operations for all periods presented on the consolidated statements of operations.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

The following table summarizes the consolidated statements of operations of the Partnership for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Revenue
Rental revenue	$41,893	$39,833	$2,060
Expenses
Property operating	1,223	1,117	106
General and administrative	3,479	4,173	(694)
Acquisition-related	91	276	(185)
Depreciation and amortization	11,711	9,833	1,878
Impairments	200	646	(446)
Total expenses	16,704	16,045	659
Other income and expenses
Interest and other income	317	588	(271)
Interest expense	(12,759)	(13,059)	300
Loss on early extinguishment of debt	(2,231)	—	(2,231)
Unrealized loss on derivatives	(6,530)	(7,027)	497
Equity income from unconsolidated joint venture	1,085	263	822
Gain on sale of real property interests	—	18,008	(18,008)
Total other income and expenses	(20,118)	(1,227)	(18,891)
Income from continuing operations before income tax expense (benefit)	5,071	22,561	(17,490)
Income tax expense (benefit)	(508)	3,160	(3,668)
Income from continuing operations	5,579	19,401	(13,822)
Income from discontinued operations, net of tax	17,340	1,060	16,280
Net income	$22,919	$20,461	$2,458

Rental Revenue

Rental revenue increased $2.1 million primarily due to $1.7 million increase during the nine months ended September 30, 2020 attributable to the full year of rental revenue in 2020 for tenant sites acquired during 2019. Additionally, revenue for the nine months ended September 30, 2020 includes approximately $0.4 million of rental revenue as a result of lease amendments and contractual lease escalators, subsequent to September 30, 2019. Revenue generated from our wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments was $19.1 million, $11.5 million, $6.1 million and $5.2 million, or 46%, 27%, 15% and 12% of total rental revenue, respectively, during the nine months ended September 30, 2020, compared to $19.1 million, $11.5 million, $6.5 million and $2.7 million or 48%, 29%, 16% and 7% of total rental revenue, respectively, during the nine months ended September 30, 2019. The occupancy rates in our wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments were 92%, 97%, 100% and 100% respectively, at September 30, 2020 compared to 93%, 98%, 100% and 100%, respectively, at September 30, 2019. Additionally, our effective monthly rental rates per tenant site for wireless communication, outdoor advertising, renewable power generation and digital infrastructure segments were $2,000, $1,942, $9,627 and $60,449 respectively, during the nine months ended September 30, 2020 compared to $1,948, $1,939, $9,233, and $73,657, respectively, during the nine months ended September 30, 2019. The Partnership’s rental revenue for nine months ended September 30, 2020 was not significantly impacted by COVID-19; however, due the economic uncertainty caused by the outbreak of COVID-19, the Partnership’s outdoor advertising tenants and their operations may be impacted, including their ability to pay rent in future periods resulting in a possible reduction in rental income.

Property Operating

Property operating expense increased $0.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in rent expense on assets subject to a ground lease payment and property taxes. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses decreased $0.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a decrease in legal and accounting related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under our omnibus agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to the greater of $162,500 and 3% of our revenue during the preceding calendar quarter. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the nine months ended September 30, 2020 and 2019, Landmark reimbursed us $2.2 million and $2.9 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the nine months ended September 30, 2020 and 2019, $0.2 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of acquisitions and the deployment of two smart poles, 80 DART kiosks and other assets placed in service subsequent to September 30, 2019.

Impairments

Impairments decreased $0.4 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to four lease terminations one expiring lease in our wireless and outdoor advertising segments for $0.2 million during the nine months ended September 30, 2020, compared to five lease terminations in our outdoor advertising segment and one in our wireless communications segment for $0.6 million for the nine months ended September 30, 2019.

Interest and Other Income

Interest and other income decreased $0.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of the sale of investments in receivables of $8.3 million in 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense decreased $0.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a lower daily average debt balance of approximately $114.1 million during the nine months ended September 30, 2020 compared to a daily average debt balance of approximately $157.6 million during the nine months ended September 30, 2019.

Loss on Early Extinguishment of Debt

In connection with the issuance of the 2019 Secured Notes, the Partnership repaid in full the 2016 Secured Notes by $108 million. The unamortized balance of the deferred loan costs totaling $1.2 million and a $1.0 million make-whole payment were recorded as a loss on extinguishment of debt during the nine months ended September 30, 2020.

Unrealized Loss on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized loss recorded for the nine months ended September 30, 2020 and 2019 reflect the change in fair value of these contracts during those periods. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps including the GBP interest rate swap agreement for a total of approximately $7.6 million.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the nine months ended September 30, 2019, the Partnership recognized a gain on sale of real property interests of $18.0 million primarily related to the sale of real property interests and investments in receivables to a third party. There was no gain on sale of real property interests recognized during the nine months ended September 30, 2020.

Income Tax Expense (Benefit)

During the nine months ended September 30, 2020, the Partnership recorded a net tax benefit of $0.5 million as a result of an increase to deferred tax assets related to a higher US state effective tax rate. During the nine months ended September 30, 2019, the Partnership recorded a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.0 million income tax expense related to the gain.

Income (Loss) from Discontinued Operations, Net of Tax

On June 17, 2020, the Partnership sold its European outdoor advertising portfolio for a purchase price of £95 million and recognized a total gain on sale of $15.5 million. The sale of the European outdoor advertising portfolio met the criteria as discontinued operations in June 2020. As a result, we reclassified the operating results of the European outdoor advertising portfolio and gain on sale to discontinued operations and excluded these amounts from income from continuing operations for all periods presented on the consolidated statements of operations.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$11,886	$5,071	$31,982	$21,954
Unit-based compensation	—	—	(120)	(130)
Unrealized gain (loss) on derivatives	154	(2,188)	(8,329)	(8,963)
Loss on early extinguishment of debt	—	—	(2,231)	—
Depreciation and amortization expense	(3,808)	(3,395)	(12,247)	(10,368)
Amortization of above- and below-market rents, net	245	216	726	654
Amortization of deferred loan costs	(549)	(687)	(1,569)	(2,029)
Amortization of discount on secured notes	(91)	(93)	(276)	(279)
Receivables interest accretion	—	3	—	9
Impairments	(16)	(442)	(200)	(646)
Gain (loss) on sale of real property interests	(215)	473	15,508	18,008
Adjustment for uncollectible accounts	(45)	(102)	(195)	(107)
Equity income from unconsolidated joint venture	248	154	1,085	263
Distributions of earnings from unconsolidated joint venture	(726)	(300)	(1,651)	(2,883)
Foreign currency transaction gain	86	1,113	2,721	1,045
Working capital changes	(1,511)	4,163	(2,285)	3,933
Net income	$5,658	$3,986	$22,919	$20,461
Interest expense	4,068	4,259	13,400	13,439
Depreciation and amortization expense	3,808	3,395	12,247	10,368
Income tax expense (benefit)	(131)	228	(28)	3,635
EBITDA	$13,403	$11,868	$48,538	$47,903
Impairments	16	442	200	646
Acquisition-related	—	119	432	614
Unrealized (gain) loss on derivatives	(154)	2,188	8,329	8,963
Loss on early extinguishment of debt	—	—	2,231	—
(Gain) loss on sale of real property interests	215	(473)	(15,508)	(18,008)
Unit-based compensation	—	—	120	130
Straight line rent adjustments	7	145	384	414
Amortization of above- and below-market rents, net	(245)	(216)	(726)	(654)
Repayments of investments in receivables	152	156	395	430
Adjustments for investment in unconsolidated joint venture	1,430	1,526	3,920	4,670
Foreign currency transaction gain	(86)	(1,113)	(2,721)	(1,045)
Deemed capital contribution due to cap on general and administrative expense reimbursement	425	930	2,455	3,058
Adjusted EBITDA	$15,163	$15,572	$48,049	$47,121

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$5,658	$3,986	$22,919	$20,461
Adjustments:
Depreciation and amortization expense	3,808	3,395	12,247	10,368
Impairments	16	442	200	646
(Gain) loss on sale of real property interests, net of income taxes	215	(500)	(15,508)	(14,982)
Adjustments for investment in unconsolidated joint venture	742	792	1,825	2,568
Distributions to preferred unitholders	(3,055)	(2,985)	(9,152)	(8,900)
Distributions to noncontrolling interests	(8)	(7)	(24)	(23)
FFO attributable to common unitholders	$7,376	$5,123	$12,507	$10,138
Adjustments:
General and administrative expense reimbursement	425	930	2,455	3,058
Acquisition-related expenses	—	119	432	614
Unrealized (gain) loss on derivatives	(154)	2,188	8,329	8,963
Straight line rent adjustments	7	145	384	414
Unit-based compensation	—	—	120	130
Amortization of deferred loan costs and discount on secured notes	640	780	1,845	2,308
Amortization of above- and below-market rents, net	(245)	(216)	(726)	(654)
Deferred income tax expense (benefit)	(152)	56	(460)	109
Loss on early extinguishment of debt	—	—	2,231	—
Repayments of receivables	152	156	395	430
Adjustments for investment in unconsolidated joint venture	26	38	103	63
Foreign currency transaction gain	(86)	(1,113)	(2,721)	(1,045)
AFFO attributable to common unitholders	$7,989	$8,206	$24,894	$24,528

FFO per common unit - diluted	$0.29	$0.20	$0.49	$0.40
AFFO per common unit - diluted	$0.31	$0.32	$0.98	$0.97
Weighted average common units outstanding - diluted	25,478	25,341	25,472	25,339

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

On October 23, 2020, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended September 30, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of October 30, 2020. This distribution amount represents on an annualized basis $17.0 million of additional cash available to strengthen our balance sheet and enhance our long-term financial flexibility. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement.

We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.2 million per quarter, or approximately $8.8 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of October 1, 2020 and November 2, 2020, respectively. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of September 30, 2020, there were 1,982,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common Units
September 30, 2019 (1)	$0.3675	$9,317	November 14, 2019
December 31, 2019 (1)	0.3675	9,360	February 14, 2020
March 31, 2020	0.2000	5,096	May 15, 2020
June 30, 2020	0.2000	5,096	August 14, 2020
September 30, 2020	0.2000	5,096	November 13, 2020
Series A Preferred Units
September 30, 2019	$0.5000	$837	October 15, 2019
December 31, 2019	0.5000	861	January 15, 2020
March 31, 2020	0.5000	873	April 15, 2020
June 30, 2020	0.5000	873	July 15, 2020
September 30, 2020	0.5000	893	October 15, 2020
Series B Preferred Units
September 30, 2019	$0.4938	$1,257	November 15, 2019
December 31, 2019	0.4938	1,298	February 18, 2020
March 31, 2020	0.4938	1,298	May 15, 2020
June 30, 2020	0.4938	1,298	August 17, 2020
September 30, 2020	0.4938	1,298	November 16, 2020
Series C Preferred Units
September 30, 2019	$0.4375	$870	November 15, 2019
December 31, 2019	0.4375	870	February 18, 2020
March 31, 2020	0.4375	867	May 15, 2020
June 30, 2020	0.4375	867	August 17, 2020
September 30, 2020	0.4375	867	November 16, 2020

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations for the respective quarterly distribution.

As of September 30, 2020, we had $474.0 million of total outstanding indebtedness. As of October 30, 2020, the Partnership had $193.2 million of outstanding borrowings on our revolving credit facility, and we had $256.8 million of undrawn borrowing capacity (including standby letter of credit arrangement of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$31,982	$21,954
Net cash used in investing activities	(23,960)	(4,927)
Net cash used in financing activities	(8,405)	(14,436)

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

Net cash provided by operating activities.  Net cash provided by operating activities increased $10.0 million to $32.0 million for the nine months ended September 30, 2020 compared to $22.0 million for the nine months ended September 30, 2019. The increase is primarily attributable to asset acquisitions and the timing of prepaid expenses, other assets and payments of accounts payable and accrued liabilities, which is partially offset by a reduction in return on investment in the unconsolidated joint venture.

Net cash used in investing activities.  Net cash used in investing activities was $24.0 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $4.9 million for the nine months ended September 30, 2019. The change in net cash used in investing activities was primarily due to cash used for asset acquisitions and development activities during the nine months ended September 30, 2020 and 2019, partially offset by the proceeds received from the sale of the European outdoor advertising portfolio during the nine months ended September 30, 2020 compared to the proceeds received from the sale of real property interests in 2019.

Net cash used in financing activities.  Net cash used in financing activities was $8.4 million for the nine months ended September 30, 2020 compared to net cash used in financing activities of $14.4 million for the nine months ended September 30, 2019. The change in net cash used in financing activities was primarily attributable to $7.6 million of payments on the settlement of derivatives and $1.8 million of cash used for deferred loan costs offset by $6.0 million in net proceeds on the revolving credit facility and secured notes, $1.4 million in proceeds from equity offerings and a $8.0 million decrease in distributions.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of September 30, 2020, the applicable spread was 1.75%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of September 30, 2020, the applicable annual commitment rate used was 0.125%.

As of September 30, 2020, we had $193.2 million of total outstanding indebtedness under our revolving credit facility with $256.8 million available under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants. As of September 30, 2020, the Partnership was in compliance with all financial covenants required under the revolving credit facility. As of October 30, 2020, the Partnership had $193.2 million of outstanding borrowings on our revolving credit facility, and we had $256.8 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Secured Notes

On January 15, 2020, certain subsidiaries of the Partnership entered into a master note purchase and participation agreement (“MNPPA”) pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement (the “2019 Secured Notes”). The 2019 Secured Notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million. In connection with the issuance of the 2019 Secured Notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% Senior Secured Notes, in a private placement, and may from time to time issue and sell additional senior secured notes, in an aggregate principal amount when aggregated with the initial principal amount of up to $225 million. The 4.38% Senior Secured Notes are obligations of certain special purpose subsidiaries of the Partnership, including the issuer of the 4.38% Senior Secured Notes, LMRK PropCo SO LLC (the “4.38% Senior Secured Notes Issuer”), and are not obligations of the Partnership or any of its other subsidiaries (including the obligors with respect to the 4.38% Senior Secured Notes). The assets and credit of such obligors are not available to satisfy the debts and obligations of the Partnership or any of its other affiliates (other than the obligors with respect to the 4.38% Senior Secured Notes). In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership obtained a standby letter of credit arrangement totaling $2.4 million.

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

The secured notes described above are collectively referred to as the “Secured Notes” and were issued in separate classes as indicated in the table below. The Class B notes of the Series 2017-1 are subordinated in right of payment to the Class A notes of such series.

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

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 9, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of September 30, 2020, $3.2 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

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

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of September 30, 2020, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

During the nine months ended September 30, 2020, the Partnership issued a total of 109,724 Common Units, 23,287 Series A Preferred Units and 84,139 Series B Preferred Units under the 2019 ATM programs generating total proceeds of approximately $4.5 million before issuance costs. During the nine months ended September 30, 2020, the Partnership issued 41,447 Series A Preferred Units under the 2020 Series A ATM Program, generating proceeds of approximately $1.0 million before issuance costs. There were no Common Units or Series B Preferred Units issued under the 2020 ATM programs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. In connection with the issuance of the 2019 Secured Notes, the Partnership has a standby letter of credit arrangement totaling $3.4 million. As of September 30, 2020, there were no amounts drawn on the standby letters of credit.

As of September 30, 2020, the Partnership does not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of September 30, 2020, our revolving credit facility had an outstanding balance of $193.2 million. As of September 30, 2020, we have hedged $110 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale and available cash to repay borrowings totaling $115 million on the revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of September 30, 2020, there were 1,982,700 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets, we are exposed to market risk from changes in foreign currency exchange rates. Approximately 3% and 3% of rental revenue from continuing operations was denominated in foreign currencies for the three months ended September 30, 2020 and 2019, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

1.3

At-the-Market Issuance Sales Agreement, dated as of February  28, 2020, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (Series B Preferred) (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 28, 2020).

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

10.1

Amendment No. 1 and Waiver to Third Amended and Restated Credit Agreement, dated November 5, 2019 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 6, 2019).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on November 4, 2020.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer