Form 10-K
period 2020-12-31
Landmark Infrastructure Partners LP
filed 2021-02-24
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $9.90, was approximately $252 million.

The registrant had 25,488,992 common units outstanding at February 18, 2021.

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

•	the number of completed infrastructure developments;
•	the return on acquisitions and infrastructure developments;
•	the prices we pay for our acquisitions of real property;
•	our management’s and our general partner’s conflicts of interest with our own;
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

•	other events outside of our control; and
•	certain factors discussed elsewhere in this Annual Report on Form 10-K.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1. Business and Properties

Overview

We are a growth‑oriented partnership formed by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, digital infrastructure, outdoor advertising and renewable power generation industries. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). Our common units are listed on the NASDAQ Global Market under the symbol “LMRK”. The Partnership holds substantially all of its assets in a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ending December 31, 2017. We intend to continue to own and operate substantially all of our assets through the REIT Subsidiary. Our legal structure substantially eliminates unrelated business taxable income allocated by the Partnership to tax-exempt investors, including individuals investing through tax-deferred accounts such as an individual retirement account, and we do not intend to generate state source income.

Our real property interests underlie our tenants’ infrastructure assets, which include freestanding cellular towers and rooftop wireless sites, powered shell spaces for data centers, billboards, wind turbines, solar arrays and development equipment. These assets are essential to the operations and profitability of our tenants. We seek to acquire real property interests subject to triple net or effectively triple net lease arrangements containing contractual rent increase clauses, or “rent escalators,” which we believe provide us with stable, predictable and growing cash flow. In certain instances, we own the infrastructure and lease the infrastructure to our tenants.

Our real property interests generally consist of a diversified portfolio of long‑term and perpetual easements, tenant lease assignments, fee simple properties and infrastructure assets located primarily in the United States and Canada. These real property interests and other infrastructure entitle us to receive rental payments from leases on our 1,986 tenant sites. Approximately 75% of our leased tenant sites are leased to large, publicly traded companies (or their affiliates) that have a national footprint and for our renewable power generation segment includes tenants with power purchase agreements with subsidiaries or affiliates of high credit rated utilities or high quality offtakers. These tenants, which we refer to as our “Tier 1” tenants, are comprised of AT&T Mobility, T‑Mobile and Verizon in the wireless carrier industry, Crown Castle, American Tower and SBA Communications in the cellular tower industry, Clear Channel Outdoor, Outfront Media and Lamar Advertising in the outdoor advertising industry, and Southern California Edison in the renewable power generation industry. Tenants in our digital infrastructure segment are excluded from “Tier 1” tenants. For our digital infrastructure industry, we focus on leasing our mission-critical data centers located in strategic markets in the United States to high-quality tenants.

We believe the terms of our tenant lease arrangements provide us with stable, predictable and growing cash flow. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. As of December 31, 2020, 83% of our tenant leases (94% of rental revenue for the three months ended December 31, 2020) have contractual rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. In addition, we believe the physical infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants. When combined with the challenges and costs of relocating these infrastructure assets and the key strategic locations of our real property interests, we expect continued high tenant retention and occupancy rates. As of December 31, 2020, we had a 94% occupancy rate, with 1,874 of our 1,986 total available tenant sites leased.

We benefit significantly from our relationship with Landmark, our Sponsor. Landmark, a private company formed in 2010, is one of the largest acquirers of real property interests underlying the operationally essential infrastructure assets in the wireless communication, digital infrastructure, outdoor advertising and renewable power generation industries. We believe Landmark’s asset acquisition and management platform will benefit us by providing us with acquisitions and development opportunities. Please read “Our Relationship with Landmark” and “Infrastructure Development”.

We conduct business through four reportable business segments: Wireless Communication, Digital Infrastructure, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all of these businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple net. We believe this measure provides investors with relevant and useful information because it is presented on an unlevered basis. See Notes to the Consolidated Financial Statements for additional information on our business segments.

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

The table below provides an overview of our portfolio of real property interests as of December 31, 2020.

Our Real Property Interests

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average		Average
			Remaining			Remaining		Monthly	Quarterly	Percentage
	Number of		Property			Lease	Tenant Site	Effective Rent	Rental	of Quarterly
	Infrastructure		Interest			Term	Occupancy	Per Tenant	Revenue	Rental
Real Property Interest	Locations(1)	Number	(Years)		Number	(Years)(2)	Rate(3)(4)	Site(4)(5)	(in thousands)(6)	Revenue(6)
Tenant Lease Assignment with Underlying Easement
Wireless Communication	703	909	75.6	(7)	847	34.7			$5,264	31%
Digital Infrastructure	1	1	99.0	(7)	1	8.7			450	3%
Outdoor Advertising	544	732	84.6	(7)	706	15.5			3,295	20%
Renewable Power Generation	15	47	29.2	(7)	47	33.9			292	2%
Subtotal	1,263	1,689	74.4	(7)	1,601	26.8			$9,301	56%
Tenant Lease Assignment only(8)
Wireless Communication	115	169	45.1		149	16.6			$1,084	6%
Outdoor Advertising	33	36	61.2		34	12.5			213	1%
Renewable Power Generation	6	6	46.6		6	24.4			57	—%
Subtotal	154	211	47.9		189	16.1			$1,354	7%
Tenant Lease on Fee Simple
Wireless Communication	17	28	99.0	(7)	26	26.8			$175	1%
Digital Infrastructure	13	13	99.0	(7)	13	24.4			4,236	25%
Outdoor Advertising	26	28	99.0	(7)	28	6.6			221	1%
Renewable Power Generation	14	17	99.0	(7)	17	28.4			1,659	10%
Subtotal	70	86	99.0	(7)	84	20.3			$6,291	37%
Total	1,487	1,986	69.6	(9)	1,874	25.4			$16,946	100%
Aggregate Portfolio
Wireless Communication	835	1,106	66.4		1,022	31.9	92%	$2,045	$6,523	38%
Digital Infrastructure	14	14	99.0		14	23.3	100%	115,367	4,686	28%
Outdoor Advertising	603	796	75.2		768	15.0	96%	1,875	3,729	22%
Renewable Power Generation	35	70	35.2		70	30.1	100%	9,562	2,008	12%
Total	1,487	1,986	69.6	(9)	1,874	25.4	94%	$3,150	$16,946	100%

(1)

“Available Tenant Sites” means the number of individual sites that could be leased. For example, if we have an easement on a single rooftop, on which three different tenants can lease space from us, this would be counted as three “tenant sites,” and all three tenant sites would be at a single infrastructure location with the same address.

(2)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, digital infrastructure, outdoor advertising, renewable power generation and total portfolio as of December 31, 2020 were 2.8, 9.9, 7.0, 16.8 and 4.7 years, respectively.

(3)	Represents number of leased tenant sites divided by number of available tenant sites.
(4)	Occupancy and average monthly effective rent per tenant site are shown only on an aggregate portfolio basis by industry.
(5)	Represents total monthly revenue excluding the impact of amortization of above and below market lease intangibles divided by the number of leased tenant sites.
(6)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables.
(7)	Fee simple ownership and perpetual easements are shown as having a term of 99 years for purposes of calculating the average remaining term.
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

(9)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 61 years.

Our real property interests entitle us to receive rental payments from tenant leases in the wireless communication, outdoor advertising and renewable power generation industries. The table below summarizes our Tier 1 tenants which comprised approximately 75% of our leased tenant sites as of December 31, 2020. Tenants in our digital infrastructure segment are excluded from the following table. For our digital infrastructure industry, we focus on leasing our mission-critical data centers located in strategic markets in the United States to high-quality tenants.

Our Tier 1 Tenants by Industry

Wireless Communication				Outdoor Advertising		Renewable Power Generation
Wireless Carriers		Tower Companies
	% of Total		% of Total		% of Total		% of Total
	Leased		Leased		Leased		Leased
Tenant	Tenant Sites	Tenant	Tenant Sites	Tenant	Tenant Sites	Offtaker	Tenant Sites
T-Mobile	15%	Crown Castle	9%	Lamar Advertising	9%	Southern California Edison	2%
AT&T Mobility	7%	American Tower	7%	Outfront Media	9%	Others	1%
Verizon	7%	SBA Communications	2%	Clear Channel Outdoor	7%
Total	29%	Total	18%	Total	25%	Total	3%

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

The table below presents an overview of the structures underlying our real property interests, as of December 31, 2020.

Our Real Property Interests by Structure Type

		Available Tenant			Leased Tenant
		Sites(1)			Sites
			Average			Average
			Remaining			Remaining	Quarterly	Percentage
	Number of		Property			Lease	Rental	of Quarterly
	Infrastructure		Interest			Term	Revenue	Rental
Structure Type	Locations(1)	Number	(Years)(2)		Number	(Years)(3)	(in thousands)(4)	Revenue(4)
Rooftops	290	416	57.5		361	11.6	$2,910	17%
Towers	416	458	74.4		446	46.7	2,431	14%
Billboards	579	684	75.2		656	15.0	3,708	22%
Digital kiosks	24	112	9.8		112	19.8	21	—%
Data centers	14	14	99.0		14	23.3	4,686	28%
Other structures	99	121	72.9		117	40.5	687	4%
Equipment only(5)	32	114	59.7		101	12.8	571	3%
Wind turbines	16	47	30.9		47	36.2	251	2%
Solar arrays	17	20	65.6		20	25.7	1,681	10%
Total	1,487	1,986	69.6	(6)	1,874	25.4	$16,946	100%

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

(3)

Assumes the exercise of all remaining renewal options. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, digital infrastructure, outdoor advertising, renewable power generation and total portfolio as of December 31, 2020 were 2.8, 9.9, 7.0, 16.8 and 4.7 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables.
(5)

In certain instances, we lease our tenant site for our tenant’s base station and equipment, but the tenant’s antenna array and related hardware are located on infrastructure owned by a third party. We refer to this type of arrangement as an “equipment only” lease. At 55 infrastructure locations, we have leased space for equipment together with other structures.

(6)	Excluding perpetual ownership rights, the average remaining property interest term on our tenant sites is approximately 61 years.

We are geographically diversified with assets primarily located throughout the United States, and no single state accounted for more than 13% of our tenant sites as of December 31, 2020 and 25% of total revenue for the year ended December 31, 2020. Additionally, the majority of our wireless communication and outdoor advertising assets are located in major cities, significant intersections, and traffic arteries in the United States that benefit from high urban density, favorable demographic trends, strong traffic counts and strict zoning restrictions with legacy zoning rights (commonly referred to as “grandfather clauses.”) These attributes enhance the long‑term value of our real property interests, as our wireless communication and outdoor advertising tenants are focused on placing their assets in dense areas with large populations and along high‑traffic corridors. Additionally, local zoning regulations often restrict the construction of new cellular towers, rooftop wireless structures and outdoor advertising and billboard structures, creating barriers to entry and a supply shortage.

Our digital infrastructure assets are mission-critical, high-quality, network-neutral powered shell data centers, primarily supporting colocation and enterprise tenants, in strategic markets across the United States and Canada. The powered shell data centers are highly-specialized facilities that are expensive and require significant technical expertise to build and manage, creating high barriers to entry. Typically, these powered shells are data center properties whereby the landlord makes the initial capital investment required to complete an exterior structure with access to power and fiber optics, with tenants providing all additional capital required to build-out the interior and convert the asset into a fully operational data center. Tenant turnover is infrequent due to the significant upfront tenant investments into the property and the high cost and risk of potential disruption from relocating critical IT infrastructure. At expiration or termination of the lease, the equipment either remains at the property, free and clear of any debt, or the operator has the right to relocate the equipment but is typically left behind as it is not economical to relocate. We believe this leads to improved value of our assets and further increases the likelihood for continued high occupancy.

The table below summarizes our real property interests by state as of December 31, 2020.

Our Real Property Interests by State

	Wireless Communication		Digital Infrastructure		Outdoor Advertising		Renewable Power Generation		Total
	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Number of	Quarterly	Percentage of
	Available	Rental	Available	Rental	Available	Rental	Available	Rental	Available	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Sites	(in thousands)(1)	Revenue
United States
Alabama	6	$21	—	$—	8	$28	—	$—	14	$49	0.3%
Alaska	2	6	—	—	—	—	—	—	2	6	—%
Arizona	35	165	—	—	20	75	—	—	55	240	1.4%
Arkansas	11	33	—	—	4	8	—	—	15	41	0.2%
California	150	960	—	—	25	1,175	41	1,503	216	3,638	21.5%
Colorado	30	193	—	—	6	58	—	—	36	251	1.5%
Connecticut	21	146	—	—	10	49	—	—	31	195	1.2%
District of Columbia	1	8	—	—	—	—	—	—	1	8	—%
Florida	53	421	—	—	71	295	1	15	125	731	4.3%
Georgia	13	63	1	725	80	291	—	—	94	1,079	6.4%
Hawaii	1	9	—	—	—	—	1	40	2	49	0.3%
Iowa	3	8	—	—	3	4	—	—	6	12	0.1%
Idaho	1	1	—	—	—	—	—	—	1	1	—%
Illinois	71	440	—	—	48	251	2	63	121	754	4.4%
Indiana	5	28	—	—	25	56	1	1	31	85	0.5%
Kansas	14	56	—	—	4	6	4	8	22	70	0.4%
Kentucky	5	21	—	—	3	7	—	—	8	28	0.2%
Louisiana	10	27	—	—	4	5	—	—	14	32	0.2%
Massachusetts	38	231	2	633	6	109	1	22	47	995	5.9%
Maryland	7	69	—	—	6	21	—	—	13	90	0.5%
Michigan	16	78	4	1,267	41	70	1	2	62	1,417	8.4%
Minnesota	11	78	—	—	25	129	—	—	36	207	1.2%
Missouri	20	92	—	—	45	131	—	—	65	223	1.3%
Mississippi	10	27	—	—	12	3	—	—	22	30	0.2%
Montana	2	6	—	—	—	—	—	—	2	6	—%
North Carolina	10	51	1	11	19	49	5	42	35	153	0.9%
North Dakota	5	10	—	—	1	3	—	—	6	13	0.1%
Nebraska	2	4	1	294	4	9	—	—	7	307	1.8%
New Hampshire	3	41	—	—	1	2	—	—	4	43	0.3%
New Jersey	103	779	1	450	5	28	4	257	113	1,514	8.9%
New Mexico	6	38	—	—	2	2	—	—	8	40	0.2%
Nevada	35	113	—	—	11	103	2	9	48	225	1.3%
New York	119	972	—	—	6	49	—	—	125	1,021	6.0%
Ohio	25	129	—	—	17	38	—	—	42	167	1.0%
Oklahoma	11	41	—	—	5	—	2	10	18	51	0.3%
Oregon	22	130	—	—	3	33	—	—	25	163	1.0%
Pennsylvania	31	139	—	—	14	47	1	3	46	189	1.1%
Rhode Island	3	21	—	—	1	4	—	—	4	25	0.1%
South Carolina	6	39	—	—	11	13	—	—	17	52	0.3%
South Dakota	8	14	—	—	—	—	—	—	8	14	0.1%
Tennessee	8	32	—	—	25	63	—	—	33	95	0.6%
Texas	80	301	1	233	171	220	2	26	254	780	4.6%
Utah	13	51	—	—	18	13	—	—	31	64	0.4%
Virginia	7	33	—	—	3	9	—	—	10	42	0.2%
Vermont	3	65	—	—	—	—	—	—	3	65	0.4%
Washington	15	95	1	5	4	11	—	—	20	111	0.7%
West Virginia	1	3	—	—	8	11	—	—	9	14	0.1%
Wisconsin	19	96	1	581	4	18	1	3	25	698	4.1%
Wyoming	1	4	—	—	2	2	1	4	4	10	0.1%
Total US	1,072	$6,388	13	$4,199	781	$3,498	70	$2,008	1,936	$16,093	95.0%
International	34	$135	1	$487	15	$231	—	$—	50	$853	5.0%
Total	1,106	$6,523	14	$4,686	796	$3,729	70	$2,008	1,986	$16,946	100.0%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables.

Approximately 70% and 80% of our tenant sites are located in Top‑50 and Top‑100 ranked Basic Trading Areas (“BTA”), respectively, including New York, Los Angeles and Chicago. We believe our locations in major metropolitan population centers are highly desirable for our tenants in the wireless communication and outdoor advertising industries seeking to reach a large customer base.

The table below summarizes our real property interests by BTA rank as of December 31, 2020.

Our Real Property Interests Ranked by Basic Trading Area (1)

	Wireless Communication		Outdoor Advertising		Total(2)
		Quarterly		Quarterly		Quarterly	Percentage of
	Number of	Rental	Number of	Rental	Number of	Rental	Quarterly
	Tenant	Revenue	Tenant	Revenue	Tenant	Revenue	Rental
BTA Rank	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Sites	(in thousands)(3)	Revenue
1 - 5	398	$2,855	85	$1,545	483	$4,400	45%
6 - 10	64	336	227	479	291	815	8%
11 - 20	140	937	88	532	228	1,469	15%
21 - 50	137	717	154	511	291	1,228	12%
51 - 100	111	560	96	248	207	808	8%
Subtotal (Top 100)	850	5,405	650	3,315	1,500	8,720	88%
101+	222	983	131	183	353	1,166	12%
Total	1,072	$6,388	781	$3,498	1,853	$9,886	100%

(1)	Ranked by population.
(2)

Excludes tenant sites in the digital infrastructure and renewable power generation industries and international locations. BTA rank is not a relevant metric for the digital infrastructure and renewable power generation industries.

(3)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables.

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

The terms of our easements and lease assignments generally range from 15 years to 99 years with certain assets having perpetual easement terms. The average remaining term of our easements and lease assignments is approximately 70 years (assuming perpetual easements, which comprise approximately 33% of our total easements, have a term of 99 years). When we acquire an easement or lease assignment in connection with a property subject to a mortgage, we generally also enter into a non‑disturbance agreement with the mortgage lender in order to protect us against potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non‑disturbance agreement, extinguish our easement or lease assignment. In some instances where we obtain non‑disturbance agreements, we still remain subordinated to some indebtedness. As of December 31, 2020, approximately 18% of our tenant sites are not subject to non‑disturbance agreements or have not been otherwise recorded in local real estate records in senior positions to any mortgages.

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

Fee Simple Properties

Our portfolio of real property interests includes 70 properties owned in fee simple. These properties have associated tenant leases in the wireless communication, digital infrastructure, outdoor advertising and renewable power generation industries. Generally, these property leases are leased to tenants under triple net or effectively triple net lease arrangements, meaning that our tenants are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For certain infrastructure assets, we incur maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. For the year ended December 31, 2020, we received $17.0 million in rental revenue related to these properties, representing 29% of rental revenue.

The table below provides an overview of the remaining term and quarterly rental revenue under our easements, lease assignments and fee simple properties as of December 31, 2020.

Our Real Property Interests by Remaining Term

		Leased Tenant Sites(2)
			Average	Quarterly	Percentage of
	Number of		Remaining	Rental	Quarterly
	Infrastructure		Lease Term	Revenue	Rental
Remaining Term of Real Property Interest(1)	Locations	Number	(years)(3)	(in thousands)(4)	Revenue(4)
Wireless Communication
Less than or equal to 20 years	38	46	17.9	$393	2%
20 to 29 years	55	68	14.8	530	3%
30 to 39 years	94	117	18.2	750	4%
40 to 49 years	95	131	20.6	992	6%
50 to 99 years	267	314	39.2	1,871	11%
Perpetual (5)	286	346	41.2	1,987	12%
Subtotal	835	1,022	31.9	$6,523	38%
Digital Infrastructure
Perpetual (5)	14	14	23.3	4,686	28%
Subtotal	14	14	23.3	$4,686	28%
Outdoor Advertising
Less than or equal to 20 years	55	149	14.4	$352	2%
20 to 29 years	19	21	16.5	552	3%
30 to 39 years	40	41	15.8	251	1%
40 to 49 years	29	39	15.1	659	4%
50 to 99 years	252	271	14.6	928	6%
Perpetual (5)	208	247	15.2	987	6%
Subtotal	603	768	15.0	$3,729	22%
Renewable Power Generation
Less than or equal to 20 years	5	5	53.8	$168	1%
20 to 29 years	4	7	22.0	45	—%
30 to 39 years	11	11	29.6	107	1%
40 to 49 years	1	31	33.1	187	1%
50 to 99 years	3	3	1.1	52	—%
Perpetual(5)	11	13	29.8	1,449	9%
Subtotal	35	70	30.1	$2,008	12%
Aggregate Portfolio
Less than or equal to 20 years	98	200	17.3	$913	5%
20 to 29 years	78	96	16.3	1,127	6%
30 to 39 years	145	169	18.1	1,108	6%
40 to 49 years	125	201	19.5	1,838	11%
50 to 99 years	522	588	28.7	2,851	17%
Perpetual(5)	519	620	30.5	9,109	55%
Total	1,487	1,874	25.4	$16,946	100%

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

(3)

Assumes the exercise of all remaining renewal options of tenant leases. Assuming no exercise of renewal options, the average remaining lease terms for our wireless communication, digital infrastructure, outdoor advertising, renewable power generation and total portfolio as of December 31, 2020 were 2.8, 9.9, 7.0, 16.8 and 4.7 years, respectively.

(4)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables. Totals may not sum due to rounding.
(5)	Includes both fee simple and perpetual easement interests.

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

Tenant Leases

The majority of our tenant leases were acquired from property owners, who assigned to us all of the property owner’s rights, title and interest in and pursuant to (but generally excluding obligations under) a pre‑existing lease between the property owner and a third‑party tenant, such as a wireless carrier, cellular tower operator, colocation provider, billboard owner, or renewable power producer. Generally, we do not assume all of the landlord’s obligations under the tenant lease, such as the obligation to provide quiet enjoyment of the property or to pay property taxes. These leases previously provided the property owner with a stream of rental payments, typically paid monthly or annually, and were assigned to us in exchange for an up‑front lump sum payment.

Generally, our leased tenant sites are subject to triple net or effectively triple net lease arrangements, meaning that our tenants or the underlying property owners are contractually responsible for property‑level operating expenses, including maintenance capital expenditures, taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. For this reason, we expect to have a slight increase in operating expenses relating to our infrastructure assets. For the years ended December 31, 2020, 2019 and 2018, our property operating and maintenance expenses were approximately 3%, 3%, and 2% of revenue, respectively.

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

Our tenant leases are typically structured with five‑year, ten‑year or twenty-year initial terms and four additional, successive five‑year renewal terms. The average remaining lease term of our tenant leases is 20 years including renewal terms, and the average remaining lease term of our tenant leases is 5 years excluding renewal terms. Our tenant leases produce an average of approximately $3,000 per month in GAAP rental payments, but can range from as low as $38 per month to as much as $0.25 million per month. In addition, most of our tenant leases include built‑in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, or CPI‑based increases and increase rent annually or on the renewal of the lease term. Furthermore, 419 of our tenant leases, primarily in the outdoor advertising industry, contain revenue sharing provisions. As of December 31, 2020, 83% of our tenant leases contained contractual rent escalators, 77% of which were fixed‑rate (with an average annual escalation rate of approximately 2.4%) and 6% of which were tied to CPI. For the three months ended December 31, 2020, 94% of quarterly rental revenue contained rent escalators, 91% of which were fixed-rate and 3% of which were tied to CPI.

Though our tenant leases are typically structured as long‑term leases with fixed rents and rent escalators, our wireless communication and outdoor advertising tenants generally may cancel their leases upon 30 to 180 days’ notice. However, occupancy rates under our tenant leases have historically been very high. Our digital infrastructure and renewable power generation tenants generally have non-cancellable leases. As of December 31, 2020, we had 1,874 tenant sites leased and 112 tenant sites available for lease. We believe the infrastructure improvements and operations of the tenant assets located on our real property interests are essential to the ongoing operations and profitability of our tenants. We believe that by focusing on high‑quality real property interests we increase the likelihood that our tenants will renew their leases upon expiration. We believe that the importance of these assets, combined with the challenges and costs of relocating these infrastructure improvements, make it likely that we will continue to enjoy high tenant retention and occupancy rates. We believe the location of our available sites, the importance of these infrastructure assets, wireless network densification and difficulties in site acquisition provide additional collocation and releasing opportunities.

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

The tables below summarize the remaining lease terms under our tenant leases as of December 31, 2020.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming full exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than or equal to 5 years	356	$1,543	9%
5 to 9 years	292	2,544	15%
10 to 14 years	283	2,234	13%
15 years or more	943	10,625	63%
Total	1,874	$16,946	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables.

Our Tenant Sites by Remaining Tenant Lease Terms

(assuming no exercise of remaining renewal terms)

		Quarterly	Percentage of
	Number of Leased	Rental Revenue	Quarterly
Remaining Lease Term	Tenant Sites	(in thousands)(1)	Rental Revenue(1)
Less than 1 year	376	$1,938	11%
1 to 2 years	242	1,503	9%
2 to 5 years	764	5,481	32%
5 years or more	492	8,024	48%
Total	1,874	$16,946	100%

(1)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables.

Our Tenants

Our tenants operate in the wireless communication, outdoor advertising and renewable power generation industries. They are generally large, publicly traded companies (or their affiliates) with a national footprint. Approximately 83% of our rental revenue for the three months ended December 31, 2020 was derived from our Tier 1 tenants. Our tenants in the digital infrastructure industry generally consist of large companies that provide colocation services or enterprises using mission-critical powered shell data centers located in strategic markets in the United States to support their operations. Tenant turnover is infrequent due to the significant upfront tenant investments into the property and the high cost and risk of potential disruption from relocating critical IT infrastructure. In the course of evaluating acquisition opportunities, we assess the desirability of an infrastructure location to our tenants and factors impacting demand of their customers.

Below is a summary of our tenants as of December 31, 2020.

Our Tenants By Industry

			Quarterly
	Number of		Rental
	Leased	% of	Revenue	% of
Tenant(1)	Tenant Sites	Total	(in thousands)(2)	Total
Wireless Communication (Carriers)
T-Mobile	286	15%	$2,088	12%
AT&T Mobility	136	7%	1,067	6%
Verizon	133	7%	955	6%
Others	132	7%	622	4%
Wireless Communication (Carriers) Subtotal	687	36%	$4,732	28%
Wireless Communication (Tower Companies)
Crown Castle	164	9%	$838	5%
American Tower	138	7%	734	4%
SBA Communications	28	2%	161	1%
Others	5	—%	58	—%
Wireless Communication (Tower Companies) Subtotal	335	18%	$1,791	10%
Digital Infrastructure
Sungard	5	—%	$1,845	11%
Others	9	—%	2,841	17%
Digital Infrastructure Subtotal	14	—%	$4,686	28%
Outdoor Advertising
Clear Channel Outdoor	139	8%	$1,799	11%
Outfront Media (formerly CBS Outdoor)	163	9%	769	4%
Lamar Advertising	166	9%	460	3%
Others	300	16%	701	4%
Outdoor Advertising Subtotal	768	42%	$3,729	22%
Renewable Power Generation
Southern California Edison	34	2%	$949	6%
Others	36	2%	1,059	6%
Renewable Power Generation Subtotal	70	4%	$2,008	12%
Total	1,874	100%	$16,946	100%

(1)	Includes affiliates and subsidiaries.
(2)	Represents GAAP rental revenue recognized under existing tenant leases for the three months ended December 31, 2020. Excludes interest income on receivables.

Wireless Communication

Our wireless communication tenants consist primarily of wireless carriers (and their affiliates), such as T‑Mobile, AT&T Mobility and Verizon, and tower companies (and their affiliates) such as Crown Castle, American Tower and SBA Communications. These tenants generally lease from us space underlying their cellular towers, antennas, radios and other electronic communications equipment.

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

Digital Infrastructure

Our digital infrastructure assets are mission-critical, high-quality, network-neutral powered shell data centers, primarily supporting colocation and enterprise tenants, in strategic markets across the United States and Canada. These tenants generally consist of large companies. We typically invest in the powered shell component of a data center, which includes the land and exterior structure of the building, and our tenants provide all additional capital required to build-out the interior and convert the asset into a fully operational data center. In a powered shell, the equipment at the property is owned by the data center operator through the life of the lease; however, at expiration or termination of the lease the data center operator either relocates the equipment or the equipment remains at the property and is required to be free and clear of any debt.

Data centers are highly specialized facilities that provide space, power, and cooling for network infrastructure and allow for the storage, sharing and management of data. Data centers are expensive and require significant technical expertise to build and manage, creating high barriers to entry. Tenant turnover is infrequent due to the significant upfront tenant investments into the property and the high cost and risk of potential disruption from relocating critical IT infrastructure. Our types of data centers include the following:

•

Enterprise - An enterprise data center is a facility that is typically operated for the company it supports. The data center is typically managed by internal staff or outsourced to a third-party via a facility management contract. Driven by infrastructure demand outpacing supply, a recent trend has emerged in the data center market where enterprises divest of their data center assets, while still maintaining operations, by engaging in sale-leaseback opportunities with data center buyers. This partnership between buyer and seller/tenant allows for the enterprise to focus on and reinvest in their core business.

•

Wholesale colocation - Wholesale colocation data centers typically cater to larger data center tenants and, therefore, have fewer tenants in each location. Leases often tend to be longer on average (5 to 10 years) and are usually greater than half a Megawatt (MW). Tenants typically lease entire suites or buildings at wholesale data centers, whereas colocation tenants typically lease racks or cabinets in a multitenant suite.

•

Colocation - Consists of one data center with multiple customers (often 20 and more) in a single location. Colocation generally caters to smaller data center needs with leases (or license agreements) that tend to be shorter on average (<5 years) and power consumption usually for significantly less than half a MW.

We intend to focus on acquiring high-quality, network-neutral powered shell data centers, primarily supporting colocation and enterprise tenants, in strategic markets across the United States and Canada. Additionally, we expect the assets to have an anchor tenant in place for whom the data center is critically important for its continued operations as well as leases that are structured on a long-term, net basis and contain contractual rent escalators.

Data center assets have high tenant retention rates due to the significant upfront investments made by the tenants and the high cost and risk of disruption associated with relocating critical IT infrastructure.

Rental rates associated with digital infrastructure assets are tied to various factors, including:

•	Infrastructure location;
•	Square footage;
•	Interconnectivity of telecommunication infrastructure;
•	Electrical power density;
•	Value of underlying real estate; and
•	Type of data center (e.g., enterprise, colocation).

Outdoor Advertising

Our outdoor advertising tenants include companies (and their affiliates) that own and manage billboards, such as Clear Channel Outdoor, Outfront Media and Lamar Advertising. These tenants generally lease space from us underlying billboards, typically along highly trafficked freeways and intersections.

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

Renewable Power Generation

Our renewable power generation tenants currently lease space from us underlying wind turbines or solar arrays. Our renewable power generation tenants’ counterparties consist primarily of subsidiaries or affiliates of credit rated utilities or high quality offtakers, such as Southern California Edison.

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

Our Relationship with Landmark

One of our principal strengths and greatest competitive advantages is our relationship with Landmark. Landmark is one of the largest and most active acquirers of real property interests underlying infrastructure assets in the wireless communication, digital infrastructure, outdoor advertising and renewable power generation industries. Landmark, headquartered in Los Angeles, California, has approximately 182 employees and has offices and acquisition and development team members who work across the United States, Canada and Australia. Landmark has stated that it intends to continue to identify additional acquisitions and development opportunities.

As of December 31, 2020, Landmark and affiliates owns our general partner, all of the incentive distribution rights and a 13.4% limited partner interest in us. Given its substantial cash investment and significant ownership in us, we believe Landmark will promote and support the successful execution of our business strategies. On January 30, 2019, the Partnership amended the Omnibus Agreement with Landmark to extend the general and administrative expense reimbursement to the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. While we believe Landmark is incentivized to support us, there are no restrictions on the ability of Landmark or its affiliates, including new private funds that Landmark may form, to compete with us, including for the acquisition of future real property interests. Please read “Risk Factors – Risks Related to Our Business – If we are unable to make accretive acquisitions of real property interests or pursue new development opportunities, our growth could be limited” and “Conflicts of Interest.”

Drop-down Acquisitions

During the year ended December 31, 2018, the Partnership completed one drop-down acquisition of 127 tenant sites and related real property interests, from the Sponsor and affiliates in exchange for total consideration of $59.9 million (the “Drop-down Acquisitions” or “Drop-down Assets”). There were no drop-down acquisitions during the years ended December 31, 2020 and 2019.

Landmark’s Acquisition Platform

Landmark’s senior management team has an established track record and deep domain expertise across all aspects of the business including sourcing, underwriting, acquisition, financing and asset management.

The real property interests Landmark seeks to acquire generally range in value from $0.1 million to $0.5 million for wireless communication and outdoor advertising and $5 million to $100 million for digital infrastructure and renewable power generation. As a result, Landmark must assemble large pools of assets to achieve portfolio critical mass and diversification. To accomplish this, specialized teams within Landmark use custom information technology systems and processes developed over the past decade to manage workflow while providing management with the ability to monitor and direct activity. Through these proprietary processes, Landmark efficiently evaluates assets to ensure they meet Landmark’s stringent underwriting criteria. Landmark believes that the small individual asset size, together with the expertise and discipline required to close high acquisition volumes, creates a significant barrier to entry for prospective competitors. We expect to benefit greatly from Landmark’s acquisition platform, which we believe will continue to facilitate the acquisition of attractive assets for our business.

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

Asset Management

After funding, tenants are notified of the acquisition and notarized payment re‑direction letters are sent advising the tenant to redirect rental payments to Landmark. All post‑closing items are revisited, the lease data is re‑verified and moved to Landmark’s asset management, where compliance is monitored on an ongoing basis. The tenant management phase includes collections, tenant payment conversion, tenant relations, and tenant contact management. The asset management phase also includes the negotiation of lease renewals, modifications, cancellations, reductions, document and consent requests, landlord and tenant complaints and new leasing of available tenant sites. In certain instances, we may utilize a third-party asset management service provider.

Direct Third-Party Acquisitions

The Partnership completed direct third-party acquisitions of real property interests in the wireless communication, digital infrastructure, outdoor advertising and renewable power generation industries in domestic and international locations. During the years ended December 31, 2020 and 2019, the Partnership acquired 15 tenant sites and 146 tenant sites from third parties for total consideration of $144.2 million and $52 million, respectively. See Note 3, Acquisitions, to the Consolidated Financial Statements for additional information.

Unconsolidated Joint Venture

On September 24, 2018, the Partnership completed the formation of an unconsolidated joint venture. The Partnership contributed 545 tenant site assets to the unconsolidated joint venture that secured the Partnership’s $125.4 million Series 2018-1 secured notes, in exchange for a 50.01% membership interest in the unconsolidated JV and $65.5 million in cash. The Partnership does not control the unconsolidated joint venture and therefore, accounts for its investment in the unconsolidated joint venture using the equity method of accounting prospectively upon formation of the unconsolidated joint venture. For the years ended December 31, 2020 and 2019, the joint venture generated rental revenue of $14.4 million and $14.2 million, respectively, and from September 24, 2018 through December 31, 2018, the joint venture generated rental revenue of $3.7 million. See Note 8, Investment in Unconsolidated Joint Venture, to the Consolidated Financial Statements for additional information.

Infrastructure Development

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure including stealth towers and digital outdoor advertising kiosks across North America. Stealth towers are self-contained, neutral-host towers designed for wireless carrier and other wireless operator collocation. The stealth towers are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit (“DART”) to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

As of December 31, 2020 and 2019, the Partnership’s $44.8 million and $49.1 million, respectively, of construction in progress balance primarily related to these development projects. During the year ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million. During the years ended December 31, 2019 and 2018, the Partnership deployed nine and four infrastructure sites totaling $1.0 million and $1.5 million, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future.

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

In the acquisition of real property interests underlying our tenants’ infrastructure, our principal competitors include our tenants and private independent acquirers focused on individual industries. In the wireless communication industry, the principal competitors include tower companies such as American Tower, Crown Castle International and SBA Communications and private independent acquirers such as Melody Wireless Infrastructure. In the outdoor advertising industry, the outdoor advertising tenants (such as Lamar) and smaller regional private investors would be our principal competitor. In the renewable power generation industry, the principal competitor is Hannon Armstrong Sustainable Infrastructure Capital, Inc. In the digital infrastructure industry, the principal competitors are IPI Partners, LLC, GI Partners, Lincoln Property Company, T5 Data Centers and Legacy Investing, LLC. We believe the most significant factors affecting the competitive environment in the acquisition of real property interest underlying our tenant’s infrastructure include the relationship with the property owner, price offered, structure and terms of the acquisition, time to closing and surety of closing.

In the leasing of real property interests in the wireless communication industry, our principal competitors include our tenants, private property owners, REITs (including the tower companies) and various governmental agencies. In the wireless communication industry, our principal competitors include wireless carriers that own their own tower networks, tower companies such as American Tower Corporation, Crown Castle and SBA Communications, private independent owners of portfolios of real property interest such as Melody Wireless Infrastructure, real estate owners, REITs, utilities, municipalities and other companies that provide structures upon which wireless communication equipment may be installed. In the outdoor advertising industry, the principal competitors include private real estate owners, REITs and municipalities. In the renewable power generation industry, the principal competitors include private real estate owners, REITs and municipalities. In the digital infrastructure industry, the principal competitor are IPI Partners, LLC, GI Partners, Lincoln Property Company, T5 Data Centers and Legacy Investing, LLC. We believe the most significant factors affecting the competitive environment in the leasing of real property interest underlying our tenant’s infrastructure include site location and capacity, quality of service, density within a geographic market and, to a lesser extent, price.

Employees

We are managed and operated by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. As of December 31, 2020, our general partner and its affiliates have approximately 40 employees performing services for our operations. The success of those employees drives the success of the business and supports our goal of long-term value creation for our unitholders. Our general partner offers competitive benefits and training programs to develop employees’ expertise and skillsets, use training, communication, appropriate investments and clear corporate policies to strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment, and prioritize employee engagement. Employees are committed to building strong, innovative and long-term relationships with each other and with affiliates. As a result, we believe that our general partner and its affiliates have a satisfactory relationship with those employees.

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

ITEM 1A. Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors when considering an investment in our common units. These risks include, but are not limited to, the following:

•	We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.
•	The amount of cash we will have available for distribution to unitholders depends primarily on our cash flow rather than on our profitability.
•	Our growth strategy requires access to new capital; unfavorable capital markets could impair our ability to grow.
•	If we are unable to make accretive acquisitions of real property interests or deploy accretive development infrastructure, our growth could be limited.
•

We are dependent on Landmark for acquisitions and our ability to expand may be limited if Landmark’s business does not grow as expected. Additionally, Landmark may compete with us and will decide when, if, and how we complete acquisitions.

•	We have limited experience developing real property interests associated with assets in the wireless communication and outdoor advertising industry.
•

Our debt service payments will reduce our net income. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

•

Landmark’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders, and our ability to obtain debt financing.

•	New technologies may significantly reduce demand for our wireless and digital infrastructure or negatively impact our revenue.
•

Our business depends significantly on the demand for outdoor advertising and wireless communication, and we may be adversely affected by any slowdown in such demand. Additionally, a change in advertising strategies and/or zoning regulations may materially and adversely affect our business (including reducing demand for outdoor advertising space).

•

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

•

In the event infrastructure assets associated with certain of our real property interests are removed, replacement costs and governmental regulations may delay, restrict, prohibit, or substantially raise the cost of the installation of a similar infrastructure asset.

•

A substantial portion of our revenue is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenue or reduce demand for our wireless infrastructure and network services.

•	Restrictions in our revolving credit facility could adversely affect our results of operations, distributable cash flow and the value of our units.
•	We expect to incur a significant amount of debt to finance our portfolio which may subject us to an increased risk of loss or adversely affect the return on our investments.
•

COVID-19 and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

•

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

•

Our partnership agreement (i) requires that we distribute all of our available cash, (ii) replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties, (iii) restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty and (iv) includes exclusive forum, venue and jurisdiction provisions and a waiver of the right to a jury trial.

•	Control of our general partner may be transferred to a third party without unitholder consent.
•	The incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.
•	We may issue additional units without unitholder approval, which would dilute unitholder interests.
•	Landmark and its affiliates may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
•	Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

•

If the Internal Revenue Service (“IRS”) were to treat us as a corporation rather than as a partnership for federal income tax purposes, or if the REIT Subsidiary were to fail to qualify, or maintain its qualification, as a REIT, it could have significant adverse consequences to us and the value of our common units, preferred units and other partnership interests, and we could be subjected to a material amount of additional entity-level taxation thus reducing our cash available for distribution to our unitholders.

•	Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.
•	Ownership limitations and transfer restrictions may restrict or prevent you from engaging in certain transfers of our common units, preferred units, or other partnership interests.
•

The tax treatment of REITs, publicly traded partnerships or an investment in our common units could be subject to legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

•

The REIT Subsidiary’s disposition of its assets may jeopardize its qualification as a REIT, or create additional tax liability for the REIT Subsidiary. In addition, to satisfy REIT distribution requirements, the REIT Subsidiary may need to borrow funds or dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and the value of our common units, preferred units or other partnership interests.

•	Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

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

Risks Related to Our Business

The ongoing pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

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

In order to support the payment of the minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, we must generate distributable cash flow of approximately $7.3 million per quarter, or approximately $29.2 million per year, based on the number of common units outstanding as of December 31, 2020. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our tenant leases, which may fluctuate from quarter to quarter based on, among other things:

•	any cancellations under our tenant leases, which are typically cancelable with 30 to 180 days’ prior written notice;
•	our lease renewal rate and the turnover rate in our tenant base;
•	our ability to identify and secure suitable tenants for sites that may become available for lease;
•	the amount and timing of rental payments under our tenant leases, including leases where rent is not paid monthly (such as leases where rent is paid annually);
•	our ability to maintain or increase rents on our tenant leases;
•	damage to our real property interests and/or our tenants’ assets caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; and
•	prevailing economic and market conditions in the wireless communication, digital infrastructure, outdoor advertising and renewable power generation industries, as well as in the broader economy.

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

We are dependent on Landmark for acquisitions and developments and our ability to expand may be limited if Landmark’s business does not grow as expected.

A major component of our growth strategy is dependent on acquisitions and developments from Landmark and its affiliates and third parties. We do not have any employees and will rely on Landmark to offer us acquisition opportunities and to provide acquisition services including identifying, underwriting and closing on acquisitions from third parties. If Landmark is unsuccessful in completing acquisitions for us, our growth will be limited.

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

We may be unable to identify and complete digital infrastructure acquisitions.

We continually evaluate the market for available properties and may acquire data center properties. Our ability to complete acquisitions on favorable terms involves significant risks, including:

•	we may be unable to acquire a desired property because of competition from other data center companies or real estate investors;
•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price of such property;
•	we may be unable to realize the intended benefits from acquisitions or achieve anticipated financial results;
•	we may be unable to finance the acquisition on favorable terms or at all;
•	we may incur significant costs associated with unrealized transactions.

Many of these risks will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue, and diversion of our management’s time and energy, which could adversely affect our business, financial condition and results of operations. If we are unable to successfully acquire data center properties, our ability to grow our business and compete will be significantly impaired, which could adversely affect our business, financial condition and results of operations.

Our data center properties may not be suitable for use other than as data centers, which could make it difficult to lease available space.

The risks associated with the illiquidity of real estate investments are even greater for data center properties. Data centers are highly specialized real estate assets containing extensive electrical and mechanical systems that are uniquely designed to house and maintain customer equipment and, as such, have little, if any, traditional office space. As a result, most data centers are not suited for use by customers as anything other than as data centers and major renovations and expenditures would be required in order to re-lease data center space for more traditional commercial or industrial uses, or to sell a property to a buyer for use other than as a data center.

Our tenants may choose to develop or relocate into new data centers or expand their own existing data centers, which could result in the loss of one or more key tenants.

Tenants may choose to develop or relocate to new data centers or expand or consolidate into their existing data centers that we do not own. In the event that any of our key tenants were to do so, it could result in a loss of business to us. If we lose a tenant, we cannot provide assurance that we would be able to replace that tenant at a competitive rate or at all, which could adversely affect our business, financial condition and results of operations.

A decrease in the demand for data center space could adversely affect our business, financial condition and results of operations.

Adverse developments in the data center market or in the industries in which customers operate could lead to a decrease in the demand for data center space or managed services. These adverse developments could include: a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a slowdown in the growth of the internet generally as a medium for commerce and communication; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; and the rapid development of new technologies or the adoption of new industry standards that render a customer’s products and services obsolete or unmarketable that contribute to a downturn in their businesses, increasing the likelihood of a default under their leases or that they become insolvent or file for bankruptcy protection. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, data center space.

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

Majority of our tenant leases may be terminated upon 30 to 180 days’ notice by our tenants, and unexpected lease cancellations could materially impact our cash flow from operations.

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

For the year ended December 31, 2020, approximately 61% of our combined revenue was derived from T-Mobile, Clear Channel Outdoor, AT&T Mobility, Crown Castle, Outfront Media, Verizon, Sungard and American Tower (or their affiliates), which represented 14%, 11%, 7%, 6%, 6%, 6%, 6% and 5%, respectively, of our combined revenue. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenue, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts or customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. Additionally, our tenant leases with affiliates and subsidiaries of large, nationally-recognized companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees. In addition to our largest customers in the U.S., we also derive a portion of our revenue and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller and have less financial resources than our Tier 1 tenants, have business models which may not be successful, or may require additional capital. Please read Note 19 to the Notes to the Consolidated Financial Statements included elsewhere in this annual report.

Our real property interests currently have significant concentration in a small number of top Basic Trading Areas (“BTAs”).

Real property interests in the top 10 BTAs currently account for approximately 53% of our quarterly rental revenue. The New York BTA and the Los Angeles BTA are our top BTAs and accounted for 17% and 15% of our quarterly rental revenue for the three months ended December 31, 2020, respectively. No other single BTA accounted for more than 8% of our quarterly rental revenue for the three months ended December 31, 2020. We are susceptible to adverse developments in the economy, weather conditions, competition, consumer preferences, demographics, or other factors in these major metropolitan areas. Due to our susceptibility to such adverse developments, there can be no assurance that the current geographic concentration of our business will not have a material adverse effect on our results of operations and distributable cash flow.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things to annually review and report on the effectiveness of our internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

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

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to our business and operations, and also to the businesses and operations of our lessees, property owners and other surface owners or operators. Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). We do not conduct any operations on our properties, but we or our tenants may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, our property owners, lessees and other surface interest owners may have liability or responsibility under these laws which could have an indirect impact on our business. These laws include but are not limited to the federal RCRA, and comparable state statutes and regulations promulgated thereunder (which impose requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes) and CERCLA, and analogous state laws (which generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment, including the current and former owners or operators of a site). It is not uncommon for neighboring property owners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Therefore, governmental agencies or third parties may seek to hold us, our lessees, property owners and other surface interest owners responsible under CERCLA and comparable state statutes for all or part of the costs to cleanup sites at which hazardous substances have been released. Our agreements with our lessees, counterparties and other surface owners generally include environmental representations, warranties, and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws.

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

As of December 31, 2020, Landmark and affiliates own a 13.4% limited partner interest in us and own and control our general partner through a non-economic interest in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Landmark. Conflicts of interest may arise between Landmark and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Landmark, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

The vote of the holders of at least 66 2/3 % of all outstanding common units is required to remove our general partner. As of December 31, 2020, Landmark and its affiliates own 3,415,405 common units, which represents a 13.4% limited partner interest in us.

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

As of December 31, 2020, Landmark and its affiliates hold 3,415,405 common units. We have agreed to provide Landmark and its affiliates with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Our revolving credit facility contains fallback language generally consistent with the ARRC’s amendment approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate. We continue to monitor developments by the ARRC and the potential impact of LIBOR changes on our business. As such, the future of LIBOR and potential alternatives at this time remains uncertain.

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

The Preferred Units are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our revolving credit facility). As of December 31, 2020, our total debt was approximately $493.9 million, and we had the ability to borrow an additional $235.8 million (including standby letter of credit arrangements of $5.8 million) under our revolving credit facility, subject to certain limitations. We may incur additional debt under our revolving credit facility or future debt agreements. The payment of principal and interest on our debt reduces cash available for distribution to us and on our units, including the Preferred Units.

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

We are required to redeem a holder’s Series C Preferred Units following the investor’s exercise of its redemption right. If we do not have sufficient funds available to fulfill these obligations, we may be unable to satisfy the holder’s put right.

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

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

Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have recently issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our units.

Under these regulations, the “amount realized” on a transfer of our units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to foreign persons may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of, or distributions on, our units occurring before January 1, 2022.

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

The REIT Subsidiary elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. We believe that the REIT Subsidiary has been organized in conformity with the requirements for qualification and taxation as a REIT, and that its operations have and will enable it to meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS, or an opinion of counsel, that the REIT Subsidiary qualifies as a REIT, and we cannot assure you that it does or will continue to so qualify. If the REIT Subsidiary fails to qualify as a REIT, the funds available for distribution to the Partnership will be substantially reduced because:

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

We anticipate that the majority of our income will consist of dividend income from the REIT Subsidiary, and this dividend income will be allocated among our unitholders. Whereas qualified dividend income allocated to unitholders that are individuals, trusts and estates generally is subject to tax at preferential rates, subject to limited exceptions, dividends payable by REITs, including the REIT Subsidiary, are not eligible for these reduced rates and are taxable at ordinary income tax rates but, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive an investment in us to be relatively less attractive than investments in the stocks of corporations that pay qualified dividends, which could have adverse consequences to the value of our common units, preferred units, and other partnership interests.

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

Cash Distributions

On January 26, 2021, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended December 31, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of February 18, 2021. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to pay distributions.

As of February 18, 2021, we had 107 unitholders of record of 25,488,992 common units outstanding. The number of unitholders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common units, whose units are held of record by banks, brokers and other financial institutions.

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

	Year Ended December 31,
	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)
Statements of Operations Data:
Revenue
Rental revenue	$58,839	$53,701	$61,409	$51,811	$41,171
Expenses
Management fees to affiliate	—	—	—	—	196
Property operating	1,879	1,434	862	287	107
General and administrative	4,743	5,279	4,605	5,221	3,749
Acquisition-related	112	608	577	1,260	2,234
Depreciation and amortization	16,466	13,447	15,772	13,505	11,191
Impairments	257	2,288	1,559	848	1,275
Total expenses	23,457	23,056	23,375	21,121	18,752
Total other income and expenses	(24,034)	(4,541)	78,336	(15,286)	(11,820)
Income from continuing operations before income tax expense	11,348	26,104	116,370	15,404	10,599
Income tax expense (benefit)	(430)	3,277	316	(3,173)	—
Net income from continuing operations	11,778	22,827	116,054	18,577	10,599
Income (loss) from discontinued operations, net of tax	17,340	(1,221)	(233)	699	(678)
Net income	29,118	21,606	115,821	19,276	9,921
Less: Pre-acquisition net income from Drop-down Assets	—	—	—	—	48
Less: Net income attributable to noncontrolling interest	32	31	27	19	—
Net income attributable to limited partners	29,086	21,575	115,794	19,257	9,873
Less: Distributions declared to preferred unitholders	(12,213)	(11,883)	(10,630)	(6,673)	(2,660)
Less: General partner's incentive distribution rights	—	(788)	(784)	(488)	(110)
Less: Accretion of Series C preferred units	(386)	(641)	—	—	—
Net income attributable to common and subordinated unitholders	$16,487	$8,263	$104,380	$12,096	$7,103
Income from continuing operations per common and subordinated unit
Common units – basic	$(0.03)	$0.37	$4.26	$0.54	$0.46
Common units – diluted	$(0.03)	$0.37	$3.98	$0.53	$0.41
Subordinated units – basic and diluted	$—	$—	$(0.86)	$0.50	$0.23
Net income (loss) per common and subordinated unit:
Common units – basic	$0.65	$0.33	$4.25	$0.54	$0.46
Common units – diluted	$0.65	$0.33	$3.97	$0.53	$0.41
Subordinated units – basic and diluted	$—	$—	$(0.78)	$0.50	$0.23
Cash distributions declared per common and subordinated unit	$0.80	$1.47	$1.47	$1.47	$1.35
Balance Sheet Data (End of Period):
Land and real property interests, before accumulated depreciation and amortization	$833,676	$665,855	$635,738	$695,567	$575,421
Land and real property interests, after accumulated depreciation and amortization	$770,202	$616,860	$596,986	$657,768	$549,454
Total assets	$894,778	$855,605	$786,613	$767,999	$603,060
Revolving credit facility	$214,200	$179,500	$155,000	$304,000	$224,500
Secured Notes, net	$279,677	$217,098	$223,685	$187,249	$112,435
Total liabilities	$523,389	$486,281	$401,628	$513,641	$358,730
Equity	$371,389	$369,324	$384,985	$254,358	$244,330
Statement of Cash Flow Data:
Cash flow provided by operating activities	$42,180	$31,663	$31,256	$28,473	$21,465
Cash flow used in investing activities	$(44,070)	$(52,906)	$(37,533)	$(140,128)	$(156,468)
Cash flow provided by (used in) financing activities	$3,429	$26,460	$(13,652)	$133,981	$138,649
Other Data:
Total number of leased tenant sites (end of period)	1,986	2,025	1,920	2,239	1,956
EBITDA(1)	$64,084	$57,794	$156,473	$48,067	$35,035
Adjusted EBITDA(1)	$65,312	$63,547	$65,305	$51,749	$40,074
FFO attributable to common and subordinated unitholders (1)	$21,395	$14,636	$23,914	$26,974	$19,353
AFFO attributable to common and subordinated unitholders (1)	$34,559	$33,085	$33,424	$28,825	$21,495

(1)

For a definition of the non‑GAAP financial measure of EBITDA, Adjusted EBITDA, FFO and AFFO and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

Non‑GAAP Financial Measures

EBITDA and Adjusted EBITDA

We define “EBITDA” as net income before interest, income taxes, depreciation and amortization, and we define “Adjusted EBITDA” as EBITDA before impairments, acquisition‑related expenses, unrealized and realized gains and losses on derivatives, loss on extinguishment of debt, gains and losses on sale of real property interests, unit-based compensation, straight line rental adjustments, amortization of above‑ and below‑market rents plus cash receipts applied toward the repayments of investments in receivable, the deemed capital contribution to fund our general and administrative expense reimbursement and adjustments for investments in unconsolidated joint ventures. During the third quarter of 2019, we changed our definition of EBITDA to exclude adjustments for investments in unconsolidated joint venture to adhere to the definition of EBITDA as described in item 10(e)(1)(ii)(A) of Regulation S-K. During the fourth quarter 2017, we changed our definition of Adjusted EBITDA by adding cash receipts applied toward the repayments of investments in receivables. We made this change to better reflect the quarterly amount of operating surplus as determined by our amended and restated partnership agreement. These changes did not have a material impact on our EBITDA or Adjusted EBITDA and prior period amounts have been recasted to conform to current presentation.

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

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net cash provided by operating activities	$42,180	$31,663	$31,256	$28,473	$21,465
Unit-based compensation	(120)	(130)	(70)	(105)	(105)
Unrealized gain (loss) on derivatives	(8,010)	(7,327)	1,010	1,675	2,306
Loss on early extinguishment of debt	(2,231)	—	(157)	—	(1,703)
Depreciation and amortization expense	(17,002)	(14,235)	(16,152)	(13,537)	(11,191)
Amortization of above- and below-market rents, net	968	890	1,226	1,226	1,338
Amortization of deferred loan costs and discount on secured notes	(2,471)	(3,097)	(3,809)	(2,237)	(1,703)
Receivables interest accretion	—	9	3	7	36
Impairments	(257)	(2,288)	(1,559)	(848)	(1,275)
Gain (loss) on sale of real property interests	15,508	17,985	99,884	(5)	374
Allowance for doubtful accounts and investments in receivables	(360)	(126)	(60)	(215)	(182)
Equity income from unconsolidated joint venture	1,231	398	59	—	—
Distributions of earnings from unconsolidated joint venture	(3,101)	(3,383)	—	—	—
Foreign currency transaction gain (loss)	2,721	(2,433)	(6)	—	—
Working capital changes	62	3,680	4,196	4,842	561
Net income	$29,118	$21,606	$115,821	$19,276	$9,921
Interest expense	17,914	18,170	24,273	18,399	13,923
Depreciation and amortization expense	17,002	14,235	16,152	13,537	11,191
Income tax expense (benefit)	50	3,783	227	(3,145)	—
EBITDA(1)	$64,084	$57,794	$156,473	$48,067	$35,035
Impairments	257	2,288	1,559	848	1,275
Acquisition-related	453	1,163	3,287	1,287	2,906
Unrealized (gain) loss on derivatives	8,010	7,327	(1,010)	(1,675)	(2,306)
Realized loss on derivatives	—	—	—	—	99
Loss on early extinguishment of debt	2,231	—	157	—	1,703
(Gain) loss on sale of real property interests	(15,508)	(17,985)	(99,884)	5	(374)
Unit-based compensation	120	130	70	105	105
Straight line rent adjustments	173	600	235	(358)	(514)
Amortization of above- and below-market rents, net	(968)	(890)	(1,226)	(1,226)	(1,338)
Repayments of investments in receivables	522	564	1,108	1,180	905
Adjustments for investment in unconsolidated joint venture	5,376	6,169	1,697	—	—
Foreign currency transaction (gain) loss	(2,721)	2,433	6	—	—
Deemed capital contribution due to cap on general and administrative expense reimbursement	3,283	3,954	2,833	3,516	2,578
Adjusted EBITDA(1)	$65,312	$63,547	$65,305	$51,749	$40,074

(1)	For a definition of the non‑GAAP financial measure of EBITDA and Adjusted EBITDA, please read “Selected Financial Data – Non‑GAAP Financial Measures.”

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income	$29,118	$21,606	$115,821	$19,276	$9,921
Adjustments:
Depreciation and amortization expense	17,002	14,235	16,152	13,537	11,191
Impairments	257	2,288	1,559	848	1,275
(Gain) loss on sale of real property interests, net of income taxes	(15,318)	(14,937)	(99,884)	5	(374)
Adjustments for investment in unconsolidated joint venture	2,581	3,358	923	—	—
Distributions to preferred unitholders	(12,213)	(11,883)	(10,630)	(6,673)	(2,660)
Distributions to noncontrolling interests	(32)	(31)	(27)	(19)	—
FFO attributable to common and subordinated unitholders	$21,395	$14,636	$23,914	$26,974	$19,353
Adjustments:
General and administrative expense reimbursement	3,283	3,954	2,833	3,516	2,578
Acquisition-related expenses	453	1,163	3,287	1,287	2,906
Unrealized (gain) loss on derivatives	8,010	7,327	(1,010)	(1,675)	(2,306)
Realized loss on derivatives	—	—	—	—	99
Straight line rent adjustments	173	600	235	(358)	(514)
Unit-based compensation	120	130	70	105	105
Amortization of deferred loan costs and discount on secured notes	2,471	3,097	3,809	2,237	3,738
Deferred income tax expense (benefit)	(551)	(32)	205	(3,215)	—
Amortization of above- and below-market rents, net	(968)	(890)	(1,226)	(1,226)	(1,338)
Loss on early extinguishment of debt	2,231	—	157	—	1,703
Repayments of receivables	522	564	1,108	1,180	905
Adjustments for investment in unconsolidated joint venture	141	103	36	—	—
Adjustments for drop-down assets	—	—	—	—	(5,734)
Foreign currency transaction (gain) loss	(2,721)	2,433	6	—	—
AFFO attributable to common and subordinated unitholders	$34,559	$33,085	$33,424	$28,825	$21,495

FFO per common and subordinated unit - diluted	$0.84	$0.58	$0.96	$1.18	$1.13
AFFO per common and subordinated unit - diluted	$1.36	$1.31	$1.34	$1.26	$1.26
Weighted average common and subordinated units outstanding - diluted	25,473	25,343	25,013	22,836	17,121

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

Overview

We are a growth‑oriented partnership formed by Landmark Divided LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interests and infrastructure assets that are leased to companies in the wireless communication, digital infrastructure, outdoor advertising, and renewable power generation industries. In addition, the Partnership owns certain interests in receivables associated with similar assets. We generate revenue and cash flow from existing tenant leases of our real property interests and infrastructure assets to wireless carriers, cellular tower owners, outdoor advertisers, renewable power producers and colocation providers and other enterprises.

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and in all of the jurisdictions in which we operate, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, we are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting the global economy. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. The current economic conditions, including the “stay-at-home” orders and similar mandates, have had and will likely continue to have a negative effect on the outdoor advertising industry. The Partnership has received and is currently reviewing a myriad of short-term rent relief requests from tenants within the outdoor advertising industry, most often in the form of rent deferral requests or amending to percentage rent. Not all tenant requests will ultimately result in modification agreements, nor is the Partnership forgoing its contractual rights under its lease agreements. The twelve months ended December 31, 2020 results may not be indicative of future results. During the year ended December 31, 2020, the Partnership generated $15.2 million in rental revenue from outdoor advertising tenants, $0.7 million of which was generated from percentage rent provisions.

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

We believe the terms of our tenant leases provide us with stable, predictable and growing cash flow. Substantially all of our tenant lease arrangements are triple net or effectively triple net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. In addition, as of December 31, 2020, 83% of our tenant leases (94% of rental revenue for the three months ended December 31, 2020) have contractual fixed‑rate escalators or consumer price index (“CPI”) ‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase colocation.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the year ended December 31, 2020, T-Mobile represented approximately 14% of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy and rental revenue; (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) EBITDA and Adjusted EBITDA.

Occupancy and Rental Revenue

The amount of revenue we generate primarily depends on our occupancy rate. As of December 31, 2020, we had a 94% occupancy rate with 1,874 of our 1,986 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, Internet of Things (IoT) and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the year ended December 31, 2020, T-Mobile represented approximately 14% of rental revenue. Additional consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in lease terminations for certain existing communication sites. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

COVID-19

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and development generally and those risks listed in Part I, Item 1A of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the recent outbreak of COVID-19, the Partnership’s tenants and their operations may be impacted, including their ability to pay rent. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

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

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the year ended December 31, 2018, the Partnership completed one drop-down acquisition from our Sponsor and affiliates (collectively the “Drop-down Acquisitions” or “Drop-down Assets”). The Drop-down Assets acquired by the Partnership included an aggregate of 127 tenant sites for the year ended December 31, 2018 in exchange for total consideration of $59.9 million. The Drop-down Acquisitions are a transfer of net assets between entities under common control as the acquisitions do not meet the definition of a business in accordance with ASU No. 2017-01. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

Additionally, during the years ended December 31, 2020, 2019 and 2018, the Partnership acquired 15 tenant sites, 146 tenant sites and 104 tenant sites from third parties for a total consideration of $144.2 million, $52.0 million and $75.8 million, respectively. See Note 3, Acquisitions, to the Consolidated Financial Statements for additional information. In 2020, we focused on the acquisition of multiple data center properties with long-term triple net leases totaling $142.8 million.

Sales

The Partnership’s sales of real property interests impacts the period to period comparability of our results of operations. During the year ended December 31, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio and recognized a gain on sale of real property interest of $15.5 million. The operating results of the European outdoor advertising portfolio and the related gain on sale are presented as discontinued operations on the consolidated statements of operations. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets. The Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of British pound sterling (“GBP”) denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million. During the year ended December 31, 2019, the Partnership completed sales of its real property interests and investments in receivables for total consideration of $46.4 million and recognized a gain on sale of $18.0 million.

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

On June 6, 2018, the Partnership completed the 2018 Securitization involving a segregated pool of wireless communication sites and related property interests owned by certain special purpose subsidiaries of the Partnership, through the issuance of the 2018-1 Secured Tenant Site Contract Revenue Notes, Class C, Class D and Class F (the “2018 Secured Notes”), in an aggregate principal amount of $125.4 million. The Class C, Class D and Class F 2018 Secured Notes bear interest at a fixed note rate per annum of 3.97%, 4.70% and 5.92%, respectively. On September 24, 2018, the Partnership completed the formation of an unconsolidated joint venture by contributing certain special purpose subsidiaries to the unconsolidated joint venture, including the 2018 Secured Notes. See Note 8, Investment in Unconsolidated Joint Venture and Consolidated Financial Statements for additional information.

On April 24, 2018, a special purpose subsidiary of the Partnership entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”) pursuant to which such subsidiary agreed to sell approximately $43.7 million aggregate principal amount of its 4.38% senior secured notes in a private placement (the “4.38% Senior Secured Notes”). The 4.38% Senior Secured Notes are fully amortizing through June 30, 2036. The 4.38% Senior Secured Notes are secured by a segregated pool of renewable power generation sites and related property interests owned directly or indirectly by such subsidiary.

The secured notes described above are collectively referred to as the “Secured Notes.” See Note 9, Debt to the Consolidated Financial Statements for additional information.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in GBP, Euro, Australian dollar and Canadian dollar. Loans under the revolving credit facility bear interest at a rate equal to the applicable LIBOR related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2020, the applicable spread was 2.25%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2020, the applicable annual commitment rate used was 0.20%.

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

Derivative Financial Instruments

Historically we have hedged a portion of the variable interest rates under our secured debt facilities through interest rate swap agreements. We have not applied hedge accounting to these derivative financial instruments which has resulted in the change in the fair value of the interest rate swap agreements to be reflected in income as either a realized or unrealized gain (loss) on derivatives, except for foreign currency changes on interest rate swaps denominated in a foreign currency. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million. On September 29, 2020, the Partnership entered into an interest rate swap agreement with a notional amount of $60 million with a fixed rate at 0.18% per annum and a maturity date of November 15, 2023. On December 30, 2020, the Partnership entered into an interest rate swap agreement with a notional amount of $40 million with a fixed rate at 0.21% per annum and a maturity date of November 15, 2023.

General and Administrative Expenses

Under the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP dated April 2, 2018 (the “Amended Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (the “Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses.

Factors That May Influence Future Results of Operations

COVID-19

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and development generally and those risks listed in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2020, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the recent outbreak of COVID-19, the Partnership’s tenants and their operations may be impacted, including their ability to pay rent. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Acquisitions and Developments

We intend to pursue acquisitions of real property interests from third parties and developments of infrastructure, utilizing the expertise of our management and other Landmark employees to identify and assess potential acquisitions, for which we may pay Landmark mutually agreed reasonable fees. When acquiring real property interests, we will target infrastructure locations that are essential to the ongoing operations and profitability of our tenants, which we expect will result in continued high tenant occupancy and enhance our cash flow stability. For our digital infrastructure industry, we focus on acquiring mission-critical, high-quality, network-neutral, single and multi-tenant data centers, primarily supporting colocation/cloud, wholesale colocation and enterprise tenants, in strategic markets. We expect the data center assets to have high-quality anchor tenants in place for whom the data center is critically important for its continued operations as well as leases that are structured on a long-term, net basis and contain contractual rent escalators. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in their respective markets, and those with tenant assets that cannot be easily moved to nearby alternative sites or replaced by new construction. Although our initial portfolio is focused on wireless communication, outdoor advertising and renewable power generation assets in the United States, we intend to grow our initial portfolio of real property interests into other fragmented infrastructure asset classes and expect to continue to pursue acquisitions internationally. The impact of COVID-19 may restrict access to construction materials and delay development projects.

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure including stealth towers and digital outdoor advertising kiosks across North America. Stealth towers are self-contained, neutral-host towers designed for wireless carrier and other wireless operator collocation. The stealth towers are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with DART to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

During the years ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million. During the years ended December 31, 2019 and 2018, the Partnership deployed nine and four infrastructure sites totaling $1.0 million and $1.5 million, respectively. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future. The impact of COVID-19 has at times limited access to construction materials and delayed development projects and may continue to impact the pace of developments.

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

Sales

During the year ended December 31, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio and recognized a gain on sale of real property interest of $15.5 million in discontinued operations. The Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. For the year ended December 31, 2020, T-Mobile represented approximately 14% of rental revenue.

Revolving Credit Facility

On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in GBP, Euro, Australian dollar and Canadian dollar. As of November 1, 2019, the outstanding indebtedness under the revolving credit facility denominated in GBP was £40.5 million. Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2020, the applicable spread was 2.25%. Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2020, the applicable annual commitment rate used was 0.20%.

Secured Notes

On January 15, 2020, certain subsidiaries of the Partnership entered into a MNPPA pursuant to which such subsidiaries issued and sold an initial $170 million aggregate principal amount of 3.90% series A senior secured notes in a private placement. The senior secured notes mature on January 14, 2027 and include an interest-only initial term of three years. The net proceeds were used to repay in full the 2016 Secured Notes by $108 million and the revolving credit facility by $59 million. In connection with the issuance of the senior secured notes, the Partnership obtained a standby letter of credit arrangement totaling $3.4 million.

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

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Our revolving credit facility contains fallback language generally consistent with the ARRC’s amendment approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate. We continue to monitor developments by the ARRC and the potential impact of LIBOR changes on our business.

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

Purchase Accounting for Acquisitions

The Partnership applies the asset acquisition method to all acquired investments of real property interests for transactions that meet the definition of an asset acquisition. The purchase consideration of the real property interests is allocated to the acquired tangible asset, such as land and building, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above‑market and below‑market leases and in‑place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method. In certain instances, such as data center acquisitions, the sales comparison approach is used to determine the fair value of the land assets, the cost approach to determine the fair value of the building and site improvements, and the income approach to determine the fair value of the real property interest and liability assumed. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. Transaction costs related to asset acquisitions are capitalized.

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

We estimated the fair value of real property interests using the income approach. The discount rates used ranged from 6% to 20% with a weighted average discount rate of 8.5%. In certain instances, such as data center acquisitions, the sales comparison approach is used to determine the fair value of the land assets, the cost approach to determine the fair value of the building and site improvements, and the income approach to determine the fair value of the real property interest and liability assumed. The value of tenant relationships has not been separated from in‑place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in‑place lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in‑place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

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

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired asset, above‑market, below‑market and in‑place lease values are calculated based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in‑place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases measured over the estimated period the tenant is expected to be leasing the site under the above or below‑market terms. The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site. Wireless communication and outdoor advertising tenant leases obtained by us through acquisition of real property interests are generally cancellable, upon 30 to 180 days’ notice by the tenants, with no significant penalty. Digital infrastructure and renewable power generation tenant leases are generally non-cancellable. With respect to below‑market leases, consideration is given to any below‑market renewal periods. However, for wireless communication assets, we estimated the above‑ or below‑market lease value over an analysis period of the earlier of the lease expiration or 10 years based on estimated useful life of the underlying equipment and assets. For outdoor advertising assets, we estimated the above‑ or below‑market lease value over an analysis period of the earlier of the lease expiration or 20 years, based on a longer estimated useful life of 20 years for outdoor advertising assets.

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

Development projects and other similar contracts are also assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each project on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: estimated development and construction costs and projected profitability. When a decision is made to cease construction on certain projects due to market conditions and/or fluctuations in our development strategy, we write off the related capitalized costs, including pre-construction costs. Based on the results of our assessments, there were no construction in progress impairment charges during the year ended December 31, 2020. During the year ended December 31, 2019, we recognized impairment charges related to certain construction in progress of $1.6 million and included in impairment in our consolidated statements of operations.

Revenue Recognition

The Partnership recognizes rental income under operating leases, including rental abatements, lease incentives and contractual fixed increases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight‑line basis over the non‑cancellable term of the related leases when collectability is reasonably assured. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent assets. The excess of rent payments collected over amounts recognized contractually due pursuant to the underlying lease are recorded as prepaid rents. The Partnership accounts for and presents tenant reimbursements as a component of rental revenue in our consolidated income statements in accordance with the new lease standard (“ASC 842”). Tenant reimbursements are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

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

•	Digital Infrastructure – The lease term is generally non-cancellable.
•	Outdoor Advertising and Renewable Power Generation – The lease term is generally considered to be the non‑cancellable term of the remaining portion of the existing term of the lease.

The capitalized above‑market and below‑market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site.

Our ability to accurately estimate the term of our tenant leases is critical to the amount of revenue we recognize.

Results of Operations of our Partnership

Segments

In connection with the sale of our European outdoor advertising portfolio, an evaluation of segment reporting thresholds resulted in changes in our segment presentation for all prior periods presented. As of June 30, 2020, we conduct business through four reportable business segments: Wireless Communication, Digital Infrastructure, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all four businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Results of Operations

Our results of operations for all periods presented were affected by the sale of the European outdoor advertising portfolio on June 17, 2020, other asset sales in 2019, formation of the unconsolidated JV on September 24, 2018, and acquisitions made during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, we had 1,986 and 2,025 available tenant sites, respectively.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

The following table summarizes the consolidated statements of operations for years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Revenue
Rental revenue	$58,839	$53,701	$5,138
Expenses
Property operating	1,879	1,434	445
General and administrative	4,743	5,279	(536)
Acquisition-related	112	608	(496)
Depreciation and amortization	16,466	13,447	3,019
Impairments	257	2,288	(2,031)
Total expenses	23,457	23,056	401
Other income and expenses
Interest and other income	450	597	(147)
Interest expense	(17,273)	(17,455)	182
Loss on early extinguishment of debt	(2,231)	—	(2,231)
Unrealized loss on derivatives	(6,211)	(6,066)	(145)
Equity income from unconsolidated joint venture	1,231	398	833
Gain on sale of real property interests	—	17,985	(17,985)
Total other income and expenses	(24,034)	(4,541)	(19,493)
Income from continuing operations before income tax expense (benefit)	11,348	26,104	(14,756)
Income tax expense (benefit)	(430)	3,277	(3,707)
Income from continuing operations	11,778	22,827	(11,049)
Income (loss) from discontinued operations, net of tax	17,340	(1,221)	18,561
Net income	$29,118	$21,606	$7,512

Rental Revenue

Rental revenue increased $5.1 million primarily due to $3.6 million increase during the year ended December 31, 2020 attributable to digital infrastructure acquisitions in 2020 and $1.8 million increase attributable to the full year of rental revenue in 2020 for tenant sites acquired during 2019, offset by $0.3 million of decline in outdoor advertising rental revenue. Revenue generated in 2020 from our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments was $25.7 million, $9.9, million, $15.2 million and $8.1 million or 43%, 17%, 26% and 14% of total rental revenue, respectively, compared to $25.5 million, $4.2 million, $15.5 million and $8.5 million or 47%, 8%, 29% and 16% of total rental revenue, respectively, during 2019. The occupancy rates in our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were 92%, 100%, 96% and 100%, respectively, as of December 31, 2020 compared to 93%, 100%, 97% and 100%, respectively, as of December 31, 2019. Additionally, our effective monthly rental rates per tenant site for wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were $2,013, $82,006, $1,907 and $9,611, respectively, during 2020 compared to $1,953, $62,761, $1,953 and $9,214, respectively, during 2019.

Property Operating

Property operating expenses increased $0.4 million during 2020 compared to 2019 primarily due to an increase in rent expense on assets subject to a ground lease payment. Substantially all of our tenant sites are leased to tenants under triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solutions and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses decreased $0.5 million during 2020 compared to 2019, primarily due to a decrease in legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. On January 30, 2019, we amended the Omnibus Agreement and agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Sponsor rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2020 and 2019, Landmark reimbursed us $3.0 million and $3.7 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. Included in the total general and expenses reimbursement from Sponsor is $0.3 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Additionally, indemnification of $0.4 million related to property taxes is included in capital contributions from Sponsor on the Consolidated Statements of Equity and Mezzanine Equity for 2019.

Acquisition-Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million during 2020 compared to 2019 primarily as a result of acquisitions and the deployment of two stealth towers, 112 DART kiosks and other assets placed in service in 2020.

Impairments

Impairments decreased $2.0 million during 2020 compared to 2019, primarily due to five lease terminations and one non-lease renewal in our wireless and outdoor advertising segments for $0.3 million during the year ended December 31, 2020, compared to impairment charges related to certain construction in progress contracts and eight lease terminations in our wireless communication and outdoor advertising segments for $2.3 million during the year ended December 31, 2019.

Interest and Other Income

Interest and other income decreased $0.1 million during 2020 compared to 2019 primarily as a result of the sale of investments in receivables during the year ended December 31, 2019. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense decreased $0.2 million during 2020 compared to 2019, primarily due to lower interest rates during 2020 compared to 2019.

Loss on Early Extinguishment of Debt

In connection with the issuance of the 2019 Secured Notes, the Partnership repaid in full the 2016 Secured Notes by $108 million. The unamortized balance of the deferred loan costs totaling $1.2 million and a $1.0 million make-whole payment were recorded as a loss on extinguishment of debt during the year ended December 31, 2020.

Unrealized Loss on Derivatives

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts were adjusted to fair value at each period end. The unrealized loss recorded for the year ended December 31, 2020 and unrealized loss for the year ended December 31, 2019, reflects the change in fair value of these contracts during those periods. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps including the GBP interest rate swap agreement for a total of approximately $7.6 million.

Equity Income from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture increased $0.8 million during the year ended December 31, 2020 compared to 2019. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income from unconsolidated JV on the consolidated statements of operations.

Gain on Sale of Real Property Interests

During the year ended December 31, 2019, the Partnership recognized gain on sale of real property interests of $18.0 million related to the sale of real property interests to third parties during the year ended December 31, 2019. There was no gain on sale of real property interests recognized during the year ended December 31, 2020.

Income Tax Expense (Benefit)

During the year ended December 31, 2020, the Partnership recorded a net tax benefit of $0.4 million as a result of an increase to deferred tax assets related to a higher US state effective tax rate and generated net operating losses. During the year ended December 31, 2019, the Partnership recorded a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.0 million income tax expense related to the gain.

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

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

The following table summarizes the combined statement of operations for years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Revenue
Rental revenue	$53,701	$61,409	$(7,708)
Expenses
Property operating	1,434	862	572
General and administrative	5,279	4,605	674
Acquisition-related	608	577	31
Depreciation and amortization	13,447	15,772	(2,325)
Impairments	2,288	1,559	729
Total expenses	23,056	23,375	(319)
Other income and expenses
Interest and other income	597	1,391	(794)
Interest expense	(17,455)	(24,273)	6,818
Loss on early extinguishment of debt	—	(157)	157
Unrealized gain (loss) on derivatives	(6,066)	1,432	(7,498)
Equity income from unconsolidated joint venture	398	59	339
Gain on sale of real property interests	17,985	99,884	(81,899)
Total other income and expenses	(4,541)	78,336	(82,877)
Income from continuing operations before income tax expense	26,104	116,370	(90,266)
Income tax expense	3,277	316	2,961
Income from continuing operations	22,827	116,054	(93,227)
Loss from discontinued operations, net of tax	(1,221)	(233)	(988)
Net income	$21,606	$115,821	$(94,215)

Rental Revenue

Rental revenue decreased $7.7 million primarily due to the formation of the unconsolidated JV and 2019 sales of real property interests. Rental revenue for the year ended December 31, 2018 includes $10.0 million of rental revenue generated from the assets contributed to the JV prior to the date of the transaction and $2.0 million of rental revenue generated from assets sold in 2019. The decrease in rental revenue during the year ended December 31, 2019 was offset by $2.7 million increase in rental revenue as a result of lease amendments and contractual lease escalators in 2019, as well as $0.8 million of rental revenue attributed to assets acquired in 2019 and $0.8 million of rental revenue due to the full year of rental revenue in 2019 for tenant sites acquired during 2018. On September 24, 2018, the Partnership completed the formation of the unconsolidated JV. The Partnership contributed 545 wireless communication assets to the JV along with the associated liabilities. The Partnership does not control the unconsolidated JV and therefore, accounts for its investment in the unconsolidated JV using the equity method of accounting prospectively upon formation of the unconsolidated JV. Revenue generated in 2019 from our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments was $25.5 million, $4.2 million, $15.5 million and $8.5 million or 47%, 8%, 29% and 16% of total rental revenue, respectively, compared to $34.6 million, $3.3 million, $15.5 million and $8.1 million, or 57%, 5%, 25% and 13% of total rental revenue, respectively, during 2018. The occupancy rates in our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were 93%, 100%, 97% and 100% respectively, as of December 31, 2019 compared to 94%, 100%, 98% and 100%, respectively, as of December 31, 2018. Additionally, our effective monthly rental rates per tenant site for wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were $1,953, $62,761, $1,953 and $9,214, respectively, during 2019 compared to $1,926, $53,301, $2,118 and $9,148, respectively, during 2018.

Property Operating

Property operating expenses increased $0.6 million during 2019 compared to 2018 primarily due to an increase in property taxes as a result of an increase in fee simple properties and rent expense on assets subject to a ground lease payment. Substantially all of our tenant sites are leased to tenants under triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses increased $0.7 million during 2019 compared to 2018, primarily due an increase in accounting and legal related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. On January 30, 2019, we amended the Omnibus Agreement and agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Sponsor rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the years ended December 31, 2019 and 2018, Landmark reimbursed us $3.7 million and $2.8 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. Included in the total general and expenses reimbursement from Sponsor is $0.3 million of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Additionally, indemnification of $0.4 million related to property taxes is included in capital contributions from Sponsor on the Consolidated Statements of Equity and Mezzanine Equity for 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.3 million during 2019 compared to 2018 as a result of having a greater number of average tenant sites during 2018 compared to 2019. Amortization of investments in real property rights with finite useful lives and in‑place lease values to decreased as a result of contributing assets to the unconsolidated JV. Depreciation and amortization expense for the year ended December 31, 2018 included $2.6 million of amortization expense generated from the JV assets during the year ended December 31, 2018.

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

Interest Expense

Interest expense decreased $6.8 million during 2019 compared to 2018, primarily due to lower average debt balance of approximately $395 million for the year ended December 31, 2019 compared to an average debt balance of approximately $442.6 million during the year ended December 31, 2018.

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

Income Tax Expense

Income tax expense increased $3.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a gain on sale of assets in our taxable subsidiary of $11.7 million, resulting in a $3.0 million income tax expense related to the gain.

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

We intend to satisfy our short‑term liquidity requirements primarily through cash flow from operating activities and through borrowings available under our revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, asset dispositions, formation of joint ventures, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long-term debt arrangements. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors”. Access to capital markets impacts our cost of capital and ability to refinance indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. The Partnership has a universal shelf registration statement on file with the SEC, effective January 30, 2020, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

On January 22, 2021, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended December 31, 2020. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of February 2, 2021. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement.

We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.2 million per quarter, or approximately $8.8 million per year in the aggregate based on the number of Preferred Units outstanding as of February 1, 2021. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of December 31, 2020, there were 1,982,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution paid related to our financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
March 31, 2018	April 19, 2018	May 15, 2018	$0.3675	$9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
March 31, 2019 (1)	April 19, 2019	May 15, 2019	0.3675	9,312
June 30, 2019 (1)	July 19, 2019	August 14, 2019	0.3675	9,312
September 30, 2019 (1)	October 25, 2019	November 14, 2019	0.3675	9,317
December 31, 2019 (1)	January 24, 2020	February 14, 2020	0.3675	9,360
March 31, 2020	April 21, 2020	May 15, 2020	0.2000	5,096
June 30, 2020	July 24, 2020	August 14, 2020	0.2000	5,096
September 30, 2020	October 23, 2020	November 13, 2020	0.2000	5,096
December 31, 2020	January 22, 2021	February 12, 2021	0.2000	5,098
Series A Preferred Units
March 31, 2018	March 23, 2018	April 16, 2018	$0.5000	$797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
March 31, 2019	March 21, 2019	April 15, 2019	0.5000	797
June 30, 2019	June 20, 2019	July 15, 2019	0.5000	828
September 30, 2019	September 20, 2019	October 15, 2019	0.5000	837
December 31, 2019	December 20, 2019	January 15, 2020	0.5000	861
March 31, 2020	March 20, 2020	April 15, 2020	0.5000	873
June 30, 2020	June 19, 2020	July 15, 2020	0.5000	873
September 30, 2020	September 18, 2020	October 15, 2020	0.5000	893
December 31, 2020	December 22, 2020	January 15, 2021	0.5000	894
Series B Preferred Units
March 31, 2018	April 19, 2018	May 15, 2018	$0.4938	$1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
March 31, 2019	April 19, 2019	May 15, 2019	0.4938	1,216
June 30, 2019	July 19, 2019	August 15, 2019	0.4938	1,257
September 30, 2019	October 22, 2019	November 15, 2019	0.4938	1,257
December 31, 2019	January 23, 2020	February 18, 2020	0.4938	1,298
March 31, 2020	April 20, 2020	May 15, 2020	0.4938	1,298
June 30, 2020	July 22, 2020	August 17, 2020	0.4938	1,298
September 30, 2020	October 22, 2020	November 16, 2020	0.4938	1,298
December 31, 2020	January 21, 2021	February 16, 2021	0.4938	1,298
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914
March 31, 2019	April 19, 2019	May 15, 2019	0.4614	923
June 30, 2019	July 19, 2019	August 15, 2019	0.4510	902
September 30, 2019	October 22, 2019	November 15, 2019	0.4375	870
December 31, 2019	January 23, 2020	February 18, 2020	0.4375	870
March 31, 2020	April 20, 2020	May 15, 2020	0.4375	867
June 30, 2020	July 22, 2020	August 17, 2020	0.4375	867
September 30, 2020	October 22, 2020	November 16, 2020	0.4375	867
December 31, 2020	January 21, 2021	February 16, 2021	0.4375	867

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018.

As of December 31, 2020, we had $493.9 million of total outstanding indebtedness. As of February 18, 2021, the Partnership had $214.2 million of outstanding borrowings on our revolving credit facility, and we had $235.8 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$42,180	$31,663	$31,256
Net cash used in investing activities	(44,070)	(52,906)	(37,533)
Net cash provided by (used in) financing activities	3,429	26,460	(13,652)

Comparison of year ended December 31, 2020 to year ended December 31, 2019

Net cash provided by operating activities.  Net cash provided by operating activities increased $10.5 million to $42.2 million for the year ended December 31, 2020 compared to $31.7 million for the year ended December 31, 2019. The increase is primarily attributable to asset acquisitions and the timing of prepaid expenses, other assets and payments of accounts payable and accrued liabilities, which is partially offset by a reduction in return on investment in the unconsolidated joint venture.

Net cash used in investing activities.  Net cash used in investing activities was $44.1 million for the year ended December 31, 2020 compared to $52.9 million for the year ended December 31, 2019. The change in net cash used in investing activities was primarily due to cash used for asset acquisitions and development activities during the years ended December 31, 2020 and 2019, partially offset by the proceeds received from the sale of the European outdoor advertising portfolio during the year ended December 31, 2020 compared to the proceeds received from the sale of real property interests in 2019.

Net cash provided by financing activities.  Net cash provided by financing activities was $3.4 million for the year ended December 31, 2020 compared to net cash provided by financing activities of $26.5 million for the year ended December 31, 2019. The change in net cash provided by financing activities was primarily attributable to $25.6 million in net payments on the revolving credit facility and secured notes, $7.6 million of payments on the settlement of derivatives and $1.8 million of cash used for deferred loan costs offset by $12.2 million decrease in distributions and $0.2 million in proceeds from equity offerings.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2020, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2020, the applicable annual commitment rate used was 0.20%.

As of December 31, 2020, the Partnership had $214.2 million of total outstanding indebtedness under the revolving credit facility with $235.8 million available under the revolving credit facility (including a standby letter of credit arrangement of $5.8 million), subject to compliance with certain covenants. The Partnership was in compliance with all covenants under its revolving credit facility as of December 31, 2020. As of February 18, 2021, the Partnership had $214.2 million of outstanding borrowings on our revolving credit facility, and we had $235.8 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

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

The Secured Notes are each secured by (1) mortgages and deeds of trust on substantially all of the tenant sites and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 1.5 to 1.0 for the 2019 Secured Notes, 2.0 to 1.0 for the 2017 Secured Notes and at least 1.1 to 1.0 for the 4.38% Senior Secured Notes

Under the terms of the applicable indenture, amounts due under the Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 10, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of December 31, 2020, $3.2 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the Secured Notes is set forth in Note 10, Debt. The DSCR is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination.

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of December 31, 2020, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

Commitments

Our contractual obligations as of December 31, 2020 were (in thousands):

	Payments by Period
		Less than	Between	Between	More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Revolving credit facility (principal)	$214,200	$—	$214,200	$—	$—
Revolving credit facility (interest)(1)	18,508	6,449	12,059	—	—
Standby letters of credit	5,800	—	5,800	—	—
Secured Notes (principal and interest)	336,362	17,130	97,857	29,648	191,727
DART	2,352	240	480	480	1,152
Other obligations	5,480	316	625	629	3,910

(1)	Interest payable is based on the interest rates in effect on December 31, 2020, including the effect of the interest rate swaps and unused commitment fees.

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

Distributions on the Series C Preferred Units will be the 15th day of February, May, August and November of each year. The prorated initial distribution on the Series C Preferred Units was paid on May 15, 2018 in an amount equal to $0.2090 per Series C Preferred Unit. Distributions for the Series C Preferred Units will accrue from, and including the date of original issuance, to, but excluding, May 15, 2025, at an annual rate equal to the greater of (i) 7.00% per annum and (ii) the sum of (a) the three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. On and after May 15, 2025, distributions on the Series C Preferred Units will accrue at 9.00% per annum of the $25.00 liquidation preference per Series C Preferred Unit (equal to $2.25 per Series C Preferred Unit per annum). The Partnership shall have the option to redeem the Series C Preferred Units, in whole or in part, on or after May 20, 2025 at the liquidation preference of $25.00 per Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared.

ATM Programs

On February 28, 2020, the Partnership replaced the 2019 Common Unit at-the-market offering program with a 2020 Common Unit at-the-market offering program pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

During the year ended December 31, 2020, the Partnership issued a total of 109,724 Common Units, 23,287 Series A Preferred Units and 84,139 Series B Preferred Units under the 2019 ATM programs generating total proceeds of approximately $4.5 million before issuance costs. During the year ended December 31, 2020, the Partnership issued 43,515 Series A Preferred Units under the 2020 Series A ATM Program, generating proceeds of approximately $1.1 million before issuance costs. There were no Common Units or Series B Preferred Units issued under the 2020 ATM programs.

During the year ended December 31, 2019, the Partnership issued a total of 128,892 Series A Preferred Units and 81,778 Series B Preferred under the ATM Programs generating total proceeds of approximately $5.3 million before issuance costs. For the year ended December 31, 2018, the Partnership issued a total of 27,830 Common Units and 24,747 Series A Preferred Units under the ATM Programs generating total proceeds of approximately $1.1 million before issuance costs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. In connection with the issuance of the 2019 Secured Notes, the Partnership has a standby letter of credit arrangement totaling $3.4 million. As of December 31, 2020, there were no amounts drawn on the standby letter of credit.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flow and fair values relevant to financial instruments are impacted by prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may continue to use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. Our primary market risk exposure is interest rate risk with respect to our expected indebtedness. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets and added market risk. The impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of December 31, 2020, our revolving credit facility had an outstanding balance of $214.2 million. As of December 31, 2020, we have hedged $150 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale and available cash to repay borrowings totaling $115 million on the revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of December 31, 2020, there were 1,982,700 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand in international markets, we are exposed to market risk from changes in foreign currency exchange rates. Approximately 3%, 2% and 2% of rental revenue was denominated in foreign currencies for the years ended December 31, 2020, 2019 and 2018, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

In July 2017, the FCA, which regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Partnership is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. Our revolving credit facility contains fallback language generally consistent with the ARRC’s amendment approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate. We continue to monitor developments by the ARRC and the potential impact of LIBOR changes on our business.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Our general partner has seven directors, three of whom are independent as defined under the independence standards established by NASDAQ and the Exchange Act. NASDAQ does not require a listed publicly traded limited partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and the Exchange Act.

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

Name	Age	Position with Landmark Infrastructure Partners GP LLC
Arthur P. Brazy, Jr.	61	Chief Executive Officer and Director
George P. Doyle	51	Chief Financial Officer and Treasurer
Daniel R. Parsons	56	Senior Vice President – Information Systems and Technology
Josef Bobek	46	General Counsel and Secretary
Matthew P. Carbone	54	Chairman of the Board of Directors
James F. Brown	56	Director
Edmond G. Leung	40	Director
Keith Benson	48	Director
Thomas Carey White III	55	Director
Gerald A. Tywoniuk	59	Director

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

Daniel R. Parsons was appointed as Senior Vice President – Information Systems and Technology of our general partner. Mr. Parsons has served as Chief Operations Officer of our sponsor, Landmark Dividend LLC, since August 2015 and previously served as Chief Information Officer of our sponsor, Landmark Dividend LLC since May 2010. From January 1998 to May 2010, Mr. Parsons served as the Chief Information Officer of Budget Finance Company, a company specializing in residential and commercial mortgage loans. Previous to this, Mr. Parsons worked in the software development and technology management sectors for 12 years. Mr. Parsons received a B.S. in Business Administration and an M.B.A. from the University of Southern California. We believe that Mr. Parsons’ experience in the software development and technology management fields makes him qualified to be Senior Vice President – Information Systems and Technology of our general partner.

Josef Bobek was appointed General Counsel and Secretary of our general partner in 2016. Mr. Bobek has served as General Counsel and Secretary of our sponsor, Landmark Dividend LLC, since January of 2016, as Chief Compliance Officer since 2021, and previously served as Deputy General Counsel and Associate General Counsel of our sponsor since December of 2012. From August 2012 until December 2012, Mr. Bobek served as Senior Counsel to Sun West Mortgage Company, Inc., a company specializing in residential and multi-family mortgage loans. From April 2005 to August of 2012, Mr. Bobek, served in various positions, including as a partner, with the law firm of Glaser Weil Fink Howard Avchen & Shapiro LLP, a full-service law firm based in Los Angeles, California. Prior to joining Glaser Weil Fink Howard Avchen & Shapiro LLP, Mr. Bobek served as an associate attorney with the law firm of Jennings Strouss, a national firm based in Phoenix, Arizona, from May of 2001 to April of 2005. Mr. Bobek holds a B.S. in Accounting from the University of Southern California, and received a Juris Doctorate from the

School of Law at Pepperdine University. We believe Mr. Bobek's extensive legal background and experience serving as a legal advisor (internally and externally) to real estate focused companies and investors makes him qualified to be General Counsel and Secretary of our general partner.

Matthew P. Carbone was appointed as Chairman of the Board of Directors of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Carbone was elected as Chairman of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Carbone has been a Managing Director of American Infrastructure MLP Funds (“AIM”) since he co-founded AIM in July 2006. Mr. Carbone has served on the boards of a number of AIM portfolio companies, including as a director of the general partner of Oxford Resource Partners, L.P. from August 2007 to December 2014, as a director of the general partner of American Midstream Partners, L.P. from November 2009 to May 2012, as Chairman of the board of managers of Nordic Cold Storage Holdings, LLC from July 2011 to December 2015, as a member of the board of managers of Granite Communities LLC from November 2012 to December 2016, as a director of the general partner of Tunnel Hill Partners, L.P. from July 2008 to February 2019, as a director of CitySwitch from February 2018, as a director of Unison Energy LLC from June 2018, and as a Co-Chairman of Agile Cold Chain Services LLC since December 2019. He received a B.A. in Neuroscience from Amherst College and an M.B.A. from Harvard Business School. We believe that Mr. Carbone’s extensive investing and corporate finance experience, as well as his in depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

James F. Brown was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Brown served as Managing Director of AVG Holdings, LP (“AVG”), a diversified private investment firm, from July 2009 to May 2017, and as a member of the board of managers of Landmark Dividend Holdings LLC since February 2010. From 2002 to June 2009, Mr. Brown was an independent investor involved in a number of real estate and technology companies. He serves or served on the board of a number of private and public companies, including Bellicum Pharmaceuticals, Inc. (NASD:BLCM), Perk.com (TSX:PER), Pacific GeneTech Ltd., Promise Healthcare, and SmartLogic Ltd. From 1999 to 2002, Mr. Brown served as Executive Vice President, General Manager and General Counsel of OpenTV, Inc., a technology and media company which he helped to guide through its initial public offering. Prior to joining OpenTV, Inc., Mr. Brown was a Partner in the law firm of McDermott, Will & Emery in Menlo Park, and then previously a Partner with the law firm of Pillsbury Madison & Sutro in San Francisco, California. Mr. Brown received a B.S. in Accounting from Weber State University and a J.D. from Brigham Young University. Mr. Brown is a certified public accountant (inactive) and a member of the bar in California. We believe that Mr. Brown’s diverse legal and financial background and his experience as a director and investor in diverse real estate and technology companies makes him qualified to be a member of the Board of Directors of our general partner.

Edmond G. Leung was appointed a Director of our general partner in connection with his affiliation with Landmark Dividend LLC, which controls our general partner. Mr. Leung was elected as a member of the board of managers of Landmark Dividend Holdings LLC in December 2012. Mr. Leung has been a Managing Director of AIM since December 2015, was a Principal of AIM from December 2013 until November 2015, a Vice President with AIM from January 2010 until November 2013 and an Associate from September 2007 to December 2009. Mr. Leung has been a Principal of AIMPERA Capital Partners LLC since December 2019 and was a Vice President of AIMPERA Capital Partners LLC from May 2018 until November 2019. Mr. Leung has served as a member of the board of managers of Nordic Cold Storage LLC from July 2011 to November 2016, as a member of the board of managers of Arrow Holdings, LLC from November 2016 to December 2019, as a member of the board of managers of Granite Communities from February 2017 to October 2017, as a member of the board of managers of American Education Properties, LLC from February 2017 to March 2020, as Chairman of the board of managers of CitySwitch Tower Holdings, LLC since February 2018, as a member of the board of managers of Flagship Communities, LLC from May 2018 to October 2020 and as a member of the board of managers of Agile Cold Chain Services LLC since December 2019. Mr. Leung received a B.A. in Economics and a B.S. in Business Administration from University of California, Berkeley. We believe that Mr. Leung’s extensive investing and corporate finance experience, as well as his in depth knowledge of the real property industry generally and our sponsor, Landmark Dividend LLC, in particular, provide him with the necessary skills to be a member of the Board of Directors of our general partner.

Keith Benson was appointed a Director of our general partner in November 2018. Mr. Benson served as Co-General Counsel of USD Group LLC, a developer, builder, operator, and manager of energy-related midstream infrastructure, since March 2015. From January 2008 through February 2015, Mr. Benson was a partner with the international law firm of Latham & Watkins LLP in their Houston and San Francisco offices. Mr. Benson's practice focused on public company representation, corporate governance, capital markets and mergers & acquisitions, with a focus on midstream and upstream energy companies, master limited partnerships and real estate investment trusts. From July 2000 through December 2007, Mr. Benson was an associate with Latham & Watkins LLP and from October 1998 through June 2000. Mr. Benson was an associate with the lawfirm of Cahill, Gordon & Reindel LLP. Mr. Benson received a JD with high honors from Rutgers School of Law and a BA in political science from The College of New Jersey.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2020.

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

Except with respect to any equity incentive awards in us that may be granted under our 2014 Long‑Term Incentive Plan, or “LTIP,” our general partner’s executive officers do not receive any separate amounts of compensation for their services to us and all compensation decisions for our general partner’s executive officers are made by Landmark, without input from our general partner’s board of directors or any committees thereof. Any awards granted to our general’s partner’s executive officers under our LTIP are determined and granted by our general partner’s board of directors or one of its applicable committees. No equity incentive awards were granted to any of our executive officers in 2020.

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

The following table sets forth the total compensation paid to our non-employee directors as compensation for their year of service to us in 2020.

Director Compensation
Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
Thomas Carey White III	$68,000	$40,000	$108,000
Gerald A. Tywoniuk	53,000	40,000	93,000
Keith Benson	53,000	40,000	93,000

(1)	Amounts shown represent 2020 retainer and meeting fees.
(2)

The amounts shown represent the grant date fair value of awards granted in 2020. In 2020, each of our independent directors who was serving on the Board as of December 31, 2020, received 2,456 common units grants for 2020 services.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of units of Landmark Infrastructure Partners LP as of December 31, 2020, held by beneficial owners of 5% or more of the units, by each director, director nominee and named executive officer of Landmark Infrastructure Partners GP LLC, our general partner, and by all directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 25,478,042 common units outstanding as of December 31, 2020. Unless otherwise indicated in the footnotes to the table below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the units and the business address of each such beneficial owner is c/o Landmark Infrastructure Partners LP, 400 Continental Blvd., Suite 500, El Segundo, CA 90245.

	Common Units
Name of beneficial owner(1)	Number	Percent
Landmark Dividend Holdings LLC(2)	3,415,405	13.4%
Dennis S. Hersch(3)	1,594,863	6.3%
Directors/Named Executive Officers
Arthur P. Brazy, Jr.	170,149	*
George P. Doyle	19,439	*
Matthew P. Carbone	19,853	*
James F. Brown	—	—
Edmond G. Leung	3,410	*
Keith Benson	6,545	*
Thomas Carey White III	16,891	*
Gerald A. Tywoniuk	15,721	*
All Directors and Executive Officers as a group (8 persons)	252,008	* %

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 400 Continental Blvd., Suite 500, P.O. Box 3429, El Segundo, CA 90245.
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

(3)

Based solely on Schedule 13G/A filed with the SEC on February 16, 2021 by Dennis S. Hersch, individually, and in his capacity as trustee of each of The Linden East Trust and The Linden West Trust (the “Reporting Person”). As of December 31, 2020, the Reporting Person was the beneficial owner of 1,594,863 Common Units, which includes (a) 94,597 Common Units owned directly by Mr. Hersch, (b) 355,016 Common Units owned directly by The Linden East Trust, and (c) 1,145,250 Common Units owned directly by The Linden West Trust. The Reporting Person’s principal business address is 31 East 79th St., New York, NY 10075.

*

The percentage of units beneficially owned by each director or each executive officer does not exceed 1% of the common units outstanding. The percentage of units beneficially owned by all directors and executive officers as a group does not exceed 1% of the common units outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, the following equity securities were authorized for issuance under our existing compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding,	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights (#)	and Rights ($)	reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	741,487	(1)
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	741,487

(1)	Amount shown represents Common Units available for issuance under the LTIP as of December 31, 2020.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2020, Landmark and affiliates own 3,415,405 common units, representing a 13.4% limited partner interest in us. In addition, our general partner owns a non‑economic general partner interest in us.

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

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to the unitholders pro rata, including Landmark and affiliates, as holder of an aggregate of 3,415,405 common units as of December 31, 2020. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

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

Other Agreements with Landmark and Related Parties

Patent License Agreement

We entered into a Patent License Agreement (the “License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. For each of the years ended December 31, 2020, 2019 and 2018, we incurred $0.1 million of license fees related to the AIF patent license agreement, respectively.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Fees for professional services rendered by Ernst & Young LLP, our independent auditor, for the years ended December 31, 2020 and 2019 are presented in the following table (in thousands).

Category	2020	2019
Audit fees(1)	$901	$1,140
Audit-related fees(2)	—	—
Total	$901	$1,140

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

The audit committee has adopted a pre-approval policy for the pre-approval of certain services rendered to us by Ernst & Young LLP. All of the fees in the table above were approved in accordance with this policy. Under the policy, the audit committee, or the chair of the audit committee, must pre-approve any audit and non-audit service provided to us by Ernst & Young LLP, unless the engagement is entered into pursuant to appropriate preapproval policies established by the audit committee or if such service falls within available exceptions under SEC rules.

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

1.6

At-the-Market Issuance Sales Agreement, dated as of May 3, 2019, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 3, 2019).

1.7

At-the-Market Issuance Sales Agreement, dated as of February 28, 2020, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (Common Units) (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 28, 2020).

1.8

At-the-Market Issuance Sales Agreement, dated as of February 28, 2020, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (Series A Preferred) (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 28, 2020).

1.9

At-the-Market Issuance Sales Agreement, dated as of February 28, 2020, by and among Landmark Infrastructure Partners LP, Landmark Infrastructure Partners GP LLC, Landmark Infrastructure Inc., Landmark Infrastructure Operating Company LLC and B. Riley FBR Inc. (Series B Preferred) (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 28, 2020).

Exhibit number	Description

2.1

Sale and Purchase Agreement, dated as of June 17, 2020, by and among GWR Partners LP LLC, Cyclone Acquisitions Limited and Landmark Infrastructure Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on June 23, 2020).

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

4.10

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.10 of our Annual Report on Form 10-K filed on February 27, 2020).

10.1	Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 25, 2014)

10.2	Omnibus Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 25, 2014)

10.3	Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 25, 2014)

Exhibit number	Description

10.4	Patent License Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 25, 2014)

10.5	Landmark Infrastructure Partners LP 2014 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8‑K filed on November 25, 2014)

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

Exhibit number	Description

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

21.1*	List of Subsidiaries of Landmark Infrastructure Partners LP

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal executive officer.

31.2*	Rule 13-a-14(a) Certification (under Section 302 of the Sarbanes Oxley Act of 2002) of principal financial officer.

32.1*	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104 *	Cover Page Interactive Data File (embedded within the Inline XBRL).

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 24, 2021.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 24, 2021.

Signature	Title	Date

/s/ Arthur P. Brazy, Jr.	Director and Chief Executive Officer	February 24, 2021
Arthur P. Brazy, Jr.	(Principal Executive Officer)

/s/ George P. Doyle	Chief Financial Officer and Treasurer	February 24, 2021
George P. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Carbone	Chairman of the Board of Directors	February 24, 2021
Matthew P. Carbone

/s/ James F. Brown	Director	February 24, 2021
James F. Brown

/s/ Edmond G. Leung	Director	February 24, 2021
Edmond G. Leung

/s/ Thomas Carey White III	Director	February 24, 2021
Thomas Carey White III

/s/ Gerald A. Tywoniuk	Director	February 24, 2021
Gerald A. Tywoniuk

/s/ Keith Benson	Director	February 24, 2021
Keith Benson

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Landmark Infrastructure Partners GP LLC and Partners of Landmark Infrastructure Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Infrastructure Partners LP (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and mezzanine equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase price accounting for digital infrastructure acquisitions
Description of the Matter

As more fully disclosed in Notes 3 and 4 to the consolidated financial statements, the Partnership purchased digital infrastructure properties for a total purchase price of $142.8 million. These transactions were accounted for as asset acquisitions, with the cost to purchase the assets allocated based on the relative fair values of the assets acquired and liability assumed.

Auditing the Partnership’s allocation of cost to its asset acquisitions was complex due to the significant estimation required by management in determining the fair value of the assets purchased and liability assumed. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure fair value as well as the sensitivity of the respective fair values to the significant underlying assumptions. The Partnership utilized the sales comparison approach to measure the fair value of the land assets, the cost approach to measure the fair value of the building and site improvements, and the income approach to measure the fair value of the real property interest and liability assumed. Comparable land sales are utilized in the sales comparison approach. Estimates of replacement costs are used in the cost approach. The income approach utilizes market assumptions including discount rates, market rental rates, capitalization rates, estimates of future cash flows and market interest rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

For the Partnership’s asset acquisitions, we performed audit procedures that included, among others, reading the respective transaction agreements, and testing the completeness and accuracy of the underlying data used in the estimates of fair value. We involved our valuation specialists to assist in evaluating the methodologies utilized by the Partnership in developing the fair value estimates as well as assessing the significant assumptions mentioned above. For example, with the assistance of our valuation specialists, we performed independent calculations to evaluate the appropriateness of management’s selected comparable land sales and cost estimates, and obtained market specific information (i.e. discount rates, market rental rates, capitalization rates and market interest rates) and compared it to the information utilized by the Partnership.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2012.

Los Angeles, California

February 24, 2021

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	December 31,
	2020	2019(1)
Assets
Land	$117,421	$107,558
Real property interests	671,468	509,181
Construction in progress	44,787	49,116
Total land and real property interests	833,676	665,855
Accumulated depreciation and amortization of real property interests	(63,474)	(48,995)
Land and net real property interests	770,202	616,860
Investments in receivables, net	5,101	5,653
Investment in unconsolidated joint venture	60,880	62,059
Cash and cash equivalents	10,447	5,885
Restricted cash	3,195	5,619
Rent receivables, net	4,016	3,673
Due from Landmark and affiliates	1,337	1,132
Deferred loan costs, net	3,567	4,557
Deferred rent receivable	1,818	1,548
Other intangible assets, net	19,417	21,936
Assets held for sale (AHFS)	—	114,400
Right-of-use asset, net	10,716	6,615
Other assets	4,082	5,668
Total assets	$894,778	$855,605
Liabilities and equity
Revolving credit facility	$214,200	$179,500
Secured notes, net	279,677	217,098
Accounts payable and accrued liabilities	6,732	3,842
Other intangible liabilities, net	6,081	7,583
Liabilities associated with AHFS	—	64,627
Operating lease liability	8,818	6,766
Prepaid rent	4,446	5,391
Derivative liabilities	3,435	1,474
Total liabilities	523,389	486,281
Commitments and contingencies (Note 18)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,982,700 and 1,988,700 units issued and outstanding at December 31, 2020 and 2019, respectively	47,902	47,666
Equity
Series A cumulative redeemable preferred units, 1,788,843 and 1,722,041 units issued and outstanding at December 31, 2020 and 2019, respectively	41,850	40,210
Series B cumulative redeemable preferred units 2,628,932 and 2,544,793 units issued and outstanding at December 31, 2020 and 2019, respectively	63,014	60,926
Common units, 25,478,042 and 25,353,140 units issued and outstanding at December 31, 2020 and 2019, respectively	376,201	382,581
General Partner	(159,070)	(162,277)
Accumulated other comprehensive income (loss)	1,291	17
Total partner's equity	323,286	321,457
Noncontrolling interests	201	201
Total equity	323,487	321,658
Total liabilities, mezzanine equity and equity	$894,778	$855,605

(1)

Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as discontinued operations. As a result, assets and liabilities of the European outdoor advertising portfolio were reclassified to assets and liabilities held for sale on the consolidated balance sheet (Note 4).

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(in thousands, except per unit data)

	Year Ended December 31,
	2020	2019(1)	2018(1)
Revenue
Rental revenue	$58,839	$53,701	$61,409
Expenses
Property operating	1,879	1,434	862
General and administrative	4,743	5,279	4,605
Acquisition-related	112	608	577
Depreciation and amortization	16,466	13,447	15,772
Impairments	257	2,288	1,559
Total expenses	23,457	23,056	23,375
Other income and expenses
Interest and other income	450	597	1,391
Interest expense	(17,273)	(17,455)	(24,273)
Loss on early extinguishment of debt	(2,231)	—	(157)
Unrealized gain (loss) on derivatives	(6,211)	(6,066)	1,432
Equity income from unconsolidated joint venture	1,231	398	59
Gain on sale of real property interests	—	17,985	99,884
Total other income and expenses	(24,034)	(4,541)	78,336
Income from continuing operations before income tax expense (benefit)	11,348	26,104	116,370
Income tax expense (benefit)	(430)	3,277	316
Income from continuing operations	11,778	22,827	116,054
Income (loss) from discontinued operations, net of tax	17,340	(1,221)	(233)
Net income	29,118	21,606	115,821
Less: Net income attributable to noncontrolling interest	32	31	27
Net income attributable to limited partners	29,086	21,575	115,794
Less: Distributions declared to preferred unitholders	(12,213)	(11,883)	(10,630)
Less: General partner's incentive distribution rights	—	(788)	(784)
Less: Accretion of Series C preferred units	(386)	(641)	—
Net income attributable to common and subordinated unitholders	$16,487	$8,263	$104,380
Income (loss) from continuing operations per common and subordinated unit
Common units – basic	$(0.03)	$0.37	$4.26
Common units – diluted	$(0.03)	$0.37	$3.98
Subordinated units – basic and diluted	$—	$—	$(0.86)
Net income (loss) per common and subordinated unit
Common units – basic	$0.65	$0.33	$4.25
Common units – diluted	$0.65	$0.33	$3.97
Subordinated units – basic and diluted	$—	$—	$(0.78)
Weighted average common and subordinated units outstanding
Common units – basic	25,473	25,343	24,626
Common units – diluted	25,473	25,343	26,967
Subordinated units – basic and diluted	—	—	387

(1)

Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as discontinued operations. As a result, operating results of the European outdoor advertising portfolio are presented as income from discontinued operations on the consolidated statements of operations for all periods presented (Note 9).

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$29,118	$21,606	$115,821
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,078)	2,823	(3,774)
Reclassification adjustments of other comprehensive losses to gain on sale included in net income	4,352	—	—
Other comprehensive income (loss)	1,274	2,823	(3,774)
Comprehensive income	30,392	24,429	112,047
Less: Comprehensive income attributable to noncontrolling interest	32	31	27
Comprehensive income attributable to limited partners	$30,360	$24,398	$112,020

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Equity and Mezzanine Equity

(in thousands)

										Accumulated			Mezzanine
			Preferred	Preferred			Preferred	Preferred		Other			Equity -
	Common	Subordinated	Units -	Units -	Common	Subordinated	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Units	Series A	Series B	Unitholders	Unitholder	Series A	Series B	Partner	Income	Interest	Equity	Preferred
Balance as of December 31, 2017	20,146	3,135	1,568	2,463	$288,527	$19,641	$36,604	$58,936	$(150,519)	$968	$201	$254,358	$—
Net investment of Drop-down Assets	—	—	—	—	—	—	—	—	(20,394)	—	—	(20,394)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,774)	—	(3,774)	—
Issuance of Preferred Units, net	—	—	25	—	—	—	603	—	—	—	—	603	47,308
Issuance of Common Units, net	2,043	—	—	—	35,361	—	—	—	—	—	—	35,361	—
Conversion of subordinated units	3,135	(3,135)	—	—	18,186	(18,186)	—	—	—	—	—	—	—
Distributions	—	—	—	—	(35,669)	(1,152)	(3,166)	(4,851)	(1,086)	—	(27)	(45,951)	(2,613)
Capital contributions from Sponsor	—	—	—	—	—	—	—	—	3,802	—	—	3,802	—
Other deemed contributions	—	—	—	—	—	—	—	—	394	—	—	394	—
Unit-based compensation	4	—	—	—	70	—	—	—	—	—	—	70	—
Net income (loss)	—	—	—	—	104,683	(303)	3,166	4,851	784	—	27	113,208	2,613
Balance as of December 31, 2018	25,328	—	1,593	2,463	$411,158	$—	$37,207	$58,936	$(167,019)	$(2,806)	$201	$337,677	$47,308
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,823	—	2,823	—
Issuance of Preferred Units, net	—	—	129	82	—	—	3,003	1,990	—	—	—	4,993	—
Conversion of Preferred Units, net	15	—	—	—	283	—	—	—	—	—	—	283	(283)
Distributions	—	—	—	—	(37,253)	—	(3,312)	(4,965)	(788)	—	(31)	(46,349)	(3,606)
Capital contributions from Sponsor	—	—	—	—	—	—	—	—	3,954	—	—	3,954	—
Other deemed contributions	—	—	—	—	—	—	—	—	788	—	—	788	—
Unit-based compensation	10	—	—	—	130	—	—	—	—	—	—	130	—
Net income	—	—	—	—	8,263	—	3,312	4,965	788	—	31	17,359	4,247
Balance as of December 31, 2019	25,353	—	1,722	2,545	$382,581	$—	$40,210	$60,926	$(162,277)	$17	$201	$321,658	$47,666
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,274	—	1,274	—
Issuance of Common Units, net	110	—	—	—	1,510	—	—	—	—	—	—	1,510	—
Issuance of Preferred Units, net	—	—	67	84	—	—	1,640	2,088	—	—	—	3,728	—
Conversion of Preferred Units, net	8	—	—	—	150	—	—	—	—	—	—	150	(150)
Distributions	—	—	—	—	(24,647)	—	(3,529)	(5,213)	—	—	(32)	(33,421)	(3,471)
Capital contributions from Sponsor	—	—	—	—	—	—	—	—	3,283	—	—	3,283	—
Unit-based compensation	7	—	—	—	120	—	—	—	—	—	—	120	—
Net income	—	—	—	—	16,487	—	3,529	5,213	—	—	32	25,261	3,857
Balance as of December 31, 2020	25,478	—	1,789	2,629	$376,201	$—	$41,850	$63,014	$(159,070)	$1,291	$201	$323,487	$47,902

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$29,118	$21,606	$115,821
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	120	130	70
Unrealized (gain) loss on derivatives	8,010	7,327	(1,010)
Loss on early extinguishment of debt	2,231	—	157
Depreciation and amortization expense	17,002	14,235	16,152
Amortization of above- and below- market lease, net	(968)	(890)	(1,226)
Amortization of deferred loan costs	2,100	2,725	3,435
Amortization of discount on secured notes	371	372	374
Receivables interest accretion	—	(9)	(3)
Impairments	257	2,288	1,559
Gain on sale of real property interests	(15,508)	(17,985)	(99,884)
Allowance for doubtful accounts	360	126	60
Equity income from unconsolidated joint venture	(1,231)	(398)	(59)
Return on investment in unconsolidated joint venture	3,101	3,383	—
Foreign currency transaction (gain) loss	(2,721)	2,433	6
Changes in operating assets and liabilities:
Rent receivables, net	(145)	(287)	(238)
Accounts payable and accrued liabilities	1,741	2,841	(1,009)
Deferred rent receivables	173	600	235
Prepaid rent	(1,306)	318	853
Due to/from Landmark and affiliates	97	(165)	186
Other assets	(622)	(6,987)	(4,223)
Net cash provided by operating activities	42,180	31,663	31,256
Investing activities
Acquisition of land	(9,172)	(12,790)	(15,810)
Acquisition of real property interests and development activities	(155,610)	(87,063)	(86,817)
Proceeds from sales of real property interests	120,190	46,383	63,986
Repayments of receivables	522	564	1,108
Net cash used in investing activities	(44,070)	(52,906)	(37,533)
Financing activities
Proceeds from the issuance of Common Units, net	1,510	—	437
Proceeds from the issuance of Preferred Units, net	3,728	4,993	47,911
Proceeds from revolving credit facility	193,200	151,931	120,000
Proceeds from the issuance of secured notes	170,000	—	169,128
Principal payments on revolving credit facility	(209,343)	(76,500)	(269,000)
Principal payments on secured notes	(112,339)	(8,363)	(6,408)
Payments on finance leases	(26)	(7)	—
Payments on settlement of derivatives	(7,565)	—	—
Deferred loan costs	(2,148)	(320)	(10,128)
Capital contribution to fund general and administrative expense reimbursement	3,351	3,822	2,560
Distributions to preferred unitholders	(12,260)	(11,812)	(10,218)
Distributions to common and subordinated unitholders	(24,647)	(37,253)	(37,513)
Distributions to non-controlling interests	(32)	(31)	(27)
Consideration paid to General Partner associated with Drop-down Acquisitions	—	—	(20,394)
Net cash provided by (used in) financing activities	3,429	26,460	(13,652)
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(962)	68	(151)
Net increase (decrease) in cash, cash equivalents and restricted cash	577	5,285	(20,080)
Cash, cash equivalents and restricted cash at beginning of the period	13,065	7,780	27,860
Cash, cash equivalents and restricted cash at end of the period	$13,642	$13,065	$7,780

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Notes to Consolidated Financial Statements

1. Organization

Landmark Infrastructure Partners LP (the “Partnership”) was formed on July 28, 2014 by Landmark Dividend LLC (“Landmark” or “Sponsor”) to acquire, develop, own and manage a portfolio of real property interest and infrastructure assets that are leased to companies in the wireless communication, digital infrastructure, outdoor advertising and renewable power generation industries. The Partnership is a master limited partnership organized in the State of Delaware and has been publicly traded since its initial public offering on November 19, 2014 (the “IPO”). On July 31, 2017, the Partnership completed changes to its organizational structure by transferring substantially all of its assets to a consolidated subsidiary, Landmark Infrastructure Inc., a Delaware corporation (“REIT Subsidiary”), which elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. References in this report to “Landmark Infrastructure Partners LP,” the “partnership,” “we,” “our,” “us,” or like terms, refer to Landmark Infrastructure Partners LP.

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of December 31, 2020, our Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”) and; (c) all of the incentive distribution rights (“IDRs”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidated Financial Statements

During the year ended December 31, 2018, the Partnership completed one drop-down acquisition of 127 tenant sites and related real property interests from the Sponsor and affiliates in exchange for total consideration of $59.9 million (the “Drop-down Acquisitions” or “Drop-down Assets”). There were no Drop-down Acquisitions during the years ended December 31, 2020 and 2019. Drop-down Acquisitions from the Sponsor and affiliates are accounted for prospectively as transfers of net assets in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets is allocated to the General Partner.

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

Purchase Accounting for Acquisitions

The Partnership applies the asset acquisition method to all acquired investments of real property interests for transactions that meet the definition of an asset acquisition based on the revised framework for determining whether an integrated set of assets meets the definition of a business. The purchase consideration for the real property interests is allocated to the acquired tangible assets, such as land and building, and the identified intangible assets and liabilities, consisting of the value of perpetual and limited life easements, above-market and below-market leases and in-place leases, based in each case on their fair values. The fair value of the assets acquired and liabilities assumed is typically determined by using the discounted cash flow valuation method using discount rates ranging between 6% and 20% with a weighted average discount rate of 8.5%. In certain instances, such as data center acquisitions, the sales comparison approach is used to determine the fair value of the land assets, the cost approach to determine the fair value of the building and site improvements, and the income approach to determine the fair value of the real property interest and liability assumed. When determining the fair value of intangible assets acquired, the Partnership estimates the applicable discount rate and the timing and amount of future cash flows. Transaction costs related to asset acquisitions are capitalized.

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

We estimated the fair value of real property interests using the income approach. The discount rates used ranged from 6% to 20% with a weighted average discount rate of 8.5%. In certain instances, such as data center acquisitions, the sales comparison approach is used to determine the fair value of the land assets, the cost approach to determine the fair value of the building and site improvements, and the income approach to determine the fair value of the real property interest and liability assumed. The value of tenant relationships has not been separated from in-place tenant lease value for the real estate acquired as such value and its consequence to amortization expense is materially consistent with the in-place tenant lease value for these particular acquisitions. Should future acquisitions of real property interests result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases and customer relationship is amortized to expense over the estimated period the tenant is expected to be leasing the site under the existing terms which typically range from 2 to 20 years. If a tenant lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be impaired.

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

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired asset, above-market, below-market and in-place lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over the estimated period the tenant is expected to be leasing the site under the above or below-market terms. The capitalized above-market and below-market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site. Wireless communication and outdoor advertising tenant leases obtained by the Partnership through its acquisition of real property interests are generally cancellable, upon 30 to 180 days’ notice by the tenants, with no significant penalty. Digital infrastructure and renewable power generation tenant leases are generally non-cancellable. With respect to below-market leases, consideration is given to any below-market renewal periods. However, for wireless communication assets, we estimated the above/below-market lease value over an analysis period of the earlier of the lease expiration or 10 years based on estimated useful life of the underlying equipment and assets. For outdoor advertising assets, we estimated the above- or below-market lease value over an analysis period of the earlier of the lease expiration or 20 years, based on a longer estimated useful life of 20 years for billboards.

Real Property Interests and Depreciation and Amortization

Real property interests consist primarily of land, easements and lease assignments underlying wireless communication, digital infrastructure, outdoor advertising and renewable power generation. The real property interests are typically held as ownership of land or easements to use land, or roof tops, both of which allow us to use the asset for a specific purpose. Real property interests, excluding land, are intangibles that are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the real property interests, which is estimated as the shorter of the revenue generating period of the asset or the term of the real estate rights which range from 12 to 99 years. Depreciation of buildings, site improvements or equipment is computed using the straight-line method over the assets’ estimated useful lives. Real property interests with a perpetual term are not amortized but evaluated periodically for impairment.

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

Restricted Cash

Restricted cash primarily consists of amounts pledged as collateral to secure obligations. As of December 31, 2020 and 2019, the amount of restricted cash was $3.2 million and $5.6 million. See Note 10, Debt for additional information.

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

As of January 1, 2020, the Partnership revised its measurement of impairment for investment in receivables measured at amortized cost from an incurred loss methodology to an expected loss methodology, in accordance with the adoption of ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The measurement of expected credit losses under the current expected credit loss model is based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. As a result, the Partnership recognized $0.1 million as a cumulative adjustment to retained earnings and as a reduction to investment in receivables.

Prior to January 1, 2020, receivables were placed on non-accrual status when management determined that the collectability of contractual amounts were not reasonably assured. While on non-accrual status, receivables were either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, where cash receipts reduced the carrying value of the receivable, based on management’s expectation of future collectability. Allowances were established for receivables based upon an estimate of probable losses on an individual receivable by receivable basis if they were determined to be impaired. Receivables were impaired when it was deemed probable that the Partnership would be unable to collect all amounts when due in accordance with the contractual terms of the loan. An allowance is based upon the Partnership’s assessment of the borrower’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience and other relevant factors, as appropriate.

In 2018 and 2019, the Partnership assessed investments in receivables for impairment. Internally generated cash flow projections were used to determine if the receivables were expected to be repaid in accordance with the terms of the related agreements. If it was probable that a receivable would not be repaid in accordance with the related agreement, the receivable was deemed impaired. To measure impairment, the present value of the expected future cash flows discounted was calculated using the original effective interest rate. If the present value was less than the carrying value of the receivable, a specific impairment reserve is recorded for the difference. For the year ended December 31, 2018, the Partnership impaired 16 of its investments in receivables and recognized impairment charges totaling $0.8 million. The investments in receivables were impaired to their net realizable value. There was no impairment of investments in receivables during the year ended December 31, 2019.

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the year ended December 31, 2020 and 2019.

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

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio for a purchase price of £95 million. As a result, the sale of the European outdoor advertising portfolio represents a strategic shift that will have a major effect on the Partnership’s operations and financial results and has met the criteria as discontinued operations in June 2020. Accordingly, for all prior periods presented, the related assets and liabilities, including borrowings under the revolving credit facility and an interest rate swap agreement denominated in British pound sterling (“GBP”), are presented as assets and liabilities held for sale on the consolidated balance sheets (Note 4) and the related operating results, including interest expense and unrealized loss on the interest rate swap agreement denominated in GBP, are presented as income from discontinued operations on the consolidated statement of operations (Note 9).

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

Revenue Recognition

The Partnership recognizes rental income under operating leases, including rental abatements, lease incentives and contractual fixed increases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are recorded as deferred rent assets. The excess of rent payments collected over amounts recognized contractually due pursuant to the underlying lease are recorded as prepaid rents. The Partnership accounts for and presents tenant reimbursements as a component of rental revenue in our consolidated income statements in accordance with the new lease standard (“ASC 842”). Tenant reimbursements are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

For the years ended December 31, 2020, 2019, and 2018, leases obtained by the Partnership through its acquisition and ownership of real property interests in the wireless communication industry and the outdoor advertising industry were generally cancelable upon 30 - 180 days’ notice by the tenants with no significant penalty. The Partnership evaluates whether the lease arrangements economically compel the tenant to not cancel the lease in determining the term of the lease by considering various factors such as cancellation rights, availability of alternative sites, and historical cancellation rates. For cancellable leases where the tenant is not economically compelled to continue the lease, the term of the lease is considered to be the non-cancellable period with rental abatements and contractual fixed rate increases recorded in the period the amounts become due and payable. Leases obtained through development projects, are generally non‑cancellable for the initial term.

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

•	Digital Infrastructure – The lease term is generally non-cancellable.
•	Outdoor Advertising and Renewable Power Generation – The lease term is generally considered to be the non-cancellable term of the remaining portion of the existing term of the lease.

The capitalized above-market and below-market lease values are amortized as a decrease or increase, respectively, to rental income over the estimated period the tenant is expected to be leasing the site.

Certain leases provide for the greater of a minimum rent or a percentage of the revenue generated by the tenant (“Contingent Rent”). Contingent Rent is recognized when measurable and all possible contingencies have been eliminated. During the years ended December 31, 2020, 2019, and 2018, the Partnership recognized $1.4 million, $1.6 million and $1.2 million of Contingent Rent, respectively.

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

Foreign Currency Transactions

Transactions denominated in a currency other than U.S. dollars are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in a foreign currency are remeasured at each reporting date into the functional currency at the exchange rate on that date. For all periods presented, the foreign currency interest rate swap agreement and a debt agreement that resulted in mark to market foreign currency transaction adjustments were reclassified to discontinued operations.

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

Business Segments

The Financial Accounting Standards Board (“FASB”) accounting guidance with regard to disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Partnership has four reportable segments, wireless communication, digital infrastructure, outdoor advertising and renewable power generation for all periods presented.

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standard Codification. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to not have any material impact on its combined financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of impairment for certain financial instruments measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The measurement of expected credit losses under the current expected credit loss model is based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The Partnership adopted the guidance as of January 1, 2020 and recognized $0.1 million as a cumulative adjustment to retained earnings and as a reduction to investments in receivables as of the effective date.

3. Acquisitions and Developments

Drop-down Acquisitions

During the year ended December 31, 2018, the Partnership completed one Drop-down Acquisition from our Sponsor and affiliates. There were no drop-down acquisitions during the years ended December 31, 2020 and 2019. Certain real property interests and financing assets included in the Drop-down Acquisitions completed by the Partnership were part of the right of first offer assets acquired from Landmark Dividend Growth Fund-H LLC (“Fund H”). All other Drop-down Acquisitions have been made directly from our Sponsor or from a wholly owned subsidiary of our Sponsor. The following table presents the Drop-down Acquisitions completed by the Partnership:

		Number of Tenant Sites				Consideration (in millions)
				Renewable		Borrowings
		Wireless	Outdoor	Power		and Available	Common
Acquisition Date	Source	Communication	Advertising	Generation	Total	Cash	Units	Total
January 18, 2018	Fund H	30	90	7	127	$32.6	$27.3	$59.9
2018 Acquisitions		30	90	7	127	$32.6	$27.3	$59.9

Drop-down Acquisitions are accounted for as transfers of net assets between entities under common control. The transfer of net assets is accounted for prospectively in the period in which the transfer occurs at the net carrying value. Any differences between the cash consideration and the net carrying value of the transfer of net assets have been allocated to the General Partner.

Third Party Acquisitions

During the years ended December 31, 2020, 2019 and 2018, the Partnership completed various direct third-party acquisitions. Third-party acquisitions include acquisitions in exchange for Common Units pursuant to our previously filed and effective registration statement on Form

S-4, in which we may offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities (the “Unit Exchange Program” or “UEP”).

The following table presents direct third-party acquisitions, excluding transaction costs, completed by the Partnership during the years ended December 31, 2020, 2019 and 2018:

	No. of Tenant Sites					Consideration (in millions)
				Renewable		Borrowings
	Wireless	Digital	Outdoor	Power		and Available	Common
Acquisition Description	Communication	Infrastructure	Advertising	Generation	Total	Cash	Units	Total
First Quarter
International	—	—	1	—	1	$0.1	$—	$0.1
Total	—	—	1	—	1	$0.1	$—	$0.1
Second Quarter
International	6	—	—	—	6	$1.3	$—	$1.3
Total	6	—	—	—	6	$1.3	$—	$1.3
Third Quarter
International	—	1	—	—	1	$20.1	$—	$20.1
Domestic	—	6	—	—	6	107.7	—	107.7
Total	—	7	—	—	7	$127.8	$—	$127.8
Fourth Quarter
Domestic	—	1	—	—	1	$15.0	$—	$15.0
Total	—	1	—	—	1	$15.0	$—	$15.0
2020 Total	6	8	1	—	15	$144.2	$—	$144.2
First Quarter
International	—	—	104	—	104	$6.0	$—	$6.0
Total	—	—	104	—	104	$6.0	$—	$6.0
Second Quarter
International	—	—	7	—	7	$6.7	$—	$6.7
Domestic	—	—	—	8	8	0.4	—	0.4
Total	—	—	7	8	15	$7.1	$—	$7.1
Third Quarter
International	—	—	10	—	10	$3.8	$—	$3.8
Domestic	1	—	—	—	1	0.3	—	0.3
Total	1	—	10	—	11	$4.1	$—	$4.1
Fourth Quarter
International	1	—	13	—	14	$10.5	$—	$10.5
Domestic	—	2	—	—	2	24.3	—	24.3
Total	1	2	13	—	16	$34.8	$—	$34.8
2019 Total	2	2	134	8	146	$52.0	$—	$52.0
First Quarter
UEP	5	—	1	—	6	$—	$3.2	$3.2
Domestic	14	1	12	—	27	21.3	—	21.3
Total	19	1	13	—	33	$21.3	$3.2	$24.5
Second Quarter
International	—	—	8	—	8	$7.3	$—	$7.3
UEP	7	—	1	—	8	0.6	1.8	2.4
Domestic	2	1	1	—	4	21.5	—	21.5
Total	9	1	10	—	20	$29.4	$1.8	$31.2
Third Quarter
International	2	—	12	—	14	$14.2	$—	$14.2
UEP	10	—	—	—	10	0.9	1.8	2.7
Domestic	2	—	11	—	13	2.0	—	2.0
Total	14	—	23	—	37	$17.1	$1.8	$18.9
Fourth Quarter
International	—	—	8	—	8	$0.2	$—	$0.2
UEP	4	—	—	—	4	—	0.9	0.9
Domestic	1	—	1	—	2	0.1	—	0.1
Total	5	—	9	—	14	$0.3	$0.9	$1.2
2018 Total	47	2	55	—	104	$68.1	$7.7	$75.8

Leases

The Partnership evaluates whether an easement meets the definition of a lease under the new lease standard (“ASC 842”). The Partnership determines if an arrangement is a lease at the date of acquisition. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. While most of our leases are classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of operating and finance leases that have recurring ground lease rental payments. The lease liability is the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We use a weighted-average discount rate of approximately 4.3%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. As of December 31, 2020, the weighted-average remaining lease term of operating leases is approximately 8 years. Operating lease assets are included in right of use, net and finance lease assets are included in real property interests in the Consolidated Balance Sheets.

The following table illustrates information about other lease related balances as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Operating leases:
Right-of-use asset	$10,716	$6,615
Operating lease liability	8,818	6,766

Finance leases:
Right-of-use asset (1)	$1,229	$478

(1)	Assets held under finance leases are recorded in Real property interests and are depreciated over the lease term.

The following table represents the future minimum ground lease payments as of December 31, 2020 (in thousands):

Operating Lease
2021	$610
2022	620
2023	631
2024	641
2025	653
Thereafter	11,684
Total future payments	14,839
Discount	(6,021)
Total lease liability	$8,818

Developments

During 2017, the Partnership started developing an ecosystem of technologies that provide smart enabled infrastructure including stealth towers and digital outdoor advertising kiosks across North America. Stealth towers are self-contained, neutral-host towers designed for wireless carrier and other wireless operator collocation. The stealth towers are designed for macro, mini macro and small cell deployments and will support Internet of Things (IoT), carrier densification needs, private LTE networks and other wireless solutions.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit (“DART”) to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

As of December 31, 2020 and 2019, the Partnership’s $44.8 million and $49.1 million, respectively, of construction in progress balance primarily related to these projects, respectively. During the years ended December 31, 2020 and 2019, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	December 31,
	2020	2019
Land	$117,421	$107,558

Building and site improvements	169,275	51,828
Real property interests – perpetual	101,785	100,810
Real property interests – finite life	399,179	356,065
Real property interests – ROU asset finance lease	1,229	478
Total real property interests	671,468	509,181
Construction in progress	44,787	49,116
Total land and real property interests	833,676	665,855
Accumulated depreciation and amortization of real property interests	(63,474)	(48,995)
Land and net real property interests	$770,202	$616,860

Sales

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio for a purchase price of £95 million. We recognized a gain on sale of real property interest of $15.5 million upon completion of the sale. The sale of the European outdoor advertising portfolio has met the criteria as discontinued operations. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets, as described below, and the related operating results and gain on sale are presented as income from discontinued operations on the consolidated statement of operations for all periods presented (Note 9).

During the year ended December 31, 2019, the Partnership completed a sale of two wireless communication sites held for sale and three outdoor advertising sites to a third party in exchange for cash consideration of $1.4 million. We recognized a gain on sale of real property interest of $0.5 million upon completion of the sale.

On June 27, 2019, the Partnership completed a sale of its real property interests and investments in receivables held for sale in its taxable subsidiary for total consideration of $31.8 million. We recognized a gain on sale of real property interests and investments in receivables of $11.7 million before income taxes, or $8.6 million after income taxes, upon completion of the sale.

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

Purchase Price Allocation

The Partnership applies the asset acquisition method to all acquired investments of real property interests for transactions that meet the definition of an asset acquisition. The fair value of the assets acquired and liabilities assumed is typically determined by using Level III valuation methods. The most sensitive assumption is the discount rate used to discount the estimated cash flows from the real estate rights. For purposes of the computation of fair value assigned to the various tangible and intangible assets, the Partnership assigned discount rates ranging between 6% and 20% with a weighted average discount rate of 8.3%.

The following table summarizes final allocations for acquisitions made during the years ended December 31, 2020, 2019, and 2018 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in real	In-place lease	Above-market	Below-market	ROU	Lease
Period	Land	property interests	intangibles	lease intangibles	lease intangibles	Assets	Liability	Debt	Total
2020	$9,338	$144,672	$45	$—	$—	$748	$—	$(3,354)	$151,449
2019	11,813	17,154	5,730	86	(113)	21,570	(1,640)	—	54,600
2018	16,646	91,314	7,939	1,309	(2,031)	—	—	—	115,177

Future estimated aggregate amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of December 31, 2019, are as follows (in thousands):

2021	$10,847
2022	10,888
2023	9,627
2024	9,372
2025	9,372
Thereafter	456,103
Total	$506,209

The weighted average remaining depreciation and amortization period for non‑perpetual real property interests is 41 years and 40 years at December 31, 2020 and 2019, respectively.

Impairments

During the year ended December 31, 2020, the Partnership recognized impairment charges totaling $0.3 million for five of the Partnership’s real property interest that were impaired and one non-lease renewal. For the years ended December 31, 2019 and 2018, eight and six of the Partnership’s real property interests were impaired and we recognized impairment charges totaling, $0.7 million and $0.6 million, respectively. The carrying value of each real property interest was determined to have a fair value of zero. Additionally, the Partnership recognized impairment charges related to certain construction in progress of $1.6 million during the year ended December 31, 2019.

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

5. Other Intangible Assets and Liabilities

The following summarizes our identifiable intangible assets, including above/below‑market lease intangibles. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	December 31,
	2020	2019
Acquired in-place lease
Gross amount	$26,819	$26,741
Accumulated amortization	(9,998)	(7,934)
Net amount	$16,821	$18,807
Acquired above-market leases
Gross amount	$6,564	$6,550
Accumulated amortization	(3,968)	(3,421)
Net amount	$2,596	$3,129
Total other intangible assets, net	$19,417	$21,936
Acquired below-market leases
Gross amount	$(16,779)	$(16,778)
Accumulated amortization	10,698	9,195
Total other intangible liabilities, net	$(6,081)	$(7,583)

We recorded net amortization of above and below‑market lease intangibles, excluding amounts related to discontinued operations, of $1.0 million, $1.0 million and $1.2 million as an increase to rental revenue for the years ended December 31, 2020, 2019 and 2018, respectively. We recorded amortization of in‑place lease intangibles, excluding amounts related to discontinued operations, of $2.0 million, $1.9 million and $2.1 million as amortization expense for the years ended December 31, 2020, 2019, and 2018, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2020 follows (in thousands):

	Acquired	Acquired	Acquired
	in-place	above-market	below-market
	leases	leases	leases
2021	$1,988	$427	$(201)
2022	1,912	344	(182)
2023	1,636	309	(166)
2024	1,521	285	(160)
2025	1,395	226	(150)
Thereafter	8,369	1,005	(5,222)
Total	$16,821	$2,596	$(6,081)

6. Future Minimum Rents

At December 31, 2020, future minimum receipts from tenants on leases with non‑cancellable terms, including cancellable leases where the tenant is economically compelled to extend the lease term, for each of the next five years and thereafter are as follows (in thousands):

2021	$26,756
2022	26,781
2023	25,866
2024	24,364
2025	22,855
Thereafter	133,701
Total	$260,323

7. Investments in Receivables

Investments in receivables includes financing arrangements and management agreements whereby we purchased the right to receive a portion of a rental payment under a contract but are not a party to the lease and do not have a real property interest. Additionally, certain lease arrangements of real property interests meet the definition of a financial asset and included in investments in receivables in our financial statements. Investments in receivables also includes arrangements with T‑Mobile whereby we purchased the right to retain a portion of a lease payment prior to passing the remainder to the property owner. The receivables are unsecured with payments collected over periods ranging from 2 to 99 years. These cash flow financing arrangements were recorded at the fair value at the acquisition date, using discount rates ranging from 7% to 14% and are accounted for as receivables in our consolidated financial statements.

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

Interest income recognized on the receivables totaled $0.5 million, $0.6 million and $1.4 million during 2020, 2019, and 2018, respectively. In connection with the sale of the European outdoor advertising portfolio on June 17, 2020, the Partnership completed the sale of an investment in receivable and recognized a gain on sale of investments in receivables in discontinued operations. Additionally, on June 27, 2019, the Partnership completed a sale of its investments in receivables held for sale as of March 31, 2019 and recognized a gain on sale of investments in receivables.

The following table reflects the activity in investments in receivables (in thousands):

	Year Ended December 31,
	2020	2019
Investments in receivables – beginning	$5,653	$15,236
Adoption of ASU 2016-13	(53)	—
Sales	—	(8,331)
Other	7	(742)
Repayments	(506)	(519)
Interest accretion	—	9
Investments in receivables – ending	$5,101	$5,653

Annual amounts due as of December 31, 2020, are as follows (in thousands):

2021	$1,043
2022	1,157
2023	1,260
2024	1,316
2025	780
Thereafter	4,700
Total	$10,256
Interest	$5,155
Principal	5,101
Total	$10,256

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

The following table summarizes the Partnership’s gain on the contribution of real property interests to the unconsolidated JV as of the date of the Transaction (in thousands):

Investment in unconsolidated joint venture	$65,611
Proceeds from sale of real property interests	65,585
Less: Net equity contributed to the unconsolidated joint venture	(31,157)
Gain on sale of real property interests	$100,039

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	December 31,
	2020	2019
Total assets	$249,252	$255,157

Total liabilities	124,034	127,611
Total equity	125,218	127,546
Total liabilities and equity	$249,252	$255,157

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Year Ended December 31,
	2020	2019
Rental revenue	$14,407	$14,245
Net income	2,461	796
Partnership's share in net income	1,231	398
Distributions declared to the Partnership	2,501	3,983

9. Discontinued Operations

The following table presents income from discontinued operations in connection with the sale of the European outdoor advertising portfolio (in thousands):

	For the year ended December 31,
	2020	2019	2018
Revenue
Rental revenue from discontinued operations	$3,401	$5,639	$3,356
Expenses
Property operating	387	549	285
General and administrative	211	288	126
Acquisition-related	341	555	2,710
Depreciation and amortization	536	788	380
Total expenses from discontinued operations	1,475	2,180	3,501
Other income and expenses
Interest and other income	105	235	251
Interest expense	(641)	(715)	—
Unrealized loss on derivatives	(1,799)	(1,261)	(422)
Gain on sale of real property interests	15,508	—	—
Foreign currency transaction gain (loss)	2,721	(2,433)	(6)
Total other income and expenses from discontinued operations	15,894	(4,174)	(177)
Income (loss) from discontinued operations before income tax expense	17,820	(715)	(322)
Income tax (benefit) expense	480	506	(89)
Income (loss) from discontinued operations	$17,340	$(1,221)	$(233)

10. Debt

The following table summarizes the Partnership’s debt. Prior period amounts have been revised to exclude discontinued operations (in thousands):

		Outstanding Balance
	Maturity Date	December 31, 2020	December 31, 2019
Revolving credit facility	November 15, 2023	$214,200	$179,500

PACE special assessment loan	February 14, 2038	$3,480	$—
4.38% senior secured notes	June 30, 2036	37,686	39,945
Series 2019-1 Class A 3.90%	January 14, 2027	170,000	—
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	56,676	59,124
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	16,816	17,172
Series 2016-1 Class A 3.52%	June 1, 2021	—	82,175
Series 2016-1 Class B 7.02%	June 1, 2021	—	25,100
Secured Notes		$284,658	$223,516
Discount on Secured Notes		(831)	(1,081)
Deferred loan costs		(4,150)	(5,337)
Secured Notes, net		$279,677	$217,098

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.

Revolving Credit Facility

The Partnership’s revolving credit facility with Truist Bank, as administrative agent, and a syndicate of lenders will mature on November 15, 2023 and will be available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility and obtained commitments from a syndicate of banks with initial borrowing commitments of $450.0 million for five-years. Additionally, borrowings up to $75.0 million may be denominated in GBP, Euro, Australian dollar and Canadian dollar. Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries, after‑acquired real property (other than real property that is acquired from affiliate funds and is subject to a mortgage), and other customary exclusions, are pledged (or secured by mortgages), as collateral under our revolving credit facility. Our revolving credit facility contains various customary covenants and restrictive provisions.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of December 31, 2020, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of December 31, 2020, the applicable annual commitment rate used was 0.20%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of GBP denominated borrowings. As of December 31, 2020, $214.2 million was outstanding. Our revolving credit facility contains various covenants and restrictive provisions that limit our ability (as well as the ability of our restricted subsidiaries) to incur or guarantee additional debt, among other things. As of December 31, 2020 there was $235.8 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with various financial covenants. As of December 31, 2020 and 2019, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

On April 24, 2018, the Partnership entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”) pursuant to which the Partnership agreed to sell an initial $43.7 million aggregate principal amount of 4.38% senior secured notes, in a private placement (the “4.38% Senior Secured Notes”) involving a segregated pool of renewable power generation sites and related property interests. The 4.38% Senior Secured Notes are fully amortized through June 30, 2036. We used all the net proceeds of $41.0 million to repay a portion of the borrowings under our revolving credit facility. In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership obtained a standby letter of credit arrangement totaling $2.4 million.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of December 31, 2020 and 2019, $3.2 million and $5.6 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

Certain information with respect to the 2019 and 2017 Securitization is set forth below. The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of annualized net cash flow (as defined in the applicable indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Secured Notes, as applicable, that will be outstanding on the payment date following such date of determination.

			Conditions Limiting Distributions of Excess Cash
	Issuer or Borrower	Notes Issued	Cash Trap DSCR	Amortization Period
2019 Securitization	LMRK Issuer Co. LLC, 2019-1 TRS LLC	Series A Senior Secured Notes	1.30x (1)	(1)
2017 Securitization	LMRK Issuer Co. 2 LLC	Series 2017-1 Secured Notes, Class A and Class B	1.30x (2)	(3)

(1)

An amortization period will commence (at the option of the related noteholder) if the debt service coverage ratio (measured for the most recently ended period of 12 consecutive months) falls below 1.30 to 1.00 on such calculation date. During an amortization period, excess cash flow will be applied to repay the applicable notes.

(2)

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

(3)

An amortization period commences if the DSCR is equal to or below 1.15x (the “Minimum DSCR”) at the end of any calendar month and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar months.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the DSCR of the issuer is at least 1.5x to 1.0x for the 2019 Secured Notes and at least 2.0x to 1.0x for the 2017 Secured Notes. As of December 31, 2020, the Partnership was in compliance with all financial covenants required under the Secured Notes.

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

The Secured Notes’ annual principal payment amounts due as of December 31, 2020, are as follows (in thousands):

2021	$6,117
2022(1)	72,569
2023	6,946
2024	7,293
2025	7,619
Thereafter (1)	184,114
Total	$284,658

(1)	Reflects anticipated repayment dates.

Interest Expense

For the years ended December 31, 2020, 2019 and 2018, the Partnership incurred interest expense, excluding amounts related to discontinued operations, of $17.3 million, $17.5 million and $24.3 million, respectively, and had interest payable of $0.3 million and $0.5 million as of December 31, 2020 and 2019, respectively. Additionally, the Partnership recorded deferred loan costs and amortization of discount on secured notes, which is included in interest expense, of $2.5 million, $3.1 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. In connection with the amendment of the credit facility on November 15, 2018, the unamortized balance of the deferred loan costs totaling $0.2 million was recorded as a loss on extinguishment of debt during the year ended December 31, 2018.

11. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements. Prior period amounts have been revised to exclude discontinued operations (in thousands, except percentages):

Date	Notional			Effective	Maturity	Fair Value Liability at December 31,
Entered	Value	Fixed Rate	Index	Date	Date	2020	2019
August 24, 2015	$50,000	1.74%	1-month USD LIBOR	10/1/2015	10/1/2022	$—	$(264)
March 23, 2016	50,000	1.67	1-month USD LIBOR	12/24/2018	12/24/2021	—	(113)
March 31, 2016	20,000	1.56	1-month USD LIBOR	12/24/2018	12/24/2021	—	(4)
March 31, 2016	25,000	1.63	1-month USD LIBOR	4/13/2019	4/13/2022	—	(48)
June 12, 2017	50,000	2.10	1-month USD LIBOR	3/2/2018	9/2/2024	(3,381)	(1,045)
September 29, 2020	60,000	0.18	1-month USD LIBOR	9/30/20	11/15/23	(9)	—
December 30, 2020	40,000	0.21	1-month USD LIBOR	12/30/20	11/15/23	(45)	—
						$(3,435)	$(1,474)

During the years ended December 31, 2020, 2019 and 2018, the Partnership recorded a loss, excluding amounts related to discontinued operations, of $6.2 million, a loss of $6.1 million and a gain of $1.4 million, respectively, resulting from the change in fair value of the interest rate swap agreements which is reflected as an unrealized gain (loss) on derivatives on the consolidated statements of operations. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio to terminate certain interest rate swap agreements for approximately $7.6 million, including approximately $3.3 million for the GBP denominated interest rate swap agreement with a notional value of £38 million. As of December 31, 2019, the GBP swap agreement had a fair value liability of $1.7 million, which was reclassified to liabilities held for sale in prior period to exclude discontinued operations (Note 4). Additionally, for all periods presented, foreign currency transaction gains and losses resulting from the changes in exchange rates affecting mark-to-market adjustments on the GBP interest rate swap agreement were reclassified to discontinued operations (Note 9).

The fair value of the interest rate swap agreements is derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instruments’ value including change in fair value at December 31, 2020. The following table summarizes the results of the analysis performed (in thousands):

		Sensitivity of the Fair Value to Changes in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
June 12, 2017	9/2/2024	(2,593)	(4,445)	(1,697)	(5,400)
September 29, 2020	11/15/23	815	(857)	1,629	(1,715)
December 30, 2020	11/15/23	504	(612)	1,047	(1,184)

12. Unit-Based Compensation

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

Our Long‑Term Incentive Plan

In connection with the IPO, the board of directors of the General Partner adopted the Landmark Infrastructure Partners LP 2014 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the General Partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of equity-based awards. The purpose of the LTIP is to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to individuals providing services to the Partnership or the General Partner to encourage superior performance. The LTIP is also intended to enhance the ability of the Partnership and the General Partner to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and the General Partner and to encourage these individuals to devote their best efforts to advancing the business of the Partnership and the General Partner. The LTIP will initially limit the number of units that may be delivered pursuant to vested awards to 785,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events, with such amount increased annually on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024 by a number of Common Units equal to the least of (i) 1,570,000 Common Units, (ii) 2% of the total number of common units outstanding on the last day of the immediately preceding calendar year and (iii) such smaller number of Common Units as determined by the board of directors of the General Partner. Common Units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations, or otherwise terminated without delivery of the Common Units will be available for delivery pursuant to other awards. We have granted 7,368, 10,631 and 3,826 units under our LTIP as compensation to our Non-Employee Directors during the years ended December 31, 2020, 2019 and 2018, respectively, and no other awards were granted to any of our executive officers.

13. Equity

The table below summarizes changes in the numbers of units outstanding for the years ended December 31, 2020, 2019 and 2018 (in units):

					Mezzanine Equity -
			Series A	Series B	Series C
	Common	Subordinated	Preferred	Preferred	Preferred
Balance at December 31, 2017	20,146,458	3,135,109	1,568,402	2,463,015	—
Issuance of units to Fund H - January 18, 2018	1,506,421	—	—	—	—
Conversion of subordinated units	3,135,109	(3,135,109)	—	—	—
Issuance of Series C Preferred Units - April 2, 2018	—	—	—	—	2,000,000
Issuance under ATM Programs	27,830	—	24,747	—	—
Issuance under Unit Exchange Program	508,157	—	—	—	—
Unit-based compensation	3,826	—	—	—	—
Balance at December 31, 2018	25,327,801	—	1,593,149	2,463,015	2,000,000
Issuance under ATM Programs	—	—	128,892	81,778	—
Conversion of Series C Preferred Units	14,708	—	—	—	(11,300)
Unit-based compensation	10,631	—	—	—	—
Balance at December 31, 2019	25,353,140	—	1,722,041	2,544,793	1,988,700
Issuance under ATM Programs	109,724	—	66,802	84,139	—
Conversion of Series C Preferred Units	7,810	—	—	—	(6,000)
Unit-based compensation	7,368	—	—	—	—
Balance at December 31, 2020	25,478,042	—	1,788,843	2,628,932	1,982,700

On December 4, 2019, the Partnership filed a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was declared effective by the SEC on January 30, 2020 and permits us to issue and sell, from time to time, common and preferred units representing limited partner interests in us, and debt securities up to an aggregate amount of $750.0 million.

Common Units

On February 16, 2016, the Partnership filed a shelf registration statement on Form S-4 with the SEC. The shelf registration statement was declared effective on March 10, 2016 and permits us to offer and issue, from time to time, an aggregate of up to 5,000,000 Common Units in connection with the acquisition by us or our subsidiaries of other businesses, assets or securities. No acquisitions were completed during the year ended December 31, 2020 and 2019 under the Unit Exchange Program. During the year ended December 31, 2018, under the Unit Exchange Program we completed acquisitions of 28 tenant sites in exchange for 508,157 Common Units, valued at approximately $7.6 million.

On February 16, 2016, the Partnership established a Common Unit at-the-market offering program (the “2016 Common Unit ATM Program”) that expired on December 30, 2018, therefore, no Common Units were issued under the 2016 Common Unit ATM Program during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Partnership issued 27,830 Common Units under the 2016 Common Unit ATM Program, generating proceeds of approximately $0.5 million before issuance costs.

On May 3, 2019, the Partnership established a Common Unit at-the-market offering program (the “2019 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2020, 109,724 Common Units were issued under the 2019 Common Unit ATM Program generating proceeds of approximately $1.8 million before issuance costs. No Common Units were issued under the 2019 Common Unit ATM Program during the year ended December 31, 2019.

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2020 Common Unit ATM Program during the year ended December 31, 2020.

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

Preferred Units

On June 24, 2016, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2016 Series A Preferred Unit ATM Program”), that expired on December 30, 2018, therefore, no Series A Preferred Units were issued under the 2016 Series A ATM Program during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Partnership issued 24,747 Series A Preferred Units under the 2016 Series A Preferred Unit ATM Program, generating proceeds of approximately $0.6 million before issuance costs.

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “Series B Preferred Unit ATM Program”), pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the Series B Preferred Unit ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2020 and 2019, the Partnership issued 84,139 and 81,778 Series B Preferred Units, respectively, under our Series B Preferred Unit ATM Program, generating proceeds of approximately $2.2 million and $2.1 million before issuance costs, respectively. No Series B Preferred Units were issued under our Series B Preferred Unit ATM Program during the year ended December 31, 2018. As of December 31, 2020, we have $30.2 million remaining available to be issued under the Series B Preferred Unit ATM Program.

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program” and together with the 2016 Series A Preferred Unit ATM Program, Series B Preferred Unit ATM Program and Common Unit ATM Program the “ATM Programs”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2020 and 2019, the Partnership issued 23,287 and 128,892 Series A Preferred Units, respectively, under our 2019 Series A ATM Program, generating proceeds of approximately $0.6 million and $3.3 million, respectively before issuance costs. As of December 31, 2020, we have $46.1 million remaining available to be issued under the 2019 Series A ATM Program.

On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series A ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the year ended December 31, 2020, the Partnership issued 43,515 Series A Preferred Units under our 2020 Series A ATM Program, generating proceeds of approximately $1.1 million before issuance costs.

On February 28, 2020, the Partnership replaced the Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series B ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under the 2020 Series B ATM Program during the year ended December 31, 2020.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units balances and accreted up to the redemption value. During the years ended December 31, 2020 and 2019, 6,000 and 11,300 Series C Preferred Units were converted into 7,810 and 14,708 Common Units, respectively, based on the holder’s option.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common and Subordinated Units and IDRs
March 31, 2018	April 19, 2018	May 15, 2018	$0.3675	$9,384
June 30, 2018	July 19, 2018	August 14, 2018	0.3675	9,431
September 30, 2018 (1)	October 26, 2018	November 14, 2018	0.3675	9,285
December 31, 2018 (1)	January 25, 2019	February 14, 2019	0.3675	9,312
March 31, 2019 (1)	April 19, 2019	May 15, 2019	0.3675	9,312
June 30, 2019 (1)	July 19, 2019	August 14, 2019	0.3675	9,312
September 30, 2019 (1)	October 25, 2019	November 14, 2019	0.3675	9,317
December 31, 2019 (1)	January 24, 2020	February 14, 2020	0.3675	9,360
March 31, 2020	April 21, 2020	May 15, 2020	0.2000	5,096
June 30, 2020	July 24, 2020	August 14, 2020	0.2000	5,096
September 30, 2020	October 23, 2020	November 13, 2020	0.2000	5,096
December 31, 2020	January 22, 2021	February 12, 2021	0.2000	5,098
Series A Preferred Units
March 31, 2018	March 23, 2018	April 16, 2018	$0.5000	$797
June 30, 2018	June 21, 2018	July 16, 2018	0.5000	797
September 30, 2018	September 20, 2018	October 15, 2018	0.5000	797
December 31, 2018	December 20, 2018	January 15, 2019	0.5000	797
March 31, 2019	March 21, 2019	April 15, 2019	0.5000	797
June 30, 2019	June 20, 2019	July 15, 2019	0.5000	828
September 30, 2019	September 20, 2019	October 15, 2019	0.5000	837
December 31, 2019	December 20, 2019	January 15, 2020	0.5000	861
March 31, 2020	March 20, 2020	April 15, 2020	0.5000	873
June 30, 2020	June 19, 2020	July 15, 2020	0.5000	873
September 30, 2020	September 18, 2020	October 15, 2020	0.5000	893
December 31, 2020	December 22, 2020	January 15, 2021	0.5000	894
Series B Preferred Units
March 31, 2018	April 19, 2018	May 15, 2018	$0.4938	$1,216
June 30, 2018	July 19, 2018	August 15, 2018	0.4938	1,216
September 30, 2018	October 22, 2018	November 15, 2018	0.4938	1,216
December 31, 2018	January 22, 2019	February 15, 2019	0.4938	1,216
March 31, 2019	April 19, 2019	May 15, 2019	0.4938	1,216
June 30, 2019	July 19, 2019	August 15, 2019	0.4938	1,257
September 30, 2019	October 22, 2019	November 15, 2019	0.4938	1,257
December 31, 2019	January 23, 2020	February 18, 2020	0.4938	1,298
March 31, 2020	April 20, 2020	May 15, 2020	0.4938	1,298
June 30, 2020	July 22, 2020	August 17, 2020	0.4938	1,298
September 30, 2020	October 22, 2020	November 16, 2020	0.4938	1,298
December 31, 2020	January 21, 2021	February 16, 2021	0.4938	1,298
Series C Preferred Units
June 30, 2018 (2)	April 19, 2018	May 15, 2018	$0.2090	$418
June 30, 2018	July 19, 2018	August 15, 2018	0.4400	880
September 30, 2018	October 22, 2018	November 15, 2018	0.4382	876
December 31, 2018	January 22, 2019	February 15, 2019	0.4571	914
March 31, 2019	April 19, 2019	May 15, 2019	0.4614	923
June 30, 2019	July 19, 2019	August 15, 2019	0.4510	902
September 30, 2019	October 22, 2019	November 15, 2019	0.4375	870
December 31, 2019	January 23, 2020	February 18, 2020	0.4375	870
March 31, 2020	April 20, 2020	May 15, 2020	0.4375	867
June 30, 2020	July 22, 2020	August 17, 2020	0.4375	867
September 30, 2020	October 22, 2020	November 16, 2020	0.4375	867
December 31, 2020	January 21, 2021	February 16, 2021	0.4375	867

(1)	The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to the respective quarterly distribution.
(2)

The first distribution declared by the Partnership for the Series C Preferred Units was prorated for the 43-day period following the closing of the issuance on April 2, 2018. The distribution was paid on May 15, 2018 to unitholders of record as of May 1, 2018

14. Net Income (Loss) Per Limited Partner Unit

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

The calculation of the undistributed net loss attributable to common and subordinated unitholders for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income from continuing operations	$11,778	$22,827	$116,054
Less: Net income attributable to noncontrolling interest	32	31	27
Income from continuing operations attributable to limited partners	11,746	22,796	116,027
Income (loss) from discontinued operations, net of tax	17,340	(1,221)	(233)
Net income attributable to limited partners	29,086	21,575	115,794
Less:
Distributions declared on Preferred Units	(12,213)	(11,883)	(10,630)
General partner's incentive distribution rights (1)	—	(788)	(784)
Accretion of Series C preferred units	(386)	(641)	—
Net income attributable to common and subordinated unitholders	16,487	8,263	104,380
Distributions declared on common units	(20,385)	(37,301)	(37,022)
Undistributed net income (loss)	(3,898)	(29,038)	67,358
Undistributed income (loss) from discontinued operations	17,340	(1,221)	(233)
Undistributed income (loss) from continuing operations	$(21,238)	$(27,817)	$67,591

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

The calculation of net income (loss) per unit related to the Partnership for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands, except per unit data):

	Year Ended December 31,
	2020	2019	2018
	Common	Common	Common	Subordinated
	Units	Units	Units	Units
Distributions declared	$20,385	$37,301	$37,022	$—
Undistributed net income (loss) from continuing operations	(21,238)	(27,817)	67,925	(334)
Income (loss) from continuing operations attributable to common and subordinated units - basic	(853)	9,484	104,947	(334)
Income (loss) from discontinued operations attributable to common and subordinated units - basic	17,340	(1,221)	(264)	31
Net income (loss) attributable to common and subordinated units - basic	16,487	8,263	104,683	(303)
Net loss attributable to subordinated units	—	—	(303)	—
Distributions on dilutive preferred units	—	—	2,613	—
Income (loss) from continuing operations attributable to common and subordinated units - diluted	(853)	9,484	107,257	(334)
Income (loss) from discontinued operations attributable to common and subordinated units - diluted	17,340	(1,221)	(264)	31
Net income (loss) attributable to common and subordinated units - diluted	$16,487	$8,263	$106,993	$(303)
Weighted-average units outstanding:
Basic	25,473	25,343	24,626	387
Effect of dilutive subordinated units	—	—	387	—
Effect of dilutive preferred units	—	—	1,954	—
Diluted	25,473	25,343	26,967	387
Income (loss) from continuing operations per common and subordinated unit:
Basic	$(0.03)	$0.37	$4.26	$(0.86)
Diluted (1)(2)	$(0.03)	$0.37	$3.98	$(0.86)
Income (loss) from discontinued operations per common and subordinated unit:
Basic	$0.68	$(0.05)	$(0.01)	$0.08
Diluted (1)	$0.68	$(0.05)	$(0.01)	$0.08
Net income (loss) per common and subordinated unit:
Basic	$0.65	$0.33	$4.25	$(0.78)
Diluted(1)(2)	$0.65	$0.33	$3.97	$(0.78)

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the years ended December 31, 2020 and 2019 and, as a result, have been excluded in the determination of diluted income (loss) from continuing operations per common unit and net income (loss) per common unit. Potential common unit equivalents were dilutive for the year ended December 31, 2018 and, as a result, have been included in the determination of diluted income (loss) from continuing operations per common and subordinated unit and net income (loss) per common and subordinated unit.

(2)

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

15. Fair Value of Financial Instruments

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	December 31,
	2020		2019
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investments in receivables, net	$5,101	$5,105	$5,653	$5,650
Revolving credit facility	214,200	214,200	179,500	179,500
Secured Notes, net	279,677	298,097	217,098	221,577

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

For the years ended December 31, 2020 and 2019, the Partnership measured the following assets and liabilities at fair value on a recurring basis. Prior period amount has been revised to exclude discontinued operations (in thousands):

	December 31,
	2020	2019
Derivative Liabilities(1)	$3,435	$1,474

(1)

Fair value is calculated using level 2 inputs. Level 2 inputs are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets.

16. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (the “Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the years ended December 31, 2020, 2019 and 2018, Landmark reimbursed us $3.0 million, $3.7 million and $2.8 million, respectively, for expenses related to certain general and administrative services that exceeded the cap. During the years ended December 31, 2020, 2019 and 2018, $0.3 million, $0.3 million and less than $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Additionally, indemnification of $0.4 million related to property taxes is included in capital contributions from Sponsor on the Consolidated Statements of Equity and Mezzanine Equity for 2019. Additionally, indemnification of $1.0 million related to certain assets and is included in capital contributions from Sponsor on the Consolidated Statement of Equity and Mezzanine Equity for 2018.

Patent License Agreement

We entered into a Patent License Agreement (the “License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the years ended December 31, 2020, 2019 and 2018, we incurred $0.1 million, respectively, of license fees related to the AIF patent license agreement.

Right of First Offer

In accordance with the Partnership’s omnibus agreement, certain other investment funds managed by Landmark had granted us a right of first offer (“ROFO”) on real property interests that they owned or acquired before selling or transferring those assets to any third party. During the years ended December 31, 2018, the Partnership waived its ROFO on certain assets in investment funds managed by Landmark. During the year ended December 31, 2018, the Partnership completed the following ROFO acquisitions:

Common Units
			Total No. of	Total	Total	Issued to
	Acquired	Total No.	Investments in	Consideration	Common Units	Landmark
Acquisition Date	Fund	of Tenant Sites	Receivables	(in millions)	Issued	and Affiliates
January 18, 2018	Fund H	127	—	$59.9	1,506,421	—

See further discussion in Note 3, Acquisitions for additional information.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to (i) 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2017 secured notes; (ii) 0.5% of operating revenue for the 4.38% senior secured notes and (iii) 2% of gross revenue for the 2019 secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred $0.1 million, $0.3 million and less than $0.1 million of Secured Tenant Site Assets’ management fees during the years ended December 31, 2020, 2019 and 2018, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the years ended December 31, 2020, 2019 and 2018, the unconsolidated JV incurred $0.3 million, $0.3 million and $0.1 million of management fees and included in capital contributions from Sponsor on the Consolidated Statement of Equity and Mezzanine Equity.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We may pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. During the year ended December 31, 2020, the Partnership incurred $4.3 million of acquisition fees related to the third and fourth quarter 2020 direct acquisitions. There were no such fees incurred during the years ended December 31, 2019 and 2018.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. There were no incentive distributions and incentive allocations during the year ended December 31, 2020. The General Partner irrevocably waived its right to receive the incentive distribution and incentive allocations related to each quarterly distribution during the year ended December 31, 2019 and for the three months ended September 30, 2018 and December 31, 2018, totaling $0.8 million and $0.4 million, which is treated as a deemed contribution in the consolidated statements of equity and mezzanine equity and as a deemed distribution for purposes of determining net income per common unit. During the year ended December 31, 2018, we paid $0.4 million of incentive distribution rights.

Due from Affiliates

At December 31, 2020 and 2019, the General Partner and affiliates owed $1.3 million and $1.1 million, respectively, to the Partnership primarily for current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

17. Segment Information

Prior to June 30, 2020, the Partnership had the following three reportable segments: (i) wireless communication, (ii) outdoor advertising, and (iii) renewable power generation. Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as a discontinued operation and presentation of the assets of the European outdoor advertising portfolio as assets held for sale. Consequently, an evaluation of segment reporting thresholds resulted in changes in our segment presentation for all prior periods presented. As of June 30, 2020, the Partnership had the following four reportable segments: (i) wireless communication, (ii) digital infrastructure, (iii) outdoor advertising and (iv) renewable power generation for all periods presented.

The Partnership’s wireless communication segment consists of leasing infrastructure and real property interests and providing financing to companies in the wireless communication industry in the United States, Canada, and Australia. The Partnership’s outdoor advertising segment consists of leasing real property interests to companies in the outdoor advertising industry in the United States, Canada and Australia. The Partnership’s renewable power generation segment consists of leasing real property interests and providing financing to companies in the renewable power industry in the United States. The Partnership’s digital infrastructure segment consists of leasing real property interests to companies in the digital infrastructure industry in the United States and Canada. Items that are not included in any of the reportable segments are included in the corporate category.

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

The statements of operations for the reportable segments are as follows:

For the year ended December 31, 2020 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$25,658	$9,895	$15,215	$8,071	$—	$58,839
Expenses
Property operating	320	601	807	151	—	1,879
General and administrative	—	—	—	—	4,743	4,743
Acquisition-related	—	—	—	—	112	112
Depreciation and amortization	7,769	3,314	4,900	483	—	16,466
Impairments	78	—	179	—	—	257
Total expenses	8,167	3,915	5,886	634	4,855	23,457
Total other income and expenses	1,596	(61)	(13)	77	(25,633)	(24,034)
Income (loss) from continuing operations before income tax benefit	19,087	5,919	9,316	7,514	(30,488)	11,348
Income tax benefit	—	—	—	—	(430)	(430)
Income (loss) from continuing operations	19,087	5,919	9,316	7,514	(30,058)	11,778
Income from discontinued operations, net of tax	—	—	17,340	—	—	17,340
Net income (loss)	$19,087	$5,919	$26,656	$7,514	$(30,058)	$29,118

For the year ended December 31, 2019 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$25,504	$4,209	$15,496	$8,492	$—	$53,701
Expenses
Property operating	130	159	726	419	—	1,434
General and administrative	—	—	—	—	5,279	5,279
Acquisition-related	—	—	—	—	608	608
Depreciation and amortization	8,126	1,382	3,410	529	—	13,447
Impairments	1,846	—	442	—	—	2,288
Total expenses	10,102	1,541	4,578	948	5,887	23,056
Total other income and expenses	5,808	5,876	226	7,062	(23,513)	(4,541)
Income (loss) from continuing operations before income tax expense	21,210	8,544	11,144	14,606	(29,400)	26,104
Income tax expense	—	—	—	—	3,277	3,277
Income (loss) from continuing operations	21,210	8,544	11,144	14,606	(32,677)	22,827
Loss from discontinued operations, net of tax	—	—	(1,221)	—	—	(1,221)
Net income (loss)	$21,210	$8,544	$9,923	$14,606	$(32,677)	$21,606

For the year ended December 31, 2018 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$34,587	$3,292	$15,464	$8,066	$—	$61,409
Expenses
Property operating	118	140	396	208	—	862
General and administrative	—	—	—	—	4,605	4,605
Acquisition-related	—	—	—	—	577	577
Depreciation and amortization	10,910	992	3,198	672	—	15,772
Impairments	1,169	—	390	—	—	1,559
Total expenses	12,197	1,132	3,984	880	5,182	23,375
Total other income and expenses	105,479	—	182	811	(28,136)	78,336
Income (loss) from continuing operations before income tax expense	127,869	2,160	11,662	7,997	(33,318)	116,370
Income tax expense	—	—	—	—	316	316
Income (loss) from continuing operations	127,869	2,160	11,662	7,997	(33,634)	116,054
Loss from discontinued operations, net of tax	—	—	(233)	—	—	(233)
Net income (loss)	$127,869	$2,160	$11,429	$7,997	$(33,634)	$115,821

The Partnership’s total assets by segment were (in thousands):

	December 31,
	2020	2019
Segments
Wireless communication	$354,457	$385,848
Digital infrastructure	216,849	66,279
Outdoor advertising	204,990	169,803
Renewable power generation	99,881	99,856
Corporate assets(1)	18,601	133,819
Total assets	$894,778	$855,605

(1)	Prior period amount includes assets of the European outdoor advertising portfolio that have classified as assets held for sale as a result of discontinued operations.

The following table represents the Partnership’s rental revenues by geographic location. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	December 31,
	2020	2019	2018
United States	$57,016	$52,447	$60,441
Australia	1,210	1,189	910
Canada	613	65	58
Total rental revenue	$58,839	$53,701	$61,409

The following table represents the Partnership’s total assets by geographic location (in thousands):

	December 31,
	2020	2019
United States	$852,088	$726,391
Australia	17,533	13,926
Canada	25,157	888
Europe(1)	—	114,400
Total assets	$894,778	$855,605

(1)	Prior period amount includes assets of the European outdoor advertising portfolio that have classified as assets held for sale as a result of discontinued operations.

18. Commitments and Contingencies

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

As of December 31, 2020, the Partnership had approximately $63.5 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

Substantially all of our tenant sites are leased to tenants under triple net or effectively triple-net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations.

19. Tenant Concentration

For the years ended December 31, 2020, 2019 and 2018, the Partnership had the following tenant revenue concentrations. Prior period concentrations have been revised to exclude discontinued operations:

	Year Ended December 31,
Tenant	2020	2019	2018
T-Mobile	14.0%	15.6%	18.3%
Clear Channel Outdoor	10.6%	13.5%	11.8%

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

20. Income Taxes

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

The following information pertains to the Partnership’s income taxes on a consolidated basis.

Consolidated Partnership income before income tax expense by geographic area is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$26,137	$21,076	$116,045
Foreign(1)	3,031	4,313	3
Total	$29,168	$25,389	$116,048

(1)	For all periods presented, amounts include the effects that are reported in discontinued operations.

For the years ended December 31, 2020, 2019 and 2018, income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Domestic	$247	$2,397	$(10)
Foreign (1)	354	725	15
Deferred
Domestic	(727)	718	370
Foreign (1)	176	(57)	(148)
Income tax expense	$50	$3,783	$227

(1)	For all periods presented, amounts include the effects that are reported in discontinued operations.

The statutory federal income tax rate is 21 percent for the years ended December 31, 2020, 2019 and 2018 and the foreign income tax rates range from 15 percent to 39 percent. The difference between income tax expense (benefit) recorded by us and income taxes computed by applying the statutory corporate income tax rates to the consolidated Partnership income before income tax expense (benefit) is due to the fact that the majority of our income is not subject to federal, state and foreign income tax as described above.

Reconciliation between the U.S. statutory rate and the effective rate from income from continuing operations before income tax expense (benefit) is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	21%	21%	21%
Adjustment to reflect MLP/REIT status	(21)%	(10)%	(21)%
Foreign taxes	(3)%	1%	—%
Valuation allowance	1%	—%	—%
Change in tax law	—%	—%	—%
Other	(2)%	1%	—%
Effective tax rate	(4)%	13%	—%

Deferred income taxes are recorded based on temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The statutory federal income tax rate of 21 percent is used for valuation of the deferred tax assets and liabilities and is based upon the tax rate expected to be in place when the deferred tax assets and liabilities are recognized. Asset OpCo and the corporate foreign subsidiaries routinely assesses their ability to realize deferred tax assets. If an entity concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. As of December 31, 2020, the Partnership has a valuation allowance of $0.1 million and believes it is more likely than not that its other deferred tax assets recorded will be realized.

The consolidated domestic and foreign deferred tax asset was $2.8 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively. The increase in the deferred tax asset in the current year is due to an increase in the state tax rate and generated net operating losses.

As of December 31, 2020, we had an immaterial liability for unrecognized tax benefits. We did not have any significant interest and penalties related to income taxes during the year ended December 31, 2020.

The Partnership had domestic and foreign NOLs for the year ended December 31, 2020, which can be used to offset taxable income in future and prior years, subject to specified limitations. As of December 31, 2020, Asset OpCo and foreign subsidiaries had an NOL carryforward of $2.3 million translating to a deferred tax asset before valuation allowance of $0.5 million and a valuation allowance of $0.1 million. As of December 31, 2018, Asset OpCo had an NOL carryforward of $0.4 million, translating to a deferred tax asset before valuation allowance of less than $0.1 million. In 2019, Asset OpCo fully utilized existing NOL carryforwards.

21. Supplemental Cash Flow Information

Noncash activities for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Capital contribution to fund general and administrative expense reimbursement	$828	$896	$1,733
Purchase price for acquisitions included in due to Landmark and affiliates	—	—	436
Issuance of common units for acquired funds	—	—	27,342
Unit Exchange Program acquisitions	—	—	7,582
Distributions payable to preferred unitholders	1,828	1,781	1,710
Accretion of Series C preferred units	386	641	—
Conversion of Series C preferred units	150	283	—
Purchase price for acquisitions and development activities included in accounts payable	2,396	157	2,878
Assumption of PACE special assessment loan	3,354	—	—
Investment in unconsolidated joint venture	—	—	(65,611)
Total assets contributed to unconsolidated joint venture	—	—	157,045
Total liabilities contributed to unconsolidated joint venture	—	—	(125,888)
Declared distributions receivable from the unconsolidated joint venture	—	(600)	—
Initial recognition of lease liabilities related to right of use assets	1,994	11,177	—
Adoption of ASU 2016-13	(76)	—	—
Net cash provided by (used in) operating activities of discontinued operations	3,293	(3,954)	22,881
Net cash provided by (used in) investing activities of discontinued operations	115,868	(48,702)	(20,939)
Net cash provided by (used in) financing activities of discontinued operations	(54,185)	51,715	—
Deemed contribution by the General Partner	—	788	394
Deemed distribution to the General Partner	—	(788)	(394)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$15,708	$14,855	$20,882
Capitalized interest	1,938	2,003	759
Income taxes paid	698	2,839	76

22. Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2020 and 2019 (in thousands, except unit data). Prior period amounts have been revised to exclude discontinued operations.

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$13,821	$13,844	$14,228	$16,946
Income (loss) from continuing operations	(4,027)	3,777	5,829	6,199
Income (loss) from discontinued operations, net of tax	2,655	14,856	(171)	—
Net income (loss)	(1,372)	18,633	5,658	6,199
Less: Net income attributable to noncontrolling interest	8	8	8	8
Net income (loss) attributable to limited partners	(1,380)	18,625	5,650	6,191
Net income (loss) from continuing operations per common unit
Common units – basic	(0.28)	0.03	0.10	0.12
Common units – diluted	(0.28)	0.03	0.10	0.12
Net income (loss) per common unit
Common units – basic	(0.18)	0.61	0.10	0.12
Common units – diluted	(0.18)	0.61	0.10	0.12
Cash distribution declared per unit	0.2000	0.2000	0.2000	0.2000

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total rental revenue	$13,215	$13,687	$12,931	$13,868
Income from continuing operations	7,044	9,153	3,204	3,426
Income (loss) from discontinued operations, net of tax	166	112	782	(2,281)
Net income	7,210	9,265	3,986	1,145
Less: Net income attributable to noncontrolling interest	8	8	7	8
Net income attributable to limited partners	7,202	9,257	3,979	1,137
Net income from continuing operations per common unit
Common units – basic	0.14	0.23	—	0.01
Common units – diluted	0.14	0.23	—	0.01
Net income (loss) per common and subordinated unit
Common units – basic	0.15	0.23	0.03	(0.08)
Common units – diluted	0.15	0.23	0.03	(0.08)
Cash distribution declared per unit	0.3675	0.3675	0.3675	0.3675

Landmark Infrastructure Partners LP

Schedule III – Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2020

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2020(1)
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Depreciation(2)	Acquired
Wireless Communication	Mound House, NV	$—	$100	$—	$100	$100	$—	$100	$—	2012
Wireless Communication	Las Vegas, NV	—	536	—	536	536	—	536	—	2012
Wireless Communication	Tombstone, AZ	—	593	—	593	593	—	593	—	2012
Outdoor Advertising	Rosemont, IL	—	971	—	971	971	—	971	—	2013
Outdoor Advertising	Gary, IN	—	119	—	119	119	—	119	—	2013
Wireless Communication	Walnut Creek, CA	—	705	—	705	705	—	705	—	2013
Wireless Communication	Los Angeles, CA	—	331	—	331	331	—	331	—	2013
Outdoor Advertising	Largo, FL	—	168	—	168	168	—	168	—	2014
Outdoor Advertising	Grand Prairie, TX	—	300	—	300	300	—	300	—	2014
Outdoor Advertising	Terrell, TX	—	48	—	48	48	—	48	—	2014
Outdoor Advertising	Phoenix, AZ	—	321	—	321	321	—	321	—	2014
Outdoor Advertising	Houston, TX	—	258	—	258	258	—	258	—	2014
Outdoor Advertising	Saint Petersburg, FL	—	200	—	200	200	—	200	—	2014
Outdoor Advertising	Vadnais Heights, MN	—	390	—	390	390	—	390	—	2014
Wireless Communication	Orlando, FL	—	531	—	531	531	—	531	—	2014
Outdoor Advertising	Chattanooga, TN	—	73	—	73	73	—	73	—	2014
Outdoor Advertising	Monroe, MI	—	447	—	447	447	—	447	—	2014
Outdoor Advertising	Mary Esther, FL	—	22	—	22	22	—	22	—	2015
Renewable Power Generation	West Deptford, NJ	—	1,812	—	1,812	1,812	—	1,812	—	2015
Wireless Communication	Mary Esther, FL	—	262	—	262	262	—	262	—	2015
Wireless Communication	Milwaukee, WI	—	273	—	273	273	—	273	—	2015
Renewable Power Generation	West Chicago, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Renewable Power Generation	Joliet, IL	—	1,275	—	1,275	1,275	—	1,275	—	2015
Outdoor Advertising	Phoenix, AZ	—	325	—	325	325	—	325	—	2015
Renewable Power Generation	Hubbardston, MA	—	1,229	—	1,229	1,229	—	1,229	—	2015
Renewable Power Generation	Valley Center, CA	—	880	—	880	880	—	880	—	2016
Outdoor Advertising	Homebush West, New South Wales	—	522	—	522	522	—	522	—	2016
Outdoor Advertising	Golden Square, Victoria	—	268	—	268	268	—	268	—	2016
Outdoor Advertising	Forbes, New South Wales	—	33	—	33	33	—	33	—	2016
Renewable Power Generation	Rosamond, CA	—	14,136	—	14,136	14,136	—	14,136	—	2016
Renewable Power Generation	Rosamond, CA	—	3,215	—	3,215	3,215	—	3,215	—	2016
Renewable Power Generation	Rosamond, CA	—	41,505	—	41,505	41,505	—	41,505	—	2016
Renewable Power Generation	Lemoore, CA	—	11,267	—	11,267	11,267	—	11,267	—	2016
Renewable Power Generation	Jacksonville, FL	—	646	—	646	646	—	646	—	2016
Renewable Power Generation	Florence Township, NJ	—	2,200	—	2,200	2,200	—	2,200	—	2017
Wireless Communication	Appleton, WI	—	594	—	594	594	—	594	—	2017
Wireless Communication	Encounter Bay, South Australia	—	278	—	278	278	—	278	—	2017
Renewable Power Generation	Pemberton, NJ	—	1,092	—	1,092	1,092	—	1,092	—	2017
Digital Infrastructure	Austin, TX	—	745	3,701	4,446	745	3,701	4,446	(282)	2017
Digital Infrastructure	Charlotte, NC	—	106	394	500	106	394	500	(30)	2017
Wireless Communication	Mars Hill, NC	—	117	—	117	117	—	117	—	2017
Renewable Power Generation	Ringoes, NJ	—	2,113	—	2,113	2,113	—	2,113	—	2017
Renewable Power Generation	Tehachapi, CA	—	—	1,530	1,530	—	1,530	1,530	(94)	2017

						Gross Amount at Which Carried
			Initial cost to the Partnership			As of December 31, 2020(1)
				Building and			Building and		Accumulated	Date
Description	Location	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Depreciation(2)	Acquired
Outdoor Advertising	Orlando, FL	—	179	—	179	179	—	179	—	2018
Outdoor Advertising	Boston, MA	—	480	—	480	480	—	480	—	2018
Outdoor Advertising	Dallas, TX	—	455	—	455	455	—	455	—	2018
Outdoor Advertising	Lithonia, GA	—	184	—	184	184	—	184	—	2018
Outdoor Advertising	Tampa, FL	—	248	—	248	248	—	248	—	2018
Outdoor Advertising	Wallangarra, Queensland	—	27	—	27	27	—	27	—	2018
Outdoor Advertising	Capalaba, Queensland	—	516	—	516	516	—	516	—	2018
Outdoor Advertising	Milsons Point, New South Wales	—	3,848	—	3,848	3,848	—	3,848	—	2018
Outdoor Advertising	Brighton, MI	—	64	—	64	64	—	64	—	2018
Digital Infrastructure	Omaha, NE	—	2,660	11,894	14,554	2,660	11,894	14,554	(830)	2018
Digital Infrastructure	Hartland, WI	—	1,250	18,110	19,360	1,250	18,110	19,360	(1,148)	2018
Wireless Communication	Wiley Park, New South Wales	—	368	—	368	368	—	368	—	2018
Wireless Communication	Franklin, MA	—	1,440	—	1,440	1,440	—	1,440	—	2018
Renewable Power Generation	Rockwell, NC	—	469	—	469	469	—	469	—	2019
Renewable Power Generation	Trinity, NC	—	482	—	482	482	—	482	—	2019
Digital Infrastructure	Marlborough, MA	—	1,420	8,726	10,146	1,420	8,726	10,146	(371)	2019
Digital Infrastructure	Marlborough, MA	—	1,712	7,942	9,654	1,712	7,942	9,654	(342)	2019
Digital Infrastructure	Mississauga, Ontario	—	3,688	18,726	22,414	3,688	18,726	22,414	(141)	2020
Digital Infrastructure	Southfield, MI	—	227	1,910	2,137	227	1,910	2,137	(24)	2020
Digital Infrastructure	Southfield, MI	—	233	11,441	11,674	233	11,441	11,674	(89)	2020
Digital Infrastructure	Lansing, MI	(3,480)	482	37,135	37,617	482	37,135	37,617	(279)	2020
Digital Infrastructure	Lansing, MI	—	294	5,835	6,129	294	5,835	6,129	(49)	2020
Digital Infrastructure	Smyrna, GA	—	2,599	28,261	30,860	2,599	28,261	30,860	(299)	2020
Digital Infrastructure	Lynwood, WA	—	1,815	13,670	15,485	1,815	13,670	15,485	—	2020
	Total	$(3,480)	$117,421	$169,275	$286,696	$117,421	$169,275	$286,696	$(3,978)

(1)	The aggregate cost of real estate for federal income tax purposes is $294.7 million (unaudited).
(2)	The Partnership computes depreciation using the straight-line method over 40 years for building and a weighted average of 8 years for improvements.

A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Real estate:
Balances at beginning of year	$159,386	$138,990	$97,858
Acquisitions of real estate	227,041	58,088	52,290
Sales and transfers to assets held for sale	(100,330)	(28,624)	(7,044)
Sale of discontinued operations	—	(9,822)	(2,790)
Other (1)	599	754	(1,324)
Balances at end of year	$286,696	$159,386	$138,990
Accumulated depreciation:
Balances at beginning of year	$1,624	$623	$13
Depreciation expense	2,354	1,001	681
Sales and transfers to assets held for sale	—	—	(71)
Balances at end of year	$3,978	$1,624	$623

(1)	Represents impact of foreign exchange translation.