Form 10-Q
period 2021-03-31
Landmark Infrastructure Partners LP
filed 2021-05-05
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had 25,488,992 common units outstanding at April 29, 2021.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	March 31, 2021	December 31, 2020
Assets
Land	$117,398	$117,421
Real property interests	680,057	671,468
Construction in progress	43,545	44,787
Total land and real property interests	841,000	833,676
Accumulated depreciation and amortization of real property interests	(67,625)	(63,474)
Land and net real property interests	773,375	770,202
Investments in receivables, net	4,989	5,101
Investment in unconsolidated joint venture	59,711	60,880
Cash and cash equivalents	9,282	10,447
Restricted cash	3,259	3,195
Rent receivables	3,652	4,016
Due from Landmark and affiliates	2,061	1,337
Deferred loan costs, net	3,212	3,567
Deferred rent receivable	2,114	1,818
Derivative assets	362	—
Other intangible assets, net	18,808	19,417
Right-of-use asset, net	10,587	10,716
Other assets	4,172	4,082
Total assets	$895,584	$894,778
Liabilities and equity
Revolving credit facility	$218,200	$214,200
Secured notes, net	278,418	279,677
Accounts payable and accrued liabilities	5,263	6,732
Other intangible liabilities, net	5,726	6,081
Operating lease liability	8,741	8,818
Finance lease liability	77	—
Prepaid rent	6,279	4,446
Derivative liabilities	2,673	3,435
Total liabilities	525,377	523,389
Commitments and contingencies (Note 16)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,982,700 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	47,996	47,902
Equity
Series A cumulative redeemable preferred units, 1,788,843 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	41,850	41,850
Series B cumulative redeemable preferred units, 2,628,932 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	63,014	63,014
Common units, 25,488,992 and 25,478,042 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	374,012	376,201
General Partner	(158,132)	(159,070)
Accumulated other comprehensive income (loss)	1,266	1,291
Total partners' equity	322,010	323,286
Noncontrolling interests	201	201
Total equity	322,211	323,487
Total liabilities, mezzanine equity and equity	$895,584	$894,778

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended March 31,
	2021	2020(1)
Revenue
Rental revenue	$17,284	$13,821
Expenses
Property operating	712	509
General and administrative	1,481	1,488
Acquisition-related	88	5
Depreciation and amortization	4,680	3,602
Impairments	—	82
Total expenses	6,961	5,686
Other income and expenses
Interest and other income	69	175
Interest expense	(4,986)	(4,298)
Loss on early extinguishment of debt	—	(2,231)
Unrealized gain (loss) on derivatives	1,124	(6,203)
Equity income (loss) from unconsolidated joint venture	(689)	150
Total other income and expenses	(4,482)	(12,407)
Income (loss) from continuing operations before income tax benefit	5,841	(4,272)
Income tax benefit	(110)	(245)
Income (loss) from continuing operations	5,951	(4,027)
Income from discontinued operations, net of tax	—	2,655
Net income (loss)	5,951	(1,372)
Less: Net income attributable to noncontrolling interest	8	8
Net income (loss) attributable to limited partners	5,943	(1,380)
Less: Distributions declared to preferred unitholders	(3,060)	(3,060)
Less: Accretion of Series C preferred units	(94)	(97)
Net income (loss) attributable to common unitholders	$2,789	$(4,537)
Income (loss) from continuing operations per common unit
Common units – basic	$0.11	$(0.28)
Common units – diluted	$0.11	$(0.28)
Net income (loss) per common unit
Common units – basic	$0.11	$(0.18)
Common units – diluted	$0.11	$(0.18)
Weighted average common units outstanding
Common units – basic	25,489	25,461
Common units – diluted	25,489	25,461
Cash distributions declared per common unit	$0.2000	$0.2000

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

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$5,951	$(1,372)
Other comprehensive loss:
Foreign currency translation adjustment	(25)	(8,131)
Other comprehensive loss:	(25)	(8,131)
Comprehensive income (loss)	5,926	(9,503)
Less: Comprehensive income attributable to noncontrolling interest	8	8
Comprehensive income (loss) attributable to limited partners	$5,918	$(9,511)

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

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2020	25,478	1,789	2,629	$376,201	$41,850	$63,014	$(159,070)	$1,291	$201	$323,487	$47,902
Foreign currency translation adjustment	—	—	—	—	—	—	—	(25)	—	(25)	—
Distributions	—	—	—	(5,098)	(894)	(1,298)	—	—	(8)	(7,298)	(868)
Capital contribution from Sponsor	—	—	—	—	—	—	938	—	—	938	—
Unit-based compensation	11	—	—	120	—	—	—	—	—	120	—
Net income	—	—	—	2,789	894	1,298	—	—	8	4,989	962
Balance as of March 31, 2021	25,489	1,789	2,629	$374,012	$41,850	$63,014	$(158,132)	$1,266	$201	$322,211	$47,996

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$5,951	$(1,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unit-based compensation	120	120
Unrealized (gain) loss on derivatives	(1,124)	7,291
Loss on early extinguishment of debt	—	2,231
Depreciation and amortization expense	4,680	3,892
Amortization of above- and below- market lease, net	(231)	(236)
Amortization of deferred loan costs	524	497
Amortization of discount on secured notes	94	92
Impairments	—	82
Adjustment for uncollectible accounts	—	82
Equity (income) loss from unconsolidated joint venture	689	(150)
Return on investment in unconsolidated joint venture	479	675
Foreign currency transaction gain	—	(3,363)
Changes in operating assets and liabilities:
Rent receivables	364	(499)
Accounts payable and accrued liabilities	(164)	698
Deferred rent	(206)	102
Prepaid rent	1,834	1,029
Due from Landmark and affiliates	(747)	(183)
Other assets	191	(1,525)
Net cash provided by operating activities	12,454	9,463
Investing activities
Acquisition of real property interests and development activities	(8,780)	(3,989)
Repayments of receivables	112	142
Net cash used in investing activities	(8,668)	(3,847)
Financing activities
Proceeds from the issuance of Common Units, net	—	1,510
Proceeds from the issuance of Preferred Units, net	—	2,663
Proceeds from revolving credit facility	4,000	7,000
Proceeds from the issuance of secured notes	—	170,000
Principal payments on revolving credit facility	—	(59,000)
Principal payments on secured notes	(1,485)	(108,427)
Payments on finance leases	—	(4)
Deferred loan costs	(37)	(1,559)
Capital contribution to fund general and administrative expense reimbursement	828	896
Distributions to preferred unitholders	(3,068)	(3,098)
Distributions to common unitholders	(5,098)	(9,360)
Distributions to non-controlling interests	(8)	(8)
Net cash provided by (used in) financing activities	(4,868)	613
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(19)	(592)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,101)	5,637
Cash, cash equivalents and restricted cash at beginning of the period	13,642	13,065
Cash, cash equivalents and restricted cash at end of the period	$12,541	$18,702

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

Our operations are managed by the board of directors and executive officers of Landmark Infrastructure Partners GP LLC, our general partner (the “General Partner”). As of March 31, 2021, the Sponsor and affiliates own (a) our general partner; (b) 3,415,405 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three months ended March 31, 2021 and 2020 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period presentation, in the Consolidated Statement of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the classification of the operations of the European outdoor advertising portfolio to discontinued operations. All references to tenant sites are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the public company accounting oversight board (U.S.).

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

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

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

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that held its European outdoor advertising portfolio for a purchase price of £95 million. As a result, the sale of the European outdoor advertising portfolio represented a strategic shift that had a major effect on the Partnership’s operations and financial results and met the criteria as discontinued operations in June 2020. Accordingly, for prior period presented, the related operating results, including interest expense and unrealized loss on the interest rate swap agreement denominated in GBP, are presented as income from discontinued operations on the consolidated statement of operations (Note 8).

Recently Issued Accounting Standards

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s ASC. The Partnership considers the applicability and impact of all ASUs. Newly issued ASUs are not expected to have a material impact on its consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial.

3. Acquisitions and Developments

Third Party Acquisitions

The following table presents direct third-party acquisitions, excluding transaction costs, completed by the Partnership during the three months ended March 31, 2021 and for the year ended December 31, 2020.

	No. of Tenant Sites				Consideration (in millions)
Acquisition Description	Wireless Communication	Digital Infrastructure	Outdoor Advertising	Total	Borrowings and Available Cash	Total
First Quarter
International	—	—	1	1	$0.3	$0.3
2021 Total	—	—	1	1	$0.3	$0.3
First Quarter
International	—	—	1	1	$0.1	$0.1
Total	—		1	1	$0.1	$0.1
Second Quarter
International	6	—	—	6	$1.3	$1.3
Total	6	—	—	6	$1.3	$1.3
Third Quarter
International	—	1	—	1	$20.1	$20.1
Domestic	—	6	—	6	107.7	107.7
Total	—	7	—	7	$127.8	$127.8
Fourth Quarter
Domestic	—	1	—	1	$15.0	$15.0
Total	—	1	—	1	$15.0	$15.0
2020 Total	6	8	1	15	$144.2	$144.2

Leases

The Partnership evaluates whether an easement meets the definition of a lease under the new lease standard (“ASC 842”). The Partnership determines if an arrangement is a lease at the date of acquisition. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. While most of our leases are classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of operating and finance leases that have recurring ground lease rental payments. The lease liability is the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We use a weighted-average discount rate of approximately 4.3%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term is approximately 10 years, respectively. Operating lease assets are included in right of use, net and finance lease assets are included in real property interests in the Consolidated Balance Sheets.

The following table illustrates information about other lease related balances as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Operating leases:
Right-of-use asset	$10,587	$10,716
Operating lease liability	8,741	8,818

Finance leases:
Right-of-use asset (1)	$1,636	$1,229
Finance lease liability	77	—

(1)	Assets held under finance leases are recorded in Real property interests and are depreciated over the lease term.

The following table represents the future minimum ground lease payments as of March 31, 2021 (in thousands):

	Operating Lease	Finance Lease
2021 (nine months)	$459	$7
2022	618	9
2023	630	9
2024	640	9
2025	652	9
Thereafter	11,668	48
Total future payments	14,667	91
Discount	(5,926)	(14)
Total lease liability	$8,741	$77

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

As of March 31, 2021 and December 31, 2020, the Partnership’s $43.5 million and $44.8 million, respectively, of construction in progress balance primarily related to these projects. During the three months ended March 31, 2021, the Partnership deployed 89 DART kiosks for a total of $8.3 million. During the year ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	March 31, 2021	December 31, 2020
Land	$117,398	$117,421

Building and site improvements	169,487	169,275
Real property interests – perpetual	102,248	101,785
Real property interests – finite life	406,686	399,179
Real property interests – ROU asset finance lease	1,636	1,229
Total real property interests	680,057	671,468
Construction in progress	43,545	44,787
Total land and real property interests	841,000	833,676
Accumulated depreciation and amortization of real property interests	(67,625)	(63,474)
Land and net real property interests	$773,375	$770,202

Sales

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that held its European outdoor advertising portfolio for a purchase price of £95 million. The sale of the European outdoor advertising portfolio met the criteria for discontinued operations. Accordingly, the related operating results are presented as income from discontinued operations on the consolidated statement of operations for prior period (Note 8).

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

The following table summarizes final allocations for acquisitions made during the three months ended March 31, 2021 and the year ended December 31, 2020 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in	In-place
		real property	lease	ROU	Lease
Period	Land	interests	intangibles	asset	liability	Debt	Total
2021	$—	$—	$22	$414	$(77)	$—	$359
2020	9,338	144,672	45	748	—	(3,354)	151,449

Future estimated aggregate depreciation and amortization of finite lived real property interests for each of the five succeeding fiscal years and thereafter as of March 31, 2021, are as follows (in thousands):

2021 (nine months)	$13,549
2022	17,588
2023	16,246
2024	15,972
2025	15,972
Thereafter	430,857
Total	$510,184

The weighted average remaining depreciation and amortization period for non‑perpetual real property interests is 38 years as of March 31, 2021 and 2020, respectively.

Impairments

During the three months ended March 31, 2020, two of the Partnership’s real property interests were impaired and recognized impairment charges totaling $0.1 million. There was no impairment during the three months ended March 31, 2021. The carrying value of each impaired real property interest was determined to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	March 31, 2021	December 31, 2020
Acquired in-place lease
Gross amount	$26,836	$26,819
Accumulated amortization	(10,500)	(9,998)
Net amount	$16,336	$16,821
Acquired above-market leases
Gross amount	$6,562	$6,564
Accumulated amortization	(4,090)	(3,968)
Net amount	$2,472	$2,596
Total other intangible assets, net	$18,808	$19,417
Acquired below-market leases
Gross amount	$(16,779)	$(16,779)
Accumulated amortization	11,053	10,698
Total other intangible liabilities, net	$(5,726)	$(6,081)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.2 million as an increase to rental revenue for the three months ended March 31, 2021, and $0.2 million as an increase to rental revenue, excluding amounts related to discontinued operations, for the three months ended March 31, 2020. We recorded amortization of in‑place lease intangibles of $0.5 million as amortization expense for the three months ended March 31, 2021, and $0.5 million as amortization expense, excluding amounts related to discontinued operations, for the three months ended March 31, 2020.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2021 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2021 (nine months)	$1,487	$304	$(1,020)
2022	1,913	344	(1,252)
2023	1,637	309	(809)
2024	1,522	285	(719)
2025	1,396	226	(420)
Thereafter	8,381	1,004	(1,506)
Total	$16,336	$2,472	$(5,726)

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

Interest income recognized on the receivables totaled $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	March 31, 2021	December 31, 2020
Investments in receivables – beginning	$5,101	$5,653
Adoption of ASU 2016-13	—	(53)
Other	—	7
Repayments	(112)	(506)
Investments in receivables – ending	$4,989	$5,101

Annual amounts due as of March 31, 2021, are as follows (in thousands):

2021 (nine months)	$813
2022	1,157
2023	1,260
2024	1,316
2025	780
Thereafter	4,701
Total	$10,027
Interest	$5,038
Principal	4,989
Total	$10,027

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	March 31, 2021	December 31, 2020
Total assets	$246,969	$249,252

Total liabilities	124,084	124,034
Total equity	122,885	125,218
Total liabilities and equity	$246,969	$249,252

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenue	$3,658	$3,575
Net income (loss)	(1,378)	299
Partnership's share in net income (loss)	(689)	150
Distributions declared to the Partnership	479	675

8. Discontinued Operations

The following table presents income from discontinued operations in connection with the sale of the European outdoor advertising portfolio (in thousands):

Three Months Ended March 31, 2020
Revenue
Rental revenue from discontinued operations	$1,857
Expenses
Property operating	222
General and administrative	124
Acquisition-related	310
Depreciation and amortization	290
Total expenses from discontinued operations	946
Other income and expenses
Interest and other income	57
Interest expense	(403)
Unrealized loss on derivatives	(1,088)
Foreign currency transaction gain	3,363
Total other income and expenses from discontinued operations	1,929
Income from discontinued operations before income tax expense	2,840
Income tax expense	185
Income from discontinued operations	$2,655

9. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	March 31, 2021	December 31, 2020
Revolving credit facility	November 15, 2023	$218,200	$214,200

PACE Special Assessment loan	February 14, 2038	$3,397	$3,480
4.38% senior secured notes	June 30, 2036	37,209	37,686
Series 2019-1 Class A 3.90%	January 14, 2027	170,000	170,000
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	55,849	56,676
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	16,717	16,816
Secured Notes		283,172	284,658
Discount on Secured Notes		(737)	(831)
Deferred loan costs		(4,017)	(4,150)
Secured Notes, net		$278,418	$279,677

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.

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

Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of March 31, 2021, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of March 31, 2021, the applicable annual commitment rate used was 0.20%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of March 31, 2021, $218.2 million was outstanding and $231.8 million of undrawn borrowing capacity under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with various financial covenants. As of March 31, 2021, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of March 31, 2021 and December 31, 2020, $3.3 million and $3.2 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 1.5x to 1.0x for the 2019 Secured Notes and at least 2.0x to 1.0x for the 2017 Secured Notes. As of March 31, 2021, the Partnership was in compliance with all financial covenants under the Secured Notes.

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

The secured notes’ annual principal payment amounts due as of March 31, 2021, are as follows (in thousands):

2021 (nine months)	$4,673
2022 (1)	72,527
2023	6,946
2024	7,293
2025	7,619
Thereafter (1)	184,114
Total	$283,172

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $5.0 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the Partnership had interest payable of $0.3 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

10. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Index	Date	Date	March 31, 2021	December 31, 2020
June 12, 2017	$50,000	2.10%	1-month USD LIBOR	3/2/2018	9/2/2024	$(2,673)	$(3,381)
September 29, 2020	60,000	0.18	1-month USD LIBOR	9/30/2020	11/15/2023	239	(9)
December 30, 2020	40,000	0.21	1-month USD LIBOR	12/30/2020	11/15/2023	123	(45)
						$(2,311)	$(3,435)

During the three months ended March 31, 2021 and 2020, the Partnership recorded a gain of $1.1 million and a loss of $6.2 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated statements of operations. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio to terminate certain interest rate swap agreements for approximately $7.6 million including approximately $3.3 million for the GBP denominated interest rate swap agreement with a notional value of £38 million. As such, foreign currency transaction gain resulting from the changes in exchange rates affecting mark-to-market adjustments on the GBP interest rate swap agreement was reclassified to discontinued operations for prior period (Note 8).

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instrument’s change in fair value at March 31, 2021. The following table summarizes the fair value of the interest rate swaps as a result of the analysis performed (in thousands):

		The Fair Value As a Result of Changes in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
June 12, 2017	9/2/2024	$(1,904)	$(3,607)	$(1,078)	$(4,485)
September 29, 2020	11/15/2023	988	(525)	1,728	(1,300)
December 30, 2020	11/15/2023	623	(387)	1,116	(904)

11. Equity

The table below summarizes changes in the number of units outstanding (in units):

				Mezzanine Equity -
		Series A	Series B	Series C
	Common	Preferred	Preferred	Preferred
Balance as of December 31, 2019	25,353,140	1,722,041	2,544,793	1,988,700
Issuance under ATM Programs	109,724	23,287	84,139	—
Unit-based compensation	7,368	—	—	—
Balance as of March 31, 2020	25,470,232	1,745,328	2,628,932	1,988,700

Balance as of December 31, 2020	25,478,042	1,788,843	2,628,932	1,982,700
Unit-based compensation	10,950	—	—	—
Balance as of March 31, 2021	25,488,992	1,788,843	2,628,932	1,982,700

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

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2020 Common Unit ATM Program during the three months ended March 31, 2021 and 2020, respectively.

Preferred Units

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “2017 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2017 Series B ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended March 31, 2020, the Partnership issued 84,139 Series B Preferred Units under our 2017 Series B ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively.

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the three months ended March 31, 2020, the Partnership issued 23,287 Series A Preferred Units under our 2019 Series A ATM Program, generating proceeds of approximately $0.6 million before issuance costs, respectively.

On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series A ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series A Preferred Units were issued under the 2020 Series A ATM Program during the three months ended March 31, 2021 and 2020, respectively.

On February 28, 2020, the Partnership replaced the 2017 Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series B ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under the 2020 Series B ATM Program during the three months ended March 31, 2021 and 2020, respectively.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units’ balances and accreted up to the redemption value. No Series C Preferred Units were converted during the three months ended March 31, 2021 and 2020, respectively.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common Units
March 31, 2020	April 21, 2020	May 15, 2020	$0.2000	$5,096
June 30, 2020	July 24, 2020	August 14, 2020	0.2000	5,096
September 30, 2020	October 23, 2020	November 13, 2020	0.2000	5,096
December 31, 2020	January 22, 2021	February 12, 2021	0.2000	5,098
March 31, 2021	April 23, 2021	May 14, 2021	0.2000	5,098
Series A Preferred Units
March 31, 2020	March 20, 2020	April 15, 2020	$0.5000	$873
June 30, 2020	June 19, 2020	July 15, 2020	0.5000	873
September 30, 2020	September 18, 2020	October 15, 2020	0.5000	893
December 31, 2020	December 22, 2020	January 15, 2021	0.5000	894
March 31, 2021	March 19, 2021	April 15, 2021	0.5000	894
Series B Preferred Units
March 31, 2020	April 20, 2020	May 15, 2020	$0.4938	$1,298
June 30, 2020	July 22, 2020	August 17, 2020	0.4938	1,298
September 30, 2020	October 22, 2020	November 16, 2020	0.4938	1,298
December 31, 2020	January 21, 2021	February 16, 2021	0.4938	1,298
March 31, 2021	April 22, 2021	May 17, 2021	0.4938	1,298
Series C Preferred Units
March 31, 2020	April 20, 2020	May 15, 2020	$0.4375	$867
June 30, 2020	July 22, 2020	August 17, 2020	0.4375	867
September 30, 2020	October 22, 2020	November 16, 2020	0.4375	867
December 31, 2020	January 21, 2021	February 16, 2021	0.4375	867
March 31, 2021	April 22, 2021	May 17, 2021	0.4375	867

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

Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as a discontinued operation.

The calculation of the undistributed net income (loss) attributable to common unitholders for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations	$5,951	$(4,027)
Less: Net income attributable to noncontrolling interest	8	8
Income (loss) from continuing operations attributable to limited partners	5,943	(4,035)
Income from discontinued operations, net of tax	—	2,655
Net income (loss) attributable to limited partners	5,943	(1,380)
Less:
Distributions declared on Preferred Units	(3,060)	(3,060)
Accretion of Series C preferred units	(94)	(97)
Net income (loss) attributable to common unitholders	2,789	(4,537)
Distributions declared on common units	(5,098)	(5,096)
Undistributed net loss	(2,309)	(9,633)
Undistributed income from discontinued operations	—	2,655
Undistributed loss from continuing operations	$(2,309)	$(12,288)

The calculation of net income per common unit for the three months ended March 31, 2021 and 2020 is as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2021	2020
Distributions declared	$5,098	$5,096
Undistributed net loss from continuing operations	(2,309)	(12,288)
Income (loss) from continuing operations attributable to common units - basic	2,789	(7,192)
Income from discontinued operations attributable to common units - basic	—	2,655
Net (loss) income attributable to common units - basic	2,789	(4,537)
Income (loss) from continuing operations attributable to common units - diluted	2,789	(7,192)
Income from discontinued operations attributable to common units - diluted	—	2,655
Net income (loss) attributable to common units - diluted	$2,789	$(4,537)
Weighted-average units outstanding:
Basic	25,489	25,461
Diluted	25,489	25,461
Income (loss) from continuing operations per common unit:
Basic	$0.11	$(0.28)
Diluted (1)	$0.11	$(0.28)
Income from discontinued operations per common unit:
Basic	$—	$0.10
Diluted (1)	$—	$0.10
Net income (loss) per common unit:
Basic	$0.11	$(0.18)
Diluted (1)	$0.11	$(0.18)

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended March 31, 2021 and 2020 and, as a result, have been excluded in the determination of diluted earnings per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	March 31, 2021		December 31, 2020
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$4,989	$5,050	$5,101	$5,105
Revolving credit facility	218,200	218,200	214,200	214,200
Secured Notes, net	278,418	289,174	279,677	298,097

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

As of March 31, 2021 and December 31, 2020, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	March 31, 2021	December 31, 2020
Derivative Assets (1)	$362	$—
Derivative Liabilities (1)	2,673	3,435

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

14. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three months ended March 31, 2021 and 2020, Landmark reimbursed us $0.9 million and $1.0 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. During the three months ended March 31, 2021 and 2020, less than $0.1 million and $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three months ended March 31, 2021 and 2020, we incurred $25,000 of license fees related to the AIF patent license agreement, respectively.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2017 secured notes, 0.5% of operating revenue for the 4.38% senior secured notes and 2% of gross revenue for the 2019 secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred less than $0.1 million of Secured Tenant Site Assets’ management fees during the three months ended March 31, 2021 and 2020, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three months ended March 31, 2021 and 2020, the unconsolidated JV incurred $0.1 million of management fees, respectively.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. There were no such fees incurred during the three months ended March 31, 2021 and 2020, respectively.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. There were no incentive distributions and incentive allocations for the three months ended March 31, 2021 and 2020, respectively.

Due from Affiliates

At March 31, 2021 and December 31, 2020, the General Partner and its affiliates owed $2.1 million and $1.3 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

15. Segment Information

Prior to June 30, 2020, the Partnership had the following three reportable segments: (i) wireless communication, (ii) outdoor advertising, and (iii) renewable power generation. Prior period amounts have been revised to reflect classification of the European outdoor advertising portfolio as a discontinued operation. Consequently, an evaluation of segment reporting thresholds resulted in changes in our segment presentation for all prior periods presented. As of June 30, 2020, the Partnership had the following four reportable segments: (i) wireless communication, (ii) digital infrastructure, (iii) outdoor advertising, and (iv) renewable power generation for all periods presented.

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

The statements of operations for the reportable segments are as follows:

For the three months ended March 31, 2021 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,650	$4,850	$3,831	$1,953	$—	$17,284
Expenses
Property operating	46	244	387	35	—	712
General and administrative	—	—	—	—	1,481	1,481
Acquisition-related	—	—	—	—	88	88
Depreciation and amortization	1,771	1,261	1,525	123	—	4,680
Total expenses	1,817	1,505	1,912	158	1,569	6,961
Total other income and expenses	(640)	(63)	—	20	(3,799)	(4,482)
Net income (loss) before income tax benefit	4,193	3,282	1,919	1,815	(5,368)	5,841
Income tax benefit	—	—	—	—	(110)	(110)
Net income (loss)	$4,193	$3,282	$1,919	$1,815	$(5,258)	$5,951

For the three months ended March 31, 2020 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,325	$1,557	$4,019	$1,920	$—	$13,821
Expenses
Property operating	107	135	211	56	—	509
General and administrative	—	—	—	—	1,488	1,488
Acquisition-related	—	—	—	—	5	5
Depreciation and amortization	1,922	561	999	120	—	3,602
Impairments	—	—	82	—	—	82
Total expenses	2,029	696	1,292	176	1,493	5,686
Total other income and expenses	155	—	—	18	(12,580)	(12,407)
Income (loss) from continuing operations before income tax benefit	4,451	861	2,727	1,762	(14,073)	(4,272)
Income tax benefit	—	—	—	—	(245)	(245)
Income (loss) from continuing operations	4,451	861	2,727	1,762	(13,828)	(4,027)
Income from discontinued operations, net of tax	—	—	2,655	—	—	2,655
Net income (loss)	$4,451	$861	$5,382	$1,762	$(13,828)	$(1,372)

The Partnership’s total assets by segment were (in thousands):

	March 31, 2021	December 31, 2020
Segments
Wireless communication	$351,647	$354,457
Digital infrastructure	216,042	216,849
Outdoor advertising	210,016	204,990
Renewable power generation	99,545	99,881
Corporate assets	18,334	18,601
Total assets	$895,584	$894,778

The following table represents the Partnership’s rental revenues by geographic location. Prior period amounts have been revised to exclude discontinued operations (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$16,354	$13,518
Australia	375	284
Canada	555	19
Total rental revenue	$17,284	$13,821

The following table represents the Partnership’s total assets by geographic location (in thousands).

	March 31, 2021	December 31, 2020
United States	$850,674	$852,088
Australia	17,378	17,533
Canada	27,532	25,157
Total assets	$895,584	$894,778

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

As of March 31, 2021, the Partnership had approximately $63.1 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

17. Tenant Concentration

For the three months ended March 31, 2021 and 2020, the Partnership had the following tenant revenue concentrations. Prior period concentrations have been revised to exclude discontinued operations:

	Three Months Ended March 31,
Tenant	2021	2020
T-Mobile(1)	12.3%	15.0%
Sungard	11.0%	4.2%
Clear Channel	10.1%	13.5%

(1)	On April 1, 2020, T-Mobile and Sprint completed their merger. As a result, prior year concentrations for T-Mobile and Sprint have been combined to reflect the merger.

Most tenants are subsidiaries of these companies but have been aggregated for purposes of showing revenue concentration. Financial information for publicly traded companies can be found at www.sec.gov.

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

18. Supplemental Cash Flow Information

Noncash investing and financing activities for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Capital contribution to fund general and administrative expense reimbursement	$938	$1,101
Distributions payable to preferred unitholders	1,836	1,819
Accretion of Series C preferred units	94	97
Purchase price for acquisitions and development activities included in accounts payable and accrued liabilities	1,085	500
Initial recognition of lease liabilities related to right of use assets	77	—
Declared distributions receivable from the unconsolidated joint venture	—	(675)
Adoption of ASU 2016-13	—	(76)
Net cash provided by operating activities of discontinued operations	—	8,555
Net cash used in investing activities of discontinued operations	—	(3,197)
Net cash used in financing activities of discontinued operations	—	(4)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$4,339	$4,412
Capitalized interest	356	657
Income taxes paid	76	312

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “our partnership,” “we,” “our,” or “us,” or like terms refer to Landmark Infrastructure Partners LP. The following is a discussion and analysis of our financial performance, financial condition and significant trends that may affect our future performance. You should read the following in conjunction with the historical consolidated financial statements and related notes included elsewhere in this report. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The following discussion and analysis contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in forward‑looking statements for many reasons, including the risks described in “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “will,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by and involve assumptions used or known or unknown risks or uncertainties. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Partnership and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Partnership and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements as set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The risk factors and other factors noted throughout our Annual Report on Form 10-K for the year ended December 31, 2020 could cause our actual results to differ materially from the results contemplated by such forward‑looking statements, including the following:

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and in all of the jurisdictions in which we operate, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting the global economy. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. The current economic conditions, including the “stay-at-home” orders and similar mandates, have had and will likely continue to have a negative effect on the outdoor advertising industry. The Partnership has received and is currently reviewing a myriad of short-term rent relief requests from tenants within the outdoor advertising industry, most often in the form of rent deferral requests or amending to percentage rent. Not all tenant requests will ultimately result in modification agreements, nor is the Partnership forgoing its contractual rights under its lease agreements. The three months ended March 31, 2021 results may not be indicative of future results. During the three months ended March 31, 2021, the Partnership generated $3.8 million in rental revenue from outdoor advertising tenants, $0.2 million of which was generated from percentage rent provisions. During the three months ended March 31, 2020, the Partnership generated $4.0 million in rental revenue from outdoor advertising tenants, $0.3 million of which was generated from percentage rent provisions.

The impact of the COVID-19 pandemic on our rental revenue for the first quarter of 2021 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. On April 23, 2021, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended March 31, 2021. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of May 4, 2021. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. In addition, as of March 31, 2021, 80% of our tenant leases (94% of rental revenue for the three months ended March, 31, 2021) have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the three months ended March 31, 2021, T-Mobile represented approximately 12.3% of rental revenue.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy

The amount of revenue we generate primarily depends on our occupancy rate. As of March 31, 2021, we had a 95% occupancy rate with 1,962 of our 2,062 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IOT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the three months ended March 31, 2021, T-Mobile represented approximately 12.3% of rental revenue. Additional consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in lease terminations for certain existing communication sites. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

Operating and Maintenance Expenses

Substantially all of our tenant sites are subject to triple net or effectively triple-net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. Our overall financial results could be impacted to the extent the owners of the fee interest in the real property or our tenants do not satisfy their obligations or to the extent a jurisdiction applies real property tax to our easements. Additionally, the Partnership may pursue further development opportunities in the future. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

COVID-19

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and development generally and those risks listed in Part II. Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the outbreak of COVID-19, the Partnership’s tenants and their operations may be impacted, including their ability to pay rent. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the three months ended March 31, 2021 and for the year ended December 31, 2020, the Partnership acquired one and 15 tenant sites from third parties for a total consideration of $0.3 million and $144.2 million, respectively. In 2020, we acquired multiple data center properties with long-term triple net leases totaling $142.8 million. During the three months ended March 31, 2021, the Partnership deployed 89 DART kiosks for a total of $8.3 million. During the year ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million.

Sales

The Partnership’s sales of real property interests impacts the period to period comparability of our results of operations. There were no sales of real property interests during the three months ended March 31, 2021. During the year ended December 31, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that holds its European outdoor advertising portfolio and recognized a total gain on sale of real property interest of $15.5 million. The operating results of the European outdoor advertising portfolio are presented as discontinued operations on the consolidated statements of operations. The Partnership used proceeds from the sale of the European outdoor advertising portfolio and available cash to repay borrowings totaling $115 million on its revolving credit facility, including the £40.5 million of British pound sterling (“GBP”) denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

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

Factors That May Influence Future Results of Operations

COVID-19

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and development generally and those risks listed in Part II. Item 1A. “Risk Factors,” of this Quarterly Report on Form 10-Q, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the outbreak of COVID-19, the Partnership’s tenants and their operations may be impacted, including their ability to pay rent. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

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

During the three months ended March 31, 2021, the Partnership deployed 89 DART kiosks for a total of $8.3 million. During the year ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future. The impact of COVID-19 has at times limited access to construction materials and delayed development projects and may continue to impact the pace of developments.

During the three months ended March 31, 2021, the Partnership acquired one tenant site from third parties for a total consideration of $0.3 million.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. For the three months ended March 31, 2021, T-Mobile represented approximately 12.3% of rental revenue.

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

LIBOR Phase Out

In July 2017, Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (the “ARRC”) which identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Partnership is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting policies have not changed during 2021.

Historical Results of Operations of our Partnership

Segments

In connection with the sale of our European outdoor advertising portfolio, an evaluation of segment reporting thresholds resulted in changes in our segment presentation for all prior periods presented. As of March 31, 2021, we conduct business through four reportable business segments: Wireless Communication, Digital Infrastructure, Outdoor Advertising and Renewable Power Generation. Our reportable segments are strategic business units that offer different products and services. They are commonly managed, as all three businesses require similar marketing and business strategies. We evaluate our segments based on revenue because substantially all of our tenant lease arrangements are triple net or effectively triple-net. We believe this measure provides investors relevant and useful information because it is presented on an unlevered basis.

Results of Operations

Our results of operations for all periods presented were affected by asset sales in 2020, and acquisitions made during the year ended December 31, 2020. As of March 31, 2021 and 2020, we had 2,062 and 2,058 available tenant sites with 1,962 and 1,952 leased tenant sites, respectively.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenue
Rental revenue	$17,284	$13,821	$3,463
Expenses
Property operating	712	509	203
General and administrative	1,481	1,488	(7)
Acquisition-related	88	5	83
Depreciation and amortization	4,680	3,602	1,078
Impairments	—	82	(82)
Total expenses	6,961	5,686	1,275
Other income and expenses
Interest and other income	69	175	(106)
Interest expense	(4,986)	(4,298)	(688)
Loss on early extinguishment of debt	—	(2,231)	2,231
Unrealized gain (loss) on derivatives	1,124	(6,203)	7,327
Equity income (loss) from unconsolidated joint venture	(689)	150	(839)
Total other income and expenses	(4,482)	(12,407)	7,925
Income (loss) from continuing operations before income tax benefit	5,841	(4,272)	10,113
Income tax benefit	(110)	(245)	135
Income (loss) from continuing operations	5,951	(4,027)	9,978
Income from discontinued operations, net of tax	—	2,655	(2,655)
Net income (loss)	$5,951	$(1,372)	$7,323

Rental Revenue

Rental revenue increased $3.5 million during the three months ended March 31, 2021 primarily due to the full year of rental revenue in 2021 for tenant sites acquired subsequent to March 31, 2020. Revenue generated from our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments was $6.7 million, $4.9 million, $3.8 million and $2.0 million, or 39%, 28%, 22% and 11% of total rental revenue, respectively, during the three months ended March 31, 2021, compared to $6.3 million, $1.6 million, $4.0 million and $1.9 million or 46%, 11%, 29% and 14% of total rental revenue, respectively, during the three months ended March 31, 2020. The occupancy rates in our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were 93%, 100% 97% and 100%, respectively, at March 31, 2021 compared to 93%, 100%, 97% and 100%, respectively, at March 31, 2020. Additionally, our effective monthly rental rates per tenant site for wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were $2,092, $115,151, $1,950 and $9,301 respectively, during the three months ended March 31, 2021 compared to $2,005, $85,725, $1,764 and $9,147, respectively, during the three months ended March 31, 2020.

Property Operating

Property operating expenses increased $0.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in rent expense on assets subject to a ground lease payment and property taxes. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses remained consistent during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended March 31, 2021 and 2020, Landmark reimbursed us $0.9 million and $1.0 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the three months ended March 31, 2021 and 2020, less than $0.1 million and $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of acquisitions and the deployment of stealth towers, DART kiosks and other assets placed in service subsequent to March 31, 2020.

Impairments

Impairments decreased $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as a result of two lease terminations in our outdoor advertising segment for $0.1 million for the three months ended March 31, 2020. There was no impairment during the three months ended March 31, 2021.

Interest and Other Income

Interest and other income decreased $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to a lower receivable principal balance in 2021 when compared to 2020. We expect the amount of interest income on receivables to continue to decline as the principal balance of the receivables continues to decrease. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $0.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a higher average debt balance of approximately $500.1 million during the three months ended March 31, 2021 compared to an average debt balance of approximately $407.8 million during the three months ended March 31, 2020.

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

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized gain recorded for the three months ended March 31, 2021 and the unrealized loss recorded for the three months ended March 31, 2020 reflect the change in fair value of these contracts during those periods.

Equity Income (Loss) from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture decreased $0.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations. During the three months ended March 31, 2021, the unconsolidated JV recognized impairment charges totaling $1.7 million.

Income Tax Benefit

During the three months ended March 31, 2021, the Partnership recorded a net tax benefit of $0.1 million as a result of an increase to deferred tax assets related to NOL carryforwards. During the three months ended March 31, 2020, the Partnership recorded a net tax benefit of $0.2 million as a result of an increase to deferred tax assets related to a higher US state effective tax rate.

Income (Loss) from Discontinued Operations, Net of Tax

On June 17, 2020, the Partnership sold its European outdoor advertising portfolio for a purchase price of £95 million and recognized a total gain on sale of $15.5 million. The sale of the European outdoor advertising portfolio met the criteria as discontinued operations in June 2020. As a result, we reclassified the operating results of the European outdoor advertising portfolio and excluded these amounts from income from continuing operations for prior period presented on the consolidated statements of operations.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (loss) (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$12,454	$9,463
Unit-based compensation	(120)	(120)
Unrealized gain (loss) on derivatives	1,124	(7,291)
Loss on early extinguishment of debt	—	(2,231)
Depreciation and amortization expense	(4,680)	(3,892)
Amortization of above- and below-market rents, net	231	236
Amortization of deferred loan costs	(524)	(497)
Amortization of discount on secured notes	(94)	(92)
Impairments	—	(82)
Adjustment for uncollectible accounts	—	(82)
Equity income (loss) from unconsolidated joint venture	(689)	150
Distributions of earnings from unconsolidated joint venture	(479)	(675)
Foreign currency transaction gain	—	3,363
Working capital changes	(1,272)	378
Net income (loss)	$5,951	$(1,372)
Interest expense	4,986	4,701
Depreciation and amortization expense	4,680	3,892
Income tax benefit	(110)	(60)
EBITDA	$15,507	$7,161
Impairments	—	82
Acquisition-related	88	315
Unrealized (gain) loss on derivatives	(1,124)	7,291
Loss on early extinguishment of debt	—	2,231
Unit-based compensation	120	120
Straight line rent adjustments	(206)	169
Amortization of above- and below-market rents, net	(231)	(236)
Repayments of investments in receivables	112	142
Adjustments for investment in unconsolidated joint venture	2,284	1,494
Foreign currency transaction gain	—	(3,363)
Deemed capital contribution due to cap on general and administrative expense reimbursement	938	1,101
Adjusted EBITDA	$17,488	$16,507

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$5,951	$(1,372)
Adjustments:
Depreciation and amortization expense	4,680	3,892
Impairments	—	82
Adjustments for investment in unconsolidated joint venture	1,595	791
Distributions to preferred unitholders	(3,060)	(3,060)
Distributions to noncontrolling interests	(8)	(8)
FFO attributable to common unitholders	$9,158	$325
Adjustments:
General and administrative expense reimbursement	938	1,101
Acquisition-related expenses	88	315
Unrealized (gain) loss on derivatives	(1,124)	7,291
Straight line rent adjustments	(206)	169
Unit-based compensation	120	120
Amortization of deferred loan costs and discount on secured notes	618	589
Amortization of above- and below-market rents, net	(231)	(236)
Deferred income tax benefit	(147)	(299)
Loss on early extinguishment of debt	—	2,231
Repayments of receivables	112	142
Adjustments for investment in unconsolidated joint venture	36	38
Foreign currency transaction gain	—	(3,363)
AFFO attributable to common unitholders	$9,362	$8,423

FFO per common unit - diluted	$0.36	$0.01
AFFO per common unit - diluted	$0.37	$0.33
Weighted average common units outstanding - diluted	25,489	25,461

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

On April 23, 2021, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended March 31, 2021. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of May 4, 2021. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement.

We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.2 million per quarter, or approximately $8.8 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of April 1, 2021 and May 3, 2021, respectively. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of March 31, 2021, there were 1,982,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common Units
March 31, 2020	$0.2000	$5,096	May 15, 2020
June 30, 2020	0.2000	5,096	August 14, 2020
September 30, 2020	0.2000	5,096	November 13, 2020
December 31, 2020	0.2000	5,098	February 12, 2021
March 31, 2021	0.2000	5,098	May 14, 2021
Series A Preferred Units
March 31, 2020	$0.5000	$873	April 15, 2020
June 30, 2020	0.5000	873	July 15, 2020
September 30, 2020	0.5000	893	October 15, 2020
December 31, 2020	0.5000	894	January 15, 2021
March 31, 2021	0.5000	894	April 15, 2021
Series B Preferred Units
March 31, 2020	$0.4938	$1,298	May 15, 2020
June 30, 2020	0.4938	1,298	August 17, 2020
September 30, 2020	0.4938	1,298	November 16, 2020
December 31, 2020	0.4938	1,298	February 16, 2021
March 31, 2021	0.4938	1,298	May 17, 2021
Series C Preferred Units
March 31, 2020	$0.4375	$867	May 15, 2020
June 30, 2020	0.4375	867	August 17, 2020
September 30, 2020	0.4375	867	November 16, 2020
December 31, 2020	0.4375	867	February 16, 2021
March 31, 2021	0.4375	867	May 17, 2021

As of March 31, 2021, we had $496.6 million of total outstanding indebtedness. As of April 29, 2021, the Partnership had $218.2 million of outstanding borrowings on our revolving credit facility, and we had $231.8 million of undrawn borrowing capacity (including standby letter of credit arrangement of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$12,454	$9,463
Net cash used in investing activities	(8,668)	(3,847)
Net cash provided by (used in) financing activities	(4,868)	613

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Net cash provided by operating activities.  Net cash provided by operating activities increased $3.0 million to $12.5 million for the three months ended March 31, 2021 compared to $9.5 million for the three months ended March 31, 2020. The increase is primarily attributable to the increase in rental revenue from acquisitions in the year ended December 31, 2020, timing of prepaid expenses, other assets and payments of accounts payable and accrued liabilities, which is partially offset by a reduction in return on investment in the unconsolidated joint venture.

Net cash used in investing activities.  Net cash used in investing activities was $8.7 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $3.8 million for the three months ended March 31, 2020. The change in net cash used in investing activities was primarily due to cash used for acquisitions and development activities during the three months ended March 31, 2021.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $4.9 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $0.6 million for the three months ended March 31, 2020. The change in net cash provided by (used in) financing activities was primarily attributable to the net decrease of $7.1 million in proceeds from the net borrowings from the revolving credit facility and secured notes and the net decrease of $4.2 million in proceeds from equity offerings, partially offset by a decrease in cash used for distributions of $4.3 million and $1.5 million for deferred loan costs.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of March 31, 2021, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of March 31, 2021, the applicable annual commitment rate used was 0.20%.

As of March 31, 2021, we had $218.2 million of total outstanding indebtedness under our revolving credit facility with $231.8 million available under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants. As of March 31, 2021, the Partnership was in compliance with all financial covenants required under the revolving credit facility. As of April 29, 2021, the Partnership had $218.2 million of outstanding borrowings on our revolving credit facility, and we had $231.8 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

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

Under the terms of the applicable indenture, amounts due under Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 9, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of March 31, 2021, $3.3 million was held in such reserve accounts which are classified as Restricted Cash on the accompanying consolidated balance sheets.

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

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of March 31, 2021, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

ATM Programs

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the 2017 Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

There were no Common Units or Preferred Units issued under the 2020 ATM programs during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Partnership issued a total of 109,724 Common Units, 23,287 Series A Preferred Units and 84,139 Series B Preferred Units under the 2019 ATM Programs, generating total proceeds of approximately $4.5 million before issuance costs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. In connection with the issuance of the 2019 Secured Notes, the Partnership has a standby letter of credit arrangement totaling $3.4 million. As of March 31, 2021, there were no amounts drawn on the standby letters of credit.

As of March 31, 2021, the Partnership does not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of March 31, 2021, our revolving credit facility had an outstanding balance of $218.2 million. As of March 31, 2021, we have hedged $150 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale and available cash to repay borrowings totaling $115 million on the revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of March 31, 2021, there were 1,982,700 Series C Preferred Units outstanding.

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

Foreign Currency Risk

As we expand to international markets, we are exposed to market risk from changes in foreign currency exchange rates. Approximately 5% and 2% of rental revenue from continuing operations was denominated in foreign currencies for the three months ended March 31, 2021 and 2020, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, in March of 2020, Landmark shifted its corporate office functions to work remotely. Management has taken measures to ensure that the Partnership’s internal control over financial reporting are materially unchanged during this period.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on May 5, 2021.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer