Form 10-Q
period 2021-06-30
Landmark Infrastructure Partners LP
filed 2021-08-04
CIK 1615346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 25,488,992 common units outstanding at July 29, 2021.

LANDMARK INFRASTRUCTURE PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Landmark Infrastructure Partners LP

Consolidated Balance Sheets

(in thousands, except unit data)

	June 30, 2021	December 31, 2020
Assets
Land	$117,915	$117,421
Real property interests	685,349	671,468
Construction in progress	42,764	44,787
Total land and real property interests	846,028	833,676
Accumulated depreciation and amortization of real property interests	(72,230)	(63,474)
Land and net real property interests	773,798	770,202
Investments in receivables, net	4,850	5,101
Investment in unconsolidated joint venture	59,310	60,880
Cash and cash equivalents	11,902	10,447
Restricted cash	2,967	3,195
Rent receivables	3,839	4,016
Due from Landmark and affiliates	1,060	1,337
Deferred loan costs, net	2,915	3,567
Deferred rent receivable	2,421	1,818
Derivative assets	369	—
Other intangible assets, net	18,318	19,417
Right-of-use asset, net	10,425	10,716
Other assets	4,171	4,082
Total assets	$896,345	$894,778
Liabilities and equity
Revolving credit facility	$223,200	$214,200
Secured notes, net	277,207	279,677
Accounts payable and accrued liabilities	5,223	6,732
Other intangible liabilities, net	5,380	6,081
Operating lease liability	8,669	8,818
Finance lease liability	74	—
Prepaid rent	5,862	4,446
Derivative liabilities	2,487	3,435
Total liabilities	528,102	523,389
Commitments and contingencies (Note 16)
Mezzanine equity
Series C cumulative redeemable convertible preferred units, 1,982,700 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	48,092	47,902
Equity
Series A cumulative redeemable preferred units, 1,788,843 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	41,850	41,850
Series B cumulative redeemable preferred units, 2,628,932 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	63,014	63,014
Common units, 25,488,992 and 25,478,042 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	371,196	376,201
General Partner	(157,623)	(159,070)
Accumulated other comprehensive income (loss)	1,513	1,291
Total partners' equity	319,950	323,286
Noncontrolling interests	201	201
Total equity	320,151	323,487
Total liabilities, mezzanine equity and equity	$896,345	$894,778

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Operations

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Rental revenue	$17,570	$13,844	$34,854	$27,665
Expenses
Property operating	1,066	354	1,778	863
General and administrative	951	1,223	2,432	2,711
Acquisition-related	38	86	126	91
Depreciation and amortization	5,112	4,301	9,792	7,903
Impairments	27	102	27	184
Total expenses	7,194	6,066	14,155	11,752
Other income and expenses
Interest and other income	160	96	229	271
Interest expense	(4,882)	(4,393)	(9,868)	(8,691)
Loss on early extinguishment of debt	—	—	—	(2,231)
Unrealized gain (loss) on derivatives	193	(481)	1,317	(6,684)
Equity income (loss) from unconsolidated joint venture	(401)	687	(1,090)	837
Gain on sale of real property interests	110	—	110	—
Total other income and expenses	(4,820)	(4,091)	(9,302)	(16,498)
Income (loss) from continuing operations before income tax benefit	5,556	3,687	11,397	(585)
Income tax expense (benefit)	110	(90)	—	(335)
Income (loss) from continuing operations	5,446	3,777	11,397	(250)
Income from discontinued operations, net of tax	—	14,856	—	17,511
Net income	5,446	18,633	11,397	17,261
Less: Net income attributable to noncontrolling interest	8	8	16	16
Net income attributable to limited partners	5,438	18,625	11,381	17,245
Less: Distributions declared to preferred unitholders	(3,060)	(3,037)	(6,120)	(6,097)
Less: Accretion of Series C preferred units	(96)	(96)	(190)	(193)
Net income attributable to common unitholders	$2,282	$15,492	$5,071	$10,955
Income (loss) from continuing operations per common unit
Common units – basic	$0.09	$0.02	$0.20	$(0.26)
Common units – diluted	$0.09	$0.02	$0.20	$(0.26)
Net income per common unit
Common units – basic	$0.09	$0.61	$0.20	$0.43
Common units – diluted	$0.09	$0.61	$0.20	$0.43
Weighted average common units outstanding
Common units – basic	25,489	25,476	25,489	25,468
Common units – diluted	25,489	25,476	25,489	25,468
Cash distributions declared per common unit	$0.2000	$0.2000	$0.4000	$0.4000

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,446	$18,633	$11,397	$17,261
Other comprehensive income (loss):
Foreign currency translation adjustment	247	2,481	222	(5,650)
Reclassification adjustments of other comprehensive losses to gain on sale included in net income	—	4,352	—	4,352
Other comprehensive income (loss):	247	6,833	222	(1,298)
Comprehensive income	5,693	25,466	11,619	15,963
Less: Comprehensive income attributable to noncontrolling interest	8	8	16	16
Comprehensive income attributable to limited partners	$5,685	$25,458	$11,603	$15,947

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

Landmark Infrastructure Partners LP

Consolidated Statements of Equity And Mezzanine Equity

(in thousands)

								Accumulated			Mezzanine
		Preferred	Preferred		Preferred	Preferred		Other			Equity -
	Common	Units -	Units -	Common	Unitholders -	Unitholders -	General	Comprehensive	Noncontrolling	Total	Series C
	Units	Series A	Series B	Unitholders	Series A	Series B	Partner	Income (loss)	Interest	Equity	Preferred
Balance as of December 31, 2020	25,478	1,789	2,629	$376,201	$41,850	$63,014	$(159,070)	$1,291	$201	$323,487	$47,902
Foreign currency translation adjustment	—	—	—	—	—	—	—	(25)	—	(25)	—
Distributions	—	—	—	(5,098)	(894)	(1,298)	—	—	(8)	(7,298)	(868)
Capital contribution from Sponsor	—	—	—	—	—	—	938	—	—	938	—
Unit-based compensation	11	—	—	120	—	—	—	—	—	120	—
Net income	—	—	—	2,789	894	1,298	—	—	8	4,989	962
Balance as of March 31, 2021	25,489	1,789	2,629	$374,012	$41,850	$63,014	$(158,132)	$1,266	$201	$322,211	$47,996
Foreign currency translation adjustment	—	—	—	—	—	—	—	247	—	247	—
Distributions	—	—	—	(5,098)	(895)	(1,298)	—	—	(8)	(7,299)	(867)
Capital contribution from Sponsor	—	—	—	—	—	—	509	—	—	509	—
Net income	—	—	—	2,282	895	1,298	—	—	8	4,483	963
Balance as of June 30, 2021	25,489	1,789	2,629	$371,196	$41,850	$63,014	$(157,623)	$1,513	$201	$320,151	$48,092

See accompanying notes to consolidated financial statements.

Landmark Infrastructure Partners LP

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$11,397	$17,261
Adjustments to reconcile net income to net cash provided by operating activities:
Unit-based compensation	120	120
Unrealized (gain) loss on derivatives	(1,317)	8,483
Loss on early extinguishment of debt	—	2,231
Depreciation and amortization expense	9,792	8,439
Amortization of above- and below- market lease, net	(470)	(481)
Amortization of deferred loan costs	1,060	1,020
Amortization of discount on secured notes	188	185
Impairments	27	184
Gain on sale of real property interests	(110)	(15,723)
Adjustment for uncollectible accounts	—	150
Equity (income) loss from unconsolidated joint venture	1,090	(837)
Return on investment in unconsolidated joint venture	479	925
Foreign currency transaction gain	—	(2,635)
Changes in operating assets and liabilities:
Rent receivables	170	1,650
Accounts payable and accrued liabilities	(117)	1,308
Deferred rent	(422)	377
Prepaid rent	1,421	11
Due from Landmark and affiliates	(165)	(893)
Other assets	193	(1,679)
Net cash provided by operating activities	23,336	20,096
Investing activities
Acquisition of land	(545)	—
Acquisition of real property interests and development activities	(13,315)	(7,684)
Proceeds from sale of real property interests	140	120,405
Repayments of receivables	251	243
Net cash (used in) provided by investing activities	(13,469)	112,964
Financing activities
Proceeds from the issuance of Common Units, net	—	1,510
Proceeds from the issuance of Preferred Units, net	—	2,663
Proceeds from revolving credit facility	9,000	7,000
Proceeds from the issuance of secured notes	—	170,000
Principal payments on revolving credit facility	—	(179,343)
Principal payments on secured notes	(3,010)	(109,713)
Payments on finance leases	—	(26)
Payments on settlement of derivatives	—	(7,565)
Deferred loan costs	(56)	(1,938)
Capital contribution to fund general and administrative expense reimbursement	1,766	1,997
Distributions to preferred unitholders	(6,120)	(6,125)
Distributions to common unitholders	(10,196)	(14,456)
Distributions to non-controlling interests	(16)	(16)
Net cash used in financing activities	(8,632)	(136,012)
Effect of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(8)	(601)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,227	(3,553)
Cash, cash equivalents and restricted cash at beginning of the period	13,642	13,065
Cash, cash equivalents and restricted cash at end of the period	$14,869	$9,512

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

Our operations are managed by the board of directors and executive officers of our general partner (the “General Partner”). As of June 30, 2021, our Sponsor owned (a) our general partner, (b) 3,360,308 common units representing limited partnership interest in the Partnership (“Common Units”); and (c) all of our incentive distribution rights (“IDRs”).

On May 15, 2021, Digital LD Management / Non-REIT Holdings, LP (and its affiliates, “DigitalBridge”) entered into a Purchase and Sale Agreement (the “PSA”) with Landmark Dividend Holdings II LLC, an affiliate of Landmark and our general partner providing for the acquisition of Landmark. On June 2, 2021, DigitalBridge completed the acquisition of Landmark and provided to the Board a non-binding proposal to acquire, through a series of transactions, substantially all of the assets of the Partnership (the “Proposed Acquisition”). If the Proposed Acquisition is consummated, the proposal contemplates that holders of common units not already owned by DigitalBridge and its affiliates will receive consideration equal to $13.00 per common unit. The Board delegated authority to its conflicts committee to negotiate the terms of the Proposed Acquisition on behalf of the unaffiliated Partnership unitholders. There is no assurance that any transaction will be consummated.

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

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP as established by the Financial Accounting Standards Board (the “FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under the Accounting Standards Updates (“ASUs”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the unaudited financial information set forth therein. Financial information for the three and six months ended June 30, 2021 and 2020 included in these Notes to the Consolidated Financial Statements is derived from our unaudited financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All references to tenant sites are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the public company accounting oversight board (U.S.).

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

Investment in Unconsolidated Joint Venture

The Partnership accounts for its investment in an unconsolidated joint venture using the equity method of accounting. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for distributions and the Partnership’s proportionate share of equity in the joint venture’s income (loss). The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity income (loss) from unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Partnership evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Partnership elected as an accounting policy to reflect unconsolidated joint venture distributions in the consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return on investment in unconsolidated joint venture within the operating activities section of the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

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

3. Acquisitions and Developments

Third Party Acquisitions

The following table presents direct third-party acquisitions, excluding transaction costs, completed by the Partnership during the six months ended June 30, 2021 and for the year ended December 31, 2020.

	No. of Tenant Sites				Consideration (in millions)
Acquisition Description	Wireless Communication	Digital Infrastructure	Outdoor Advertising	Total	Borrowings and Available Cash	Total
First Quarter
International	—	—	1	1	$0.3	$0.3
Total	—		1	1	$0.3	$0.3
Second Quarter
International	3	—	—	3	$1.3	$1.3
Total	3	—	—	3	$1.3	$1.3
2021 Total	3	—	1	4	$1.6	$1.6
First Quarter
International	—	—	1	1	$0.1	$0.1
Total	—	—	1	1	$0.1	$0.1
Second Quarter
International	6	—	—	6	$1.3	$1.3
Total	6	—	—	6	$1.3	$1.3
Third Quarter
International	—	1	—	1	$20.1	$20.1
Domestic	—	6	—	6	107.7	107.7
Total	—	7	—	7	$127.8	$127.8
Fourth Quarter
Domestic	—	1	—	1	$15.0	$15.0
Total	—	1	—	1	$15.0	$15.0
2020 Total	6	8	1	15	$144.2	$144.2

Leases

The Partnership evaluates whether an easement meets the definition of a lease under the new lease standard (“ASC 842”). The Partnership determines if an arrangement is a lease at the date of acquisition. The Partnership considers an arrangement to be a lease if it conveys the right to control the use of the leased site or ground space underneath a leased site for a period of time in exchange for consideration. While most of our leases are classified as operating leases in which the Partnership is the lessor, the Partnership is the lessee in an insignificant population of operating and finance leases that have recurring ground lease rental payments. The lease liability is the present value of the remaining minimum rental payments using each respective lease term and a corresponding incremental borrowing rate. We use a weighted-average discount rate of approximately 4.3%, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term is approximately 10 and 8 years, respectively. Operating lease assets are included in right of use, net and finance lease assets are included in real property interests in the consolidated balance sheets.

The following table illustrates information about other lease related balances as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Operating leases:
Right-of-use asset	$10,425	$10,716
Operating lease liability	8,669	8,818

Finance leases:
Right-of-use asset (1)	$2,278	$1,229
Finance lease liability	74	—

(1)	Assets held under finance leases are recorded in Real property interests and are depreciated over the lease term.

The following table represents the future minimum ground lease payments as of June 30, 2021 (in thousands):

	Operating Lease	Finance Lease
2021 (six months)	$304	$5
2022	616	9
2023	628	9
2024	637	9
2025	649	9
Thereafter	11,661	47
Total future payments	14,495	88
Discount	(5,826)	(14)
Total lease liability	$8,669	$74

Developments

During 2017, the Partnership started developing an ecosystem of technologies that provide smart enabled infrastructure including stealth towers and digital outdoor advertising kiosks across North America. Stealth towers are self-contained, neutral-host towers designed for wireless carrier and other wireless operator collocation. The stealth towers are designed for macro, mini macro and small cell deployments and will support Internet of Things (“IoT”), carrier densification needs, private LTE networks and other wireless solutions.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit (“DART”) to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

As of June 30, 2021 and December 31, 2020, the Partnership’s $42.8 million and $44.8 million, respectively, of construction in progress balance primarily related to these projects. During the six months ended June 30, 2021, the Partnership deployed 123 DART kiosks for a total of $12.7 million. During the year ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million.

4. Real Property Interests

The following table summarizes the Partnership’s real property interests (in thousands):

	June 30, 2021	December 31, 2020
Land	$117,915	$117,421

Building and site improvements	169,818	169,275
Real property interests – perpetual	102,236	101,785
Real property interests – finite life	411,017	399,179
Real property interests – ROU asset finance lease	2,278	1,229
Total real property interests	685,349	671,468
Construction in progress	42,764	44,787
Total land and real property interests	846,028	833,676
Accumulated depreciation and amortization of real property interests	(72,230)	(63,474)
Land and net real property interests	$773,798	$770,202

Sales

On June 30, 2021, the Partnership completed the sale of two of its real property interests for total consideration of $0.1 million. We recognized a gain on the sale of real property interest of $0.1 million upon completion of the sale.

On June 17, 2020, the Partnership completed the sale of its interest in the consolidated joint venture that held its European outdoor advertising portfolio for a purchase price of £95 million. The sale of the European outdoor advertising portfolio met the criteria for discontinued operations. Accordingly, the related operating results are presented as income from discontinued operations on the consolidated statement of operations for the prior period (Note 8).

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

The following table summarizes final allocations for acquisitions made during the six months ended June 30, 2021 and the year ended December 31, 2020 of estimated fair values of the assets acquired and liabilities assumed (in thousands).

		Investments in	In-place	Above-market		ROU asset -
		real property	lease	lease	ROU	finance	Lease
Period	Land	interests	intangibles	intangibles	asset	lease	liability	Debt	Total
2021	$526	$—	$65	$81	$—	$1,055	$(74)	$—	$1,653
2020	9,338	144,672	45	—	748	—	—	(3,354)	151,449

Future estimated aggregate depreciation and amortization of finite-lived real property interests for each of the five succeeding fiscal years and thereafter as of June 30, 2021, are as follows (in thousands):

2021 (six months)	$9,418
2022	18,420
2023	16,972
2024	16,698
2025	16,686
Thereafter	432,689
Total	$510,883

The weighted average remaining depreciation and amortization period for non‑perpetual real property interests is 37 years as of June 30, 2021.

Impairments

During the three and six months ended June 30, 2021, the Partnership recognized impairment charges totaling less than $0.1 million, respectively, for one of the Partnership’s real property interests that was impaired. During the three and six months ended June 30, 2020, the Partnership recognized impairment charges totaling $0.1 million and $0.2 million, respectively, for one and three of the Partnership’s real property interests that were impaired and one expiring lease during the three months ended June 30, 2020. The carrying value of each impaired real property interest was determined to have a fair value of zero.

5. Other Intangible Assets and Liabilities

The following table summarizes our identifiable intangible assets, including above/below‑market lease intangibles (in thousands):

	June 30, 2021	December 31, 2020
Acquired in-place lease
Gross amount	$26,871	$26,819
Accumulated amortization	(10,998)	(9,998)
Net amount	$15,873	$16,821
Acquired above-market leases
Gross amount	$6,641	$6,564
Accumulated amortization	(4,196)	(3,968)
Net amount	$2,445	$2,596
Total other intangible assets, net	$18,318	$19,417
Acquired below-market leases
Gross amount	$(16,779)	$(16,779)
Accumulated amortization	11,399	10,698
Total other intangible liabilities, net	$(5,380)	$(6,081)

We recorded net amortization of above‑ and below‑market lease intangibles of $0.2 million and $0.5 million as an increase to rental revenue for the three and six months ended June 30, 2021 and 2020, respectively. We recorded amortization of in‑place lease intangibles of $0.5 million and $1.0 million as amortization expense for the three and six months ended June 30, 2021 and 2020, respectively.

Future aggregate amortization of intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2021 follows (in thousands):

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2021 (six months)	$999	$296	$(679)
2022	1,916	350	(1,250)
2023	1,646	316	(808)
2024	1,532	289	(717)
2025	1,406	223	(420)
Thereafter	8,374	971	(1,506)
Total	$15,873	$2,445	$(5,380)

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

Interest income recognized on the receivables totaled $0.2 million for the three and six months ended June 30, 2021, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively.

The following table reflects the activity in investments in receivables (in thousands):

	June 30, 2021	December 31, 2020
Investments in receivables – beginning	$5,101	$5,653
Adoption of ASU 2016-13	—	(53)
Other	—	7
Repayments	(251)	(506)
Investments in receivables – ending	$4,850	$5,101

Annual amounts due as of June 30, 2021, are as follows (in thousands):

2021 (six months)	$558
2022	1,157
2023	1,260
2024	1,316
2025	780
Thereafter	4,703
Total	$9,774
Interest	$4,924
Principal	4,850
Total	$9,774

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

The following table summarizes balance sheet information for the unconsolidated JV (in thousands):

	June 30, 2021	December 31, 2020
Total assets	$245,416	$249,252

Total liabilities	123,333	124,034
Total equity	122,083	125,218
Total liabilities and equity	$245,416	$249,252

The following table summarizes financial information for the unconsolidated JV (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenue	$3,609	$3,555	$7,259	$7,130
Net income (loss)	(802)	1,374	(2,180)	1,674
Partnership's share in net income (loss)	(401)	687	(1,090)	837
Distributions declared to the Partnership	—	250	479	925

8. Discontinued Operations

The following table presents income from discontinued operations in connection with the sale of the European outdoor advertising portfolio (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Revenue
Rental revenue from discontinued operations	$1,541	$3,401
Expenses
Property operating	165	387
General and administrative	87	211
Acquisition-related	31	341
Depreciation and amortization	246	536
Total expenses from discontinued operations	529	1,475
Other income and expenses
Interest and other income	48	105
Interest expense	(238)	(641)
Unrealized loss on derivatives	(711)	(1,799)
Gain on sale of real property interests	15,723	15,723
Foreign currency transaction gain	(728)	2,635
Total other income and expenses from discontinued operations	14,094	16,023
Income from discontinued operations before income tax expense	15,106	17,949
Income tax expense	250	438
Income from discontinued operations	$14,856	$17,511

9. Debt

The following table summarizes the Partnership’s debt (in thousands):

		Outstanding Balance
	Maturity Date	June 30, 2021	December 31, 2020
Revolving credit facility	November 15, 2023	$223,200	$214,200

PACE Special Assessment loan	February 14, 2038	$3,397	$3,480
4.38% senior secured notes	June 30, 2036	36,567	37,686
Series 2019-1 Class A 3.90%	January 14, 2027	170,000	170,000
Series 2017-1 Class A 4.10%	November 15, 2022 (1)	55,055	56,676
Series 2017-1 Class B 3.81%	November 15, 2022 (1)	16,628	16,816
Secured Notes		281,647	284,658
Discount on Secured Notes		(643)	(831)
Deferred loan costs		(3,797)	(4,150)
Secured Notes, net		$277,207	$279,677

(1)	Maturity date reflects anticipated repayment date; final legal maturity is November 15, 2047.

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

Loans under the revolving credit facility bear interest at a rate equal to the applicable London Inter Bank Offering Rate (“LIBOR”) related to the currency for which borrowings are denominated, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of June 30, 2021, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2021, the applicable annual commitment rate used was 0.20%.

The revolving credit facility requires monthly interest payments and the outstanding debt balance is due upon maturity on November 15, 2023. As of June 30, 2021, $223.2 million was outstanding and $226.8 million of undrawn borrowing capacity under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with various financial covenants. As of June 30, 2021, the Partnership was in compliance with all financial covenants required under the revolving credit facility.

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

The Secured Notes are secured by (1) mortgages and deeds of trust on substantially all of the Secured Tenant Site Assets and their operating cash flows, (2) a security interest in substantially all of the personal property of the obligors (as defined in the applicable indenture), and (3) the rights of the obligors under a management agreement. Under the terms of the applicable indenture, amounts due under the Secured Notes will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the Partnership. As of June 30, 2021 and December 31, 2020, $3.0 million and $3.2 million was held in such reserve accounts which are classified as restricted cash on the accompanying consolidated balance sheets.

The Partnership is subject to covenants customary for notes issued in rated securitizations. Among other things, the obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement). Under the terms of the applicable indenture, the obligors will be permitted to issue additional notes under certain circumstances, including so long as the debt service coverage ratio (“DSCR”) of the issuer is at least 1.5x to 1.0x for the 2019 Secured Notes and at least 2.0x to 1.0x for the 2017 Secured Notes. As of June 30, 2021, the Partnership was in compliance with all financial covenants under the Secured Notes.

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

The secured notes’ annual principal payment amounts due as of June 30, 2021, are as follows (in thousands):

2021 (six months)	$3,149
2022 (1)	72,527
2023	6,946
2024	7,293
2025	7,619
Thereafter (1)	184,113
Total	$281,647

(1)	Reflects anticipated repayment dates

Interest Expense

The Partnership incurred interest expense of $4.9 million and $9.9 million for the three and six months ended June 30, 2021, respectively, and $4.4 million and $8.7 million for the three and six months ended June 30, 2020, respectively. At June 30, 2021 and December 31, 2020, the Partnership had interest payable of $0.4 million and $0.3 million, respectively. Additionally, the Partnership recorded amortization of deferred loan costs and discount on secured notes, which is included in interest expense, of $0.6 million and $1.2 million for the three and six months ended June 30, 2021 and 2020, respectively.

10. Interest Rate Swap Agreements

The following table summarizes the terms and fair value of the Partnerships’ interest rate swap agreements (in thousands, except percentages):

Date	Notional	Fixed		Effective	Maturity	Fair Value Asset (Liability) at
Entered	Value	Rate	Index	Date	Date	June 30, 2021	December 31, 2020
June 12, 2017	$50,000	2.10%	1-month USD LIBOR	3/2/2018	9/2/2024	$(2,487)	$(3,381)
September 29, 2020	60,000	0.18	1-month USD LIBOR	9/30/2020	11/15/2023	241	(9)
December 30, 2020	40,000	0.21	1-month USD LIBOR	12/30/2020	11/15/2023	128	(45)
						$(2,118)	$(3,435)

During the three and six months ended June 30, 2021, the Partnership recorded a gain of $0.2 million and $1.3 million, respectively, resulting from the change in fair value of the interest rate swap agreements, which is reflected as an unrealized gain (loss) on derivative financial instruments on the consolidated statements of operations. In June 2020, the Partnership used proceeds from the sale of the European outdoor advertising portfolio to terminate certain interest rate swap agreements for approximately $7.6 million including approximately $3.3 million for the GBP denominated interest rate swap agreement with a notional value of £38 million. As such, foreign currency transaction gain resulting from the changes in exchange rates affecting mark-to-market adjustments on the GBP interest rate swap agreement is presented as part of discontinued operations for prior period (Note 8).

The fair values of the interest rate swap agreements are derived based on Level 2 inputs. To illustrate the effect of movements in the interest rate market, the Partnership performed a market sensitivity analysis on its outstanding interest rate swap agreements. The Partnership applied various basis point spreads to the underlying interest rate curve of the derivative in order to determine the instrument’s change in fair value at June 30, 2021. The following table summarizes the fair value of the interest rate swaps as a result of the analysis performed (in thousands):

		The Fair Value As a Result of Changes in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
June 12, 2017	9/2/2024	$(1,772)	$(3,345)	$(1,007)	$(4,154)
September 29, 2020	11/15/2023	918	(446)	1,585	(1,143)
December 30, 2020	11/15/2023	579	(331)	1,025	(795)

11. Equity

The table below summarizes changes in the number of units outstanding (in units):

				Mezzanine Equity -
		Series A	Series B	Series C
	Common	Preferred	Preferred	Preferred
Balance as of December 31, 2019	25,353,140	1,722,041	2,544,793	1,988,700
Conversion of Series C Preferred Units	7,810	—	—	(6,000)
Issuance under ATM Programs	109,724	23,287	84,139	—
Unit-based compensation	7,368	—	—	—
Balance as of June 30, 2020	25,478,042	1,745,328	2,628,932	1,982,700

Balance as of December 31, 2020	25,478,042	1,788,843	2,628,932	1,982,700
Unit-based compensation	10,950	—	—	—
Balance as of June 30, 2021	25,488,992	1,788,843	2,628,932	1,982,700

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

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Common Unit ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Common Units were issued under the 2020 Common Unit ATM Program during the six months ended June 30, 2021 and 2020, respectively.

Preferred Units

On March 30, 2017, the Partnership established a Series B Preferred Unit at-the-market offering program (the “2017 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2017 Series B ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2020, the Partnership issued 84,139 Series B Preferred Units under our 2017 Series B ATM Program, generating proceeds of approximately $2.1 million before issuance costs, respectively.

On May 3, 2019, the Partnership established a Series A Preferred Unit at-the-market offering program (the “2019 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2019 Series A ATM Program will be used for general Partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. During the six months ended June 30, 2020, the Partnership issued 23,287 Series A Preferred Units under our 2019 Series A ATM Program, generating proceeds of approximately $0.6 million before issuance costs, respectively.

On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series A ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series A Preferred Units were issued under the 2020 Series A ATM Program during the six months ended June 30, 2021 and 2020, respectively.

On February 28, 2020, the Partnership replaced the 2017 Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. The net proceeds from sales under the 2020 Series B ATM Program will be used for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions. No Series B Preferred Units were issued under the 2020 Series B ATM Program during the six months ended June 30, 2021 and 2020, respectively.

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

The Partnership has classified the Series C Preferred Units as mezzanine equity in the accompanying consolidated balance sheets based upon the terms and conditions of the holder’s redemption option. Issuance costs related to the Series C Preferred Units classified as mezzanine equity are initially recorded as a reduction of the units’ balances and accreted up to the redemption value. During the six months ended June 30, 2020, 6,000 Series C Preferred Units were converted into 7,810 Common Units based on the holder’s option. No Series C Preferred Units were converted during the six months ended June 30, 2021.

Distributions

The table below summarizes the quarterly distributions related to our quarterly financial results:

				Total
			Distribution	Distribution
Quarter Ended	Declaration Date	Distribution Date	Per Unit	(in thousands)
Common Units
June 30, 2020	July 24, 2020	August 14, 2020	$0.2000	$5,096
September 30, 2020	October 23, 2020	November 13, 2020	0.2000	5,096
December 31, 2020	January 22, 2021	February 12, 2021	0.2000	5,098
March 31, 2021	April 23, 2021	May 14, 2021	0.2000	5,098
June 30, 2021	July 23, 2021	August 13, 2021	0.2000	5,098
Series A Preferred Units
June 30, 2020	June 19, 2020	July 15, 2020	$0.5000	$873
September 30, 2020	September 18, 2020	October 15, 2020	0.5000	893
December 31, 2020	December 22, 2020	January 15, 2021	0.5000	894
March 31, 2021	March 19, 2021	April 15, 2021	0.5000	894
June 30, 2021	June 18, 2021	July 15, 2021	0.5000	894
Series B Preferred Units
June 30, 2020	July 22, 2020	August 17, 2020	$0.4938	$1,298
September 30, 2020	October 22, 2020	November 16, 2020	0.4938	1,298
December 31, 2020	January 21, 2021	February 16, 2021	0.4938	1,298
March 31, 2021	April 22, 2021	May 17, 2021	0.4938	1,298
June 30, 2021	July 22, 2021	August 16, 2021	0.4938	1,298
Series C Preferred Units
June 30, 2020	July 22, 2020	August 17, 2020	$0.4375	$867
September 30, 2020	October 22, 2020	November 16, 2020	0.4375	867
December 31, 2020	January 21, 2021	February 16, 2021	0.4375	867
March 31, 2021	April 22, 2021	May 17, 2021	0.4375	867
June 30, 2021	July 22, 2021	August 16, 2021	0.4375	867

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

The calculation of the undistributed net income (loss) attributable to common unitholders for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$5,446	$3,777	$11,397	$(250)
Less: Net income attributable to noncontrolling interest	8	8	16	16
Income (loss) from continuing operations attributable to limited partners	5,438	3,769	11,381	(266)
Income from discontinued operations, net of tax	—	14,856	—	17,511
Net income attributable to limited partners	5,438	18,625	11,381	17,245
Less:
Distributions declared on Preferred Units	(3,060)	(3,037)	(6,120)	(6,097)
Accretion of Series C preferred units	(96)	(96)	(190)	(193)
Net income attributable to common unitholders	2,282	15,492	5,071	10,955
Distributions declared on common units	(5,098)	(5,096)	(10,196)	(10,192)
Undistributed net income (loss)	(2,816)	10,396	(5,125)	763
Undistributed income from discontinued operations	—	14,856	—	17,511
Undistributed loss from continuing operations	$(2,816)	$(4,460)	$(5,125)	$(16,748)

The calculation of net income per common unit for the three months ended June 30, 2021 and 2020 is as follows (in thousands, except per unit data):

	Three Months Ended June 30,
	2021	2020
Distributions declared	$5,098	$5,096
Undistributed net loss from continuing operations	(2,816)	(4,460)
Income from continuing operations attributable to common units - basic	2,282	636
Income from discontinued operations attributable to common units - basic	—	14,856
Net income attributable to common units - basic	2,282	15,492
Income from continuing operations attributable to common units - diluted	2,282	636
Income from discontinued operations attributable to common units - diluted	—	14,856
Net income attributable to common units - diluted	$2,282	$15,492
Weighted-average units outstanding:
Basic	25,489	25,476
Diluted	25,489	25,476
Income from continuing operations per common unit:
Basic	$0.09	$0.02
Diluted (1)	$0.09	$0.02
Income from discontinued operations per common unit:
Basic	$—	$0.58
Diluted (1)	$—	$0.58
Net income per common unit:
Basic	$0.09	$0.61
Diluted (1)	$0.09	$0.61

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the three months ended June 30, 2021 and 2020, and, as a result, have been excluded in the determination of diluted earnings per common unit.

The calculation of net income per common unit for the six months ended June 30, 2021 and 2020 is as follows (in thousands, except per unit data):

	Six Months Ended June 30,
	2021	2020
Distributions declared	$10,196	$10,192
Undistributed net loss from continuing operations	(5,125)	(16,748)
Income (loss) from continuing operations attributable to common units - basic	5,071	(6,556)
Income from discontinued operations attributable to common units - basic	—	17,511
Net income attributable to common units - basic	5,071	10,955
Income (loss) from continuing operations attributable to common units - diluted	5,071	(6,556)
Income from discontinued operations attributable to common units - diluted	—	17,511
Net income attributable to common units - diluted	$5,071	$10,955
Weighted-average units outstanding:
Basic	25,489	25,468
Diluted	25,489	25,468
Income (loss) from continuing operations per common unit:
Basic	$0.20	$(0.26)
Diluted (1)	$0.20	$(0.26)
Income from discontinued operations per common unit:
Basic	$—	$0.69
Diluted (1)	$—	$0.69
Net income per common unit:
Basic	$0.20	$0.43
Diluted (1)	$0.20	$0.43

(1)

Diluted earnings per unit takes into account the potential dilutive effect of common units that could be issued by the Partnership in conjunction with the Series C Preferred Units conversion features. Potential common unit equivalents are anti-dilutive for the six months ended June 30, 2021 and 2020, and, as a result, have been excluded in the determination of diluted earnings per common unit.

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

The table below summarizes the carrying amounts and fair values of financial instruments which are not carried at fair value on the face of the financial statements (in thousands):

	June 30, 2021		December 31, 2020
	Carrying amount	Fair Value	Carrying amount	Fair Value
Investment in receivables, net	$4,850	$4,901	$5,101	$5,105
Revolving credit facility	223,200	223,200	214,200	214,200
Secured Notes, net	277,207	288,599	279,677	298,097

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

As of June 30, 2021 and December 31, 2020, the Partnership measured the following assets at fair value on a recurring basis (in thousands):

	June 30, 2021	December 31, 2020
Derivative Assets (1)	$369	$—
Derivative Liabilities (1)	2,487	3,435

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

14. Related‑Party Transactions

General and Administrative Reimbursement

Under the Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the amended Omnibus Agreement, we are required to reimburse Landmark for expenses related to certain general and administrative services Landmark provides to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeded $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred will be reimbursed by Landmark and reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. For the three and six months ended June 30, 2021, Landmark reimbursed us $0.4 million and $1.3 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. For the three and six months ended June 30, 2020, Landmark reimbursed us $0.9 million and $1.9 million, respectively, for expenses related to certain general and administrative expenses that exceeded the cap. During the three and six months ended June 30, 2021, $0.1 million and $0.2 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. During the three and six months ended June 30, 2020, less than $0.1 million and $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor.

Patent License Agreement

We entered into a Patent License Agreement (“License Agreement”) with American Infrastructure Funds, LLC (“AIF”), an affiliate of the controlling member of Landmark. Under the License Agreement, AIF granted us a nonexclusive, perpetual license to practice certain patented methods related to the apparatus and method for combining easements under a master limited partnership. We have agreed to pay AIF a license fee of $50,000 for the second year of the License Agreement, and thereafter, an amount equal to the greater of (i) one‑tenth of one percent (0.1%) of our gross revenue received during such contract year; or (ii) $100,000. During the three and six months ended June 30, 2021, we incurred $16,667 and $41,667 of license fees related to the AIF patent license agreement, respectively. During the three and six months ended June 30, 2020, we incurred $25,000 and $50,000, respectively, of license fees related to the AIF patent license agreement. The License Agreement with AIF was terminated in connection with the transaction with DigitalBridge on June 2, 2021.

Secured Tenant Site Assets’ Management Fee

In connection with the issuance of the Secured Notes, the Partnership entered into applicable management agreements with the General Partner. Pursuant to the applicable management agreements, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, as defined by the applicable management agreements for the 2017 secured notes, 0.5% of operating revenue for the 4.38% senior secured notes and 2% of gross revenue for the 2019 secured notes. The Secured Tenant Site Assets’ management fee to Landmark will be treated as a capital distribution to Landmark. Landmark will reimburse us for the fees paid with the reimbursement treated as a capital contribution. We incurred less than $0.1 million and $0.1 million of Secured Tenant Site Assets’ management fees during the three and six months ended June 30, 2021 and 2020, respectively.

In connection with the formation of the unconsolidated JV, the JV assumed the 2018 Secured Notes. Pursuant to the applicable management agreement, our General Partner will perform those functions reasonably necessary to maintain, manage and administer the 2018 Secured Tenant Site Assets for a monthly management fee equal to 1.5% of the Secured Tenant Site Assets’ operating revenue, subject to a maximum of $46 per tenant site asset. Landmark will reimburse us for the management fees paid by the unconsolidated JV with the reimbursement treated as a capital contribution. For the three and six months ended June 30, 2021, the unconsolidated JV incurred $0.1 million and $0.2 million of management fees, respectively. For the three and six months ended June 30, 2020, the unconsolidated JV incurred $0.1 million and $0.2 million, respectively, of management fees.

Acquisition of Real Property Interests

In connection with third party acquisitions, Landmark will be obligated to provide acquisition services to us, including asset identification, underwriting and due diligence, negotiation, documentation and closing, at the reasonable request of our General Partner, but we are under no obligation to utilize such services. We will pay Landmark reasonable fees, as mutually agreed to by Landmark and us, for providing these services. These fees will not be subject to the cap on general and administrative expenses described above. During the three and six months ended June 30, 2021 and 2020, no such fees were incurred.

Incentive Distribution Rights

Cash distributions will be made to our General Partner in respect of its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus (as defined in our Amended Partnership Agreement) in excess of $0.2875 per unit per quarter. During the six months ended June 30, 2021 and 2020, no amounts were paid under the incentive distribution rights.

Due from Affiliates

At June 30, 2021 and December 31, 2020, the General Partner and its affiliates owed $1.1 million and $1.3 million, respectively, to the Partnership primarily for the current quarter general and administrative reimbursement, unconsolidated JV management fees and for rents received on our behalf, offset by rents received on behalf of the unconsolidated JV.

15. Segment Information

The Partnership has the following four reportable segments: (i) wireless communication, (ii) digital infrastructure, (iii) outdoor advertising, and (iv) renewable power generation for all periods presented.

The Partnership’s wireless communication segment consists of leasing infrastructure and real property interests and providing financing to companies in the wireless communication industry in the United States, Canada, and Australia. The Partnership’s digital infrastructure segment consists of leasing real property interests to enterprises and companies in the digital infrastructure industry in the United States and Canada. The Partnership’s outdoor advertising segment consists of leasing real property interests to companies in the outdoor advertising industry in the United States, Canada and Australia. The Partnership’s renewable power generation segment consists of leasing real property interests and providing financing to companies in the renewable power industry in the United States. Items that are not included in any of the reportable segments are included in the corporate category.

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

The statements of operations for the reportable segments are as follows:

For the three months ended June 30, 2021 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,529	$4,900	$3,816	$2,325	$—	$17,570
Expenses
Property operating	61	358	596	51	—	1,066
General and administrative	—	—	—	—	951	951
Acquisition-related	—	—	—	—	38	38
Depreciation and amortization	1,837	1,447	1,705	123	—	5,112
Impairments	—	—	27	—	—	27
Total expenses	1,898	1,805	2,328	174	989	7,194
Total other income and expenses	(263)	(49)	110	20	(4,638)	(4,820)
Net income (loss) before income tax benefit	4,368	3,046	1,598	2,171	(5,627)	5,556
Income tax benefit	—	—	—	—	110	110
Net income (loss)	$4,368	$3,046	$1,598	$2,171	$(5,737)	$5,446

For the three months ended June 30, 2020 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$6,344	$1,557	$3,790	$2,153	$—	$13,844
Expenses
Property operating	86	81	159	28	—	354
General and administrative	—	—	—	—	1,223	1,223
Acquisition-related	—	—	—	—	86	86
Depreciation and amortization	2,342	561	1,278	120	—	4,301
Impairments	78	—	24	—	—	102
Total expenses	2,506	642	1,461	148	1,309	6,066
Total other income and expenses	762	—	—	20	(4,873)	(4,091)
Income (loss) from continuing operations before income tax expense	4,600	915	2,329	2,025	(6,182)	3,687
Income tax expense	—	—	—	—	(90)	(90)
Income (loss) from continuing operations	4,600	915	2,329	2,025	(6,092)	3,777
Income from discontinued operations, net of tax	—	—	14,856	—	—	14,856
Net income (loss)	$4,600	$915	$17,185	$2,025	$(6,092)	$18,633

For the six months ended June 30, 2021 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$13,179	$9,750	$7,647	$4,278	$—	$34,854
Expenses
Property operating	107	602	983	86	—	1,778
General and administrative	—	—	—	—	2,432	2,432
Acquisition-related	—	—	—	—	126	126
Depreciation and amortization	3,607	2,708	3,231	246	—	9,792
Impairments	—	—	27	—	—	27
Total expenses	3,714	3,310	4,241	332	2,558	14,155
Total other income and expenses	(903)	(112)	110	39	(8,436)	(9,302)
Net income (loss) before income tax benefit	8,562	6,328	3,516	3,985	(10,994)	11,397
Income tax benefit	—	—	—	—	—	—
Net income (loss)	$8,562	$6,328	$3,516	$3,985	$(10,994)	$11,397

For the six months ended June 30, 2020 (in thousands):

				Renewable
	Wireless	Digital	Outdoor	Power
	Communication	Infrastructure	Advertising	Generation	Corporate	Total
Revenue
Rental revenue	$12,671	$3,114	$7,807	$4,073	$—	$27,665
Expenses
Property operating	210	216	373	64	—	863
General and administrative	—	—	—	—	2,711	2,711
Acquisition-related	—	—	—	—	91	91
Depreciation and amortization	4,266	1,123	2,274	240	—	7,903
Impairments	78	—	106	—	—	184
Total expenses	4,554	1,339	2,753	304	2,802	11,752
Total other income and expenses	1,068	—	—	40	(17,606)	(16,498)
Income (loss) from continuing operations before income tax benefit	9,185	1,775	5,054	3,809	(20,408)	(585)
Income tax benefit	—	—	—	—	(335)	(335)
Income (loss) from continuing operations	9,185	1,775	5,054	3,809	(20,073)	(250)
Income from discontinued operations, net of tax	—	—	17,511	—	—	17,511
Net income (loss)	$9,185	$1,775	$22,565	$3,809	$(20,073)	$17,261

The Partnership’s total assets by segment were (in thousands):

	June 30, 2021	December 31, 2020
Segments
Wireless communication	$350,816	$354,457
Digital infrastructure	215,726	216,849
Outdoor advertising	210,642	204,990
Renewable power generation	99,720	99,881
Corporate assets	19,441	18,601
Total assets	$896,345	$894,778

The following table represents the Partnership’s rental revenues by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$16,693	$13,534	$33,048	$27,052
Australia	311	292	685	576
Canada	566	18	1,121	37
Total rental revenue	$17,570	$13,844	$34,854	$27,665

The following table represents the Partnership’s total assets by geographic location (in thousands).

	June 30, 2021	December 31, 2020
United States	$850,534	$852,088
Australia	17,584	17,533
Canada	28,227	25,157
Total assets	$896,345	$894,778

16. Commitments and Contingencies

The Partnership’s commitments and contingencies include customary claims and obligations incurred in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s consolidated financial position.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. The past consolidation in the wireless industry has led to rationalization of wireless networks and reduced demand for tenant sites. On April 1, 2020, T-Mobile and Sprint completed their merger. As a result of the T-Mobile and Sprint merger, we have received termination notices related to 15 T-Mobile and Sprint tenant sites. As of June 30, 2021, 6 tenant sites where we have received termination notices have been vacated with the remainder to be vacated prior to December 31, 2021. Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The impact of any future consolidation in the wireless communication industry and the termination of additional leases in our portfolio would result in lower rental revenue and may lead to impairment of our real property interests or other adverse effects to our business.

As of June 30, 2021, the Partnership had approximately $62.6 million of real property interests subject to subordination to lenders of the underlying property. To the extent a lender forecloses on a property the Partnership would take impairment charges for the book value of the asset and no longer be entitled to the revenue associated with the asset.

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

17. Tenant Concentration

For the three and six months ended June 30, 2021 and 2020, the Partnership had the following tenant revenue concentrations:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2021	2020	2021	2020
T-Mobile	11.3%	15.1%	11.4%	15.1%
Sungard	11.0%	4.2%	11.0%	4.2%
Clear Channel	8.7%	12.8%	8.8%	13.1%

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

18. Supplemental Cash Flow Information

Noncash investing and financing activities for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Capital contribution to fund general and administrative expense reimbursement	$1,447	$929
Distributions payable to preferred unitholders	1,828	1,810
Accretion of Series C preferred units	190	193
Conversion of Series C preferred units	—	150
Purchase price for acquisitions and development activities included in accounts payable and accrued liabilities	1,394	943
Initial recognition of lease liabilities related to right of use assets	77	—
Adoption of ASU 2016-13	—	(76)
Net cash provided by operating activities of discontinued operations	—	3,335
Net cash used in investing activities of discontinued operations	—	115,868
Net cash used in financing activities of discontinued operations	—	(54,185)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$8,543	$8,463
Capitalized interest	706	1,246
Income taxes paid	160	194

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

•	the number of completed infrastructure developments;
•	the return on infrastructure developments;
•	the prices we pay for our acquisitions of real property;
•	our management’s and our general partner’s conflicts of interest with our own;
•	our ability to expand may be limited if Landmark’s business does not grow as expected;
•

cost reimbursements, which are determined in our general partner’s sole discretion, and fees due to our general partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution;

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

On June 2, 2021, Digital Colony Management, LLC, a leading global digital infrastructure investment firm (“DigitalBridge”) completed the acquisition of Landmark. In connection with the consummation of the Landmark acquisition, Matthew P. Carbone, Edmond G. Leung and James F. Brown stepped down from their respective roles as members of the board of the General Partner (the “Board”). In connection with the vacancies created by the resignations described above, on June 2, 2021, the sole member of the General Partner of the Partnership, which is controlled by DigitalBridge, appointed Steven Sonnenstein and Sadiq Malik as members of the Board. Additionally, Steven Sonnenstein was appointed as Chairman of the Board.

On June 2, 2021, DigitalBridge completed the acquisition of Landmark and provided to the Board a non-binding proposal to acquire, through a series of transactions, substantially all of the assets of the Partnership (the “Proposed Acquisition”). If the Proposed Acquisition is consummated, the proposal contemplates that holders of common units not already owned by DigitalBridge and its affiliates will receive consideration equal to $13.00 per common unit. The Board delegated authority to its conflicts committee to negotiate the terms of the Proposed Acquisition on behalf of the unaffiliated Partnership unitholders. There is no assurance that any transaction will be consummated.

Additionally, the cap on general and administrative expense reimbursement under our Omnibus Agreement will expire on November 19, 2021. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our Amended Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeds $120 million and (ii) November 19, 2021. Our Sponsor has informed us that it intends to let the cap expire on November 19, 2021 and will seek reimbursement for costs and expenses it incurs for services provided to the Partnership in accordance with the Amended Partnership Agreement. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and in all of the jurisdictions in which we operate, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the six months ended June 30, 2021 from the COVID-19 pandemic, we are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting the global economy. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. The Partnership has received a myriad of short-term rent relief requests from tenants within the outdoor advertising industry, most often in the form of rent deferral requests or amending to percentage rent. Not all tenant requests will ultimately result in modification agreements, nor is the Partnership forgoing its contractual rights under its lease agreements. The three and six months ended June 30, 2021 results may not be indicative of future results. During the three and six months ended June 30, 2021, the Partnership generated $3.8 million and $7.6 million in rental revenue from outdoor advertising tenants, $0.2 million and $0.4 million of which was generated from percentage rent provisions, respectively. During the three and six months ended June 30, 2020, the Partnership generated $3.8 million and $7.8 million in rental revenue from outdoor advertising tenants, $0.1 million and $0.5 million of which was generated from percentage rent provisions, respectively.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. On July 23, 2021, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended June 30, 2021. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of August 3, 2021. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities.

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

We believe the terms of our tenant leases provide us with stable and predictable cash flow. Substantially all of our tenant lease arrangements are triple net or effectively triple-net, meaning that our tenants or the underlying property owners are generally contractually responsible for property‑level operating expenses, including maintenance capital expenditures, property taxes and insurance. For certain infrastructure assets, we incur ground rent obligations, maintenance expenditures, property taxes and insurance, some of which may be reimbursed by our tenants. In addition, as of June 30, 2021, 80% of our tenant leases (92% of rental revenue for the three months ended June 30, 2021) have contractual fixed‑rate escalators or consumer price index (“CPI”)‑based rent escalators, and some of our tenant leases contain revenue‑sharing provisions in addition to the base monthly or annual rental payments. Occupancy rates under our tenant leases have historically been very high. We also believe we are well positioned to negotiate higher rents in advance of lease expirations as tenants request lease amendments to accommodate equipment upgrades or add tenants to increase co‑location.

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

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the three and six months ended June 30, 2021, T-Mobile represented approximately 11.3% and 11.4% of rental revenue, respectively.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) occupancy and rental revenue (2) operating and maintenance expenses; (3) FFO and AFFO; and (4) Adjusted EBITDA.

Occupancy and Rental Revenue

The amount of revenue we generate primarily depends on our occupancy rate. As of June 30, 2021, we had a 95% occupancy rate with 1,992 of our 2,097 available tenant sites leased. We believe the infrastructure assets at our tenant sites are essential to the ongoing operations and profitability of our tenants and will be a critical component for the rollout of future technologies such as 5G, IoT and autonomous vehicles. Combined with the challenges and costs of relocating the infrastructure, we believe that we will continue to enjoy high tenant retention and occupancy rates.

There has been consolidation in the wireless communication industry historically that has led to certain lease terminations. On April 1, 2020, T-Mobile and Sprint completed their merger. The Partnership does not expect the merger to have a material impact on rental revenue. For the three and six months ended June 30, 2021, T-Mobile represented approximately 11.3% and 11.4% of rental revenue, respectively. As a result of the T-Mobile and Sprint merger, we have received termination notices related to 15 T-Mobile and Sprint tenant sites. As of June 30, 2021, 6 tenant sites where we have received termination notices have been vacated with the remainder to be vacated prior to December 31, 2021. Additional consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in lease terminations for certain existing communication sites. Any additional termination of leases in our portfolio would result in lower rental revenue, may lead to impairment of our real property interests, or other adverse effects to our business.

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

Acquisitions and Developments

We have in the past and intend to continue to pursue acquisitions of real property interests and developments of infrastructure. Our significant historical acquisition activity impacts the period to period comparability of our results of operations. During the six months ended June 30, 2021 and for the year ended December 31, 2020, the Partnership acquired four and 15 tenant sites from third parties for a total consideration of $1.6 million and $144.2 million, respectively. In 2020, we acquired multiple data center properties with long-term triple net leases totaling $142.8 million. During the six months ended June 30, 2021, the Partnership deployed 123 DART kiosks for a total of $12.7 million. During the year ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million.

Sales

The Partnership’s sales of real property interests impacts the period to period comparability of our results of operations. During the six months ended June 30, 2021, the Partnership completed sales of its real property interests for total consideration of $0.1 million and recognized a gain of $0.1 million.

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

General and Administrative Expenses

Under the Partnership’s Fourth Amended and Restated Agreement of Limited Partnership of Landmark Infrastructure Partners LP dated April 2, 2018 (the “Amended Partnership Agreement”), we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended Omnibus Agreement with Landmark (“Omnibus Agreement”), which was amended on January 30, 2019, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. Under the Omnibus Agreement, we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. This cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeds $120 million and (ii) November 19, 2021. The full amount of our general and administrative expenses incurred will be reflected on our income statements, and to the extent such general and administrative expenses exceed the cap amount, the amount of such excess will be reflected in our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. Our Sponsor has informed us that it intends to let the cap expire on November 19, 2021 and will seek reimbursement for costs and expenses it incurs for services provided to the Partnership in accordance with the Amended Partnership Agreement.

Factors That May Influence Future Results of Operations

General and Administrative Expenses

The cap on general and administrative expense reimbursement under our Omnibus Agreement will expire on November 19, 2021. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our Amended Partnership Agreement. The expenses of other employees will be allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our general partner who provide services to us. We will also reimburse Landmark for any additional out‑of‑pocket costs and expenses incurred by Landmark and its affiliates in providing general and administrative services to us.

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

During 2017, the Partnership started developing an ecosystem of technologies that provides smart enabled infrastructure including stealth towers and digital outdoor advertising kiosks across North America. Stealth towers are self-contained, neutral-host towers designed for wireless carrier and other wireless operator collocation. The stealth towers are designed for macro, mini macro and small cell deployments and will support Internet of Things (“IoT”), carrier densification needs, private LTE networks and other wireless solutions.

During the fourth quarter of fiscal year 2018, the Partnership entered into an agreement with Dallas Area Rapid Transit (“DART”) to develop a smart media and communications platform which will include the deployment of content-rich kiosks and the Partnership’s smart enabled infrastructure ecosystem solution on strategic high-traffic DART locations.

During the six months ended June 30, 2021, the Partnership deployed 123 DART kiosks for a total of $12.7 million. During the year ended December 31, 2020, the Partnership deployed two stealth towers, 112 DART kiosks and placed in service other assets for a total of $16.2 million. As we deploy these infrastructure assets, we may incur additional operating expenses associated with ground lease payments and other operating expenses to maintain our infrastructure assets. Additionally, the Partnership may pursue further development opportunities in the future. The impact of COVID-19 has at times limited access to construction materials and delayed development projects and may continue to impact the pace of developments.

During the six months ended June 30, 2021, the Partnership acquired four tenant sites from third parties for a total consideration of $1.6 million.

Mergers

Significant consolidation among our tenants in the wireless communication industry (or our tenants’ sub‑lessees) may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ (or their sub‑lessees’) networks may be redundant. The loss of any one of our large customers as a result of joint ventures, mergers, acquisitions or other cooperative agreements may result in a material decrease in our revenue. On April 1, 2020, T-Mobile and Sprint completed their merger. For the three and six months ended June 30, 2021, T-Mobile represented approximately 11.3% and 11.4% of rental revenue, respectively.

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

LIBOR Phase Out

In July 2017, Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (the “ARRC”) which identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Partnership is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

Results of Operations

Our results of operations for all periods presented were affected by asset sales in 2020, and acquisitions made during the year ended December 31, 2020. As of June 30, 2021 and 2020, we had 2,097 and 1,922 available tenant sites with 1,992 and 1,814 leased tenant sites, respectively.

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

The following table summarizes the consolidated statements of operations of the Partnership for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Revenue
Rental revenue	$17,570	$13,844	$3,726
Expenses
Property operating	1,066	354	712
General and administrative	951	1,223	(272)
Acquisition-related	38	86	(48)
Depreciation and amortization	5,112	4,301	811
Impairments	27	102	(75)
Total expenses	7,194	6,066	1,128
Other income and expenses
Interest and other income	160	96	64
Interest expense	(4,882)	(4,393)	(489)
Unrealized gain (loss) on derivatives	193	(481)	674
Equity income from unconsolidated joint venture	(401)	687	(1,088)
Gain on sale of real property interests	110	—	110
Total other income and expenses	(4,820)	(4,091)	(729)
Income from continuing operations before income tax expense (benefit)	5,556	3,687	1,869
Income tax expense (benefit)	110	(90)	200
Income from continuing operations	5,446	3,777	1,669
Income from discontinued operations, net of tax	—	14,856	(14,856)
Net income	$5,446	$18,633	$(13,187)

Rental Revenue

Rental revenue increased $3.7 million during the three months ended June 30, 2021 primarily due to the full year of rental revenue in 2021 for assets acquired subsequent to June 30, 2020 and rent escalations. Revenue generated from our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments was $6.5 million, $4.9 million, $3.8 million and $2.3 million, or 37%, 28%, 22% and 13% of total rental revenue, respectively, during the three months ended June 30, 2021, compared to $6.3 million, $1.6 million, $3.8 million and $2.2 million or 46% , 11% , 27% and 16% of total rental revenue, respectively, during the three months ended June 30, 2020. The occupancy rates in our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were 93%, 100%, 97% and 100%, respectively, at June 30, 2021 compared to 92%, 100%, 97% and 100%, respectively, at June 30, 2020. Additionally, our effective monthly rental rates per tenant site for wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were $2,052, $116,346, $1,954 and $11,074 respectively, during the three months ended June 30, 2021 compared to $1,991, $85,776, $1,799 and $10,259, respectively, during the three months ended June 30, 2020.

Property Operating

Property operating expenses increased $0.7 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in property taxes and other operating expenses for tenant sites acquired subsequent to June 30, 2021 and operating expenses on development assets placed into service. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses decreased $0.3 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a decrease in legal and accounting related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeds $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the three months ended June 30, 2021 and 2020, Landmark reimbursed us $0.4 million and $0.9 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the three months ended June 30, 2021 and 2020, $0.1 million and less than $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Our Sponsor has informed us that it intends to let the cap expire on November 19, 2021 and will seek reimbursement for costs and expenses it incurs for services provided to the Partnership in accordance with the Amended Partnership Agreement.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of acquisitions and the deployment of stealth towers, DART kiosks and other assets placed in service subsequent to June 30, 2020.

Impairments

Impairments decreased $0.1 million during the three months ended June 30, 2021 compared to three months ended June 30, 2020, as a result of one lease termination in our outdoor advertising segment for less than $0.1 million during the three months ended June 20, 2021 compared to one lease termination and one expiring lease in our wireless and outdoor advertising segments for $0.1 million during the three months ended June 30, 2020.

Interest and Other Income

We expect the amount of interest income on receivables to decline as the principal balance of the receivables continues to decrease. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $0.5 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a higher average debt balance of approximately $423.3 million during the three months ended June 30, 2021 compared to an average debt balance of approximately $377.2 million during the three months ended June 30, 2020.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigate exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rate. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized gain recorded for the three months ended June 30, 2021 and for the three months ended June 30, 2020 reflect the change in fair value of these contracts during those periods.

Equity Income (Loss) from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture decreased $1.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations. The Partnership’s equity income (loss) from the unconsolidated JV for the three months ended June 30, 2021, includes its proportionate share of $0.7 million expenses related to eminent domain proceedings for certain assets.

Gain on Sale of Real Property Interests

During the three months ended June 30, 2021, the Partnership recognized a gain on sale of real property interests of $0.1 million related to the sale of real property interests to a third party.

Income Tax Expense (Benefit)

During the three months ended June 30, 2021, the Partnership recorded a net tax expense of $0.1 million as a result of an increase in net income related to our foreign operations. Certain foreign subsidiaries of the Partnership are subject to corporate income tax in the foreign jurisdictions where we own assets and generate taxable income. During the three months ended June 30, 2020, the Partnership recorded a net tax benefit of $0.1 million as a result of an increase to deferred tax assets related to a higher U.S. state effective tax rate.

Income from Discontinued Operations, Net of Tax

On June 17, 2020, the Partnership sold its European outdoor advertising portfolio for a purchase price of £95 million and recognized a total gain on sale of $15.5 million. The sale of the European outdoor advertising portfolio met the criteria as discontinued operations in June 2020. As a result, the operating results of the European outdoor advertising portfolio are presented as income from discontinued operations for the prior period on the consolidated statements of operations.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

The following table summarizes the consolidated statements of operations of the Partnership for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Revenue
Rental revenue	$34,854	$27,665	$7,189
Expenses
Property operating	1,778	863	915
General and administrative	2,432	2,711	(279)
Acquisition-related	126	91	35
Depreciation and amortization	9,792	7,903	1,889
Impairments	27	184	(157)
Total expenses	14,155	11,752	2,403
Other income and expenses
Interest and other income	229	271	(42)
Interest expense	(9,868)	(8,691)	(1,177)
Loss on early extinguishment of debt	—	(2,231)	2,231
Unrealized gain (loss) on derivatives	1,317	(6,684)	8,001
Equity income (loss) from unconsolidated joint venture	(1,090)	837	(1,927)
Gain on sale of real property interests	110	—	110
Total other income and expenses	(9,302)	(16,498)	7,196
Income (loss) from continuing operations before income tax benefit	11,397	(585)	11,982
Income tax expense (benefit)	—	(335)	335
Income (loss) from continuing operations	11,397	(250)	11,647
Income from discontinued operations, net of tax	—	17,511	(17,511)
Net income	$11,397	$17,261	$(5,864)

Rental Revenue

Rental revenue increased $7.2 million during the six months ended June 30, 2021 primarily due to the full year of rental revenue in 2021 for assets acquired subsequent to June 30, 2020 and rent escalations. Revenue generated from our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments was $13.2 million, $9.8 million, $7.6 million and $4.3 million, or 38%, 28%, 22% and 12% of total rental revenue, respectively, during the six months ended June 30, 2021, compared to $12.7 million, $3.1 million, $7.8 million and $4.1 million or 46%, 11%, 28% and 15% of total rental revenue, respectively, during the six months ended June 30, 2020. The occupancy rates in our wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were 93%, 100%, 97% and 100%, respectively, at June 30, 2021 compared to 92%, 100%, 97% and 100%, respectively, at June 30, 2020. Additionally, our effective monthly rental rates per tenant site for wireless communication, digital infrastructure, outdoor advertising and renewable power generation segments were $2,064, $115,748, $1,954 and $10,187 respectively, during the six months ended June 30, 2021 compared to $1,991, $85,750, $1,894 and $9,703, respectively, during the six months ended June 30, 2020.

Property Operating

Property operating expenses increased $0.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in property taxes and other operating expenses for tenant sites acquired subsequent to June 30, 2021 and operating expenses on development assets placed into service. Substantially all of our tenant sites are subject to triple net or effectively triple net lease arrangements, which require the tenant or the underlying property owner to pay all utilities, property taxes, insurance and repair and maintenance costs. As we deploy our smart enabled infrastructure solution and other projects, we may incur additional operating expenses associated with ground lease payments and other operating expenses.

General and Administrative

General and administrative expenses decreased $0.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a decrease in legal and accounting related expenses. Under our Amended Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Omnibus Agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of the Amended Partnership Agreement. On January 30, 2019, we amended the Omnibus Agreement and we agreed to reimburse Landmark for expenses related to certain general and administrative services that Landmark will provide to us in support of our business, subject to a quarterly cap equal to 3% of our revenue during the current calendar quarter. Under the amended Omnibus Agreement, this cap on expenses will last until the earlier to occur of: (i) the date on which our revenue for the immediately preceding four consecutive fiscal quarters exceeds $120 million and (ii) November 19, 2021. The full amount of general and administrative expenses incurred is reflected on our income statements and the amount in excess of the cap that is reimbursed is reflected on our financial statements as a capital contribution from Landmark rather than as a reduction of our general and administrative expenses, except for expenses that would otherwise be allocated to us, which are not included in the amount of general and administrative expenses. For the six months ended June 30, 2021 and 2020, Landmark reimbursed us $1.3 million and $1.9 million, respectively, for expenses related to certain general and administrative services expenses that exceeded the cap. During the six months ended June 30, 2021 and 2020, $0.2 million and $0.1 million, respectively, of management fees related to our unconsolidated joint venture that is not subject to the cap and is treated as a capital contribution from Sponsor. Our Sponsor has informed us that it intends to let the cap expire on November 19, 2021 and will seek reimbursement for costs and expenses it incurs for services provided to the Partnership in accordance with the Amended Partnership Agreement.

Acquisition‑Related

Acquisition-related expenses are third party fees and expenses related to acquiring an asset and include survey, title, legal and other items as well as legal and financial advisor expenses associated with business acquisitions or unsuccessful asset acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of acquisitions and the deployment of stealth towers, DART kiosks and other assets placed in service subsequent to June 30, 2020.

Impairments

Impairments decreased $0.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as a result of one lease termination in our outdoor advertising segment for less than $0.1 million during the six months ended June 20, 2021 compared to three lease terminations and one expiring lease in our wireless and outdoor advertising segments for $0.2 million for the six months ended June 30, 2020.

Interest and Other Income

We expect the amount of interest income on receivables to decline as the principal balance of the receivables continues to decrease. Interest income on receivables is generated from our wireless communication, outdoor advertising, and renewable power generation segments.

Interest Expense

Interest expense increased $1.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a higher average debt balance of approximately $501.9 million during the six months ended June 30, 2021 compared to an average debt balance of approximately $372.4 million during the six months ended June 30, 2020.

Loss on Early Extinguishment of Debt

In connection with the issuance of the 2019 Secured Notes, the Partnership repaid in full the 2016 Secured Notes by $108 million. The unamortized balance of the deferred loan costs totaling $1.2 million and a $1.0 million make-whole payments were recorded as a loss on extinguishment of debt during the six months ended June 30, 2020.

Unrealized Gain (Loss) on Derivative Financial Instruments

We mitigated exposure to fluctuations in interest rates on existing variable rate debt by entering into swap contracts that fixed the floating LIBOR rates. These interest rate swap agreements extend through and beyond the term of the Partnership’s existing credit facility. The swap contracts are adjusted to fair value at each period end. The unrealized gain recorded for the six months ended June 30, 2021 and for the six months ended June 30, 2020 reflect the change in fair value of these contracts during those periods. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale to terminate existing swaps including the GBP interest rate swap agreement for a total of approximately $7.6 million.

Equity Income (Loss) from Unconsolidated Joint Venture

Equity income from unconsolidated joint venture decreased $1.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Under the equity method, the investment is initially recorded at fair value and subsequently adjusted for additional distributions and the Partnership’s proportionate share of equity in the JV’s income or loss. The Partnership recognizes its proportionate share of the ongoing income or loss of the unconsolidated JV as equity income or loss from unconsolidated JV on the consolidated statements of operations. The Partnership’s equity income (loss) from the unconsolidated JV for the six months ended June 30, 2021, includes its proportionate share of impairment charges for $0.9 million and expenses related to eminent domain proceedings for certain assets of $0.7 million.

Gain on Sale of Real Property Interests

During the six months ended June 30, 2020, the Partnership recognized a gain on sale of real property interests of $0.1 million related to the sale of real property interests to a third party.

Income Tax Expense (Benefit)

During the six months ended June 30, 2021, the Partnership recorded zero income tax expense (benefit) as a result of an increase in net income related to our foreign operations offset by an increase to net deferred tax assets. During the six months ended June 30, 2020, the Partnership recorded a net tax benefit of $0.3 million as a result of an increase to deferred tax assets related to a higher U.S. state effective tax rate.

Income from Discontinued Operations, Net of Tax

On June 17, 2020, the Partnership sold its European outdoor advertising portfolio for a purchase price of £95 million and recognized a total gain on sale of $15.5 million. The sale of the European outdoor advertising portfolio met the criteria as discontinued operations in June 2020. As a result, the operating results of the European outdoor advertising portfolio are presented as income from discontinued operations for the prior period on the consolidated statements of operations.

Non‑GAAP Financial Measures

The following table sets forth a reconciliation of our historical EBITDA and Adjusted EBITDA for the periods presented to net cash provided by operating activities and net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$10,882	$10,633	$23,336	$20,096
Unit-based compensation	—	—	(120)	(120)
Unrealized gain (loss) on derivatives	193	(1,192)	1,317	(8,483)
Loss on early extinguishment of debt	—	—	—	(2,231)
Depreciation and amortization expense	(5,112)	(4,547)	(9,792)	(8,439)
Amortization of above- and below-market rents, net	239	245	470	481
Amortization of deferred loan costs	(537)	(523)	(1,060)	(1,020)
Amortization of discount on secured notes	(93)	(93)	(188)	(185)
Impairments	(27)	(102)	(27)	(184)
Gain on sale of real property interests	110	15,723	110	15,723
Adjustment for uncollectible accounts	—	(68)	—	(150)
Equity income (loss) from unconsolidated joint venture	(401)	687	(1,090)	837
Distributions of earnings from unconsolidated joint venture	—	(250)	(479)	(925)
Foreign currency transaction gain	—	(728)	—	2,635
Working capital changes	192	(1,152)	(1,080)	(774)
Net income	$5,446	$18,633	$11,397	$17,261
Interest expense	4,882	4,631	9,868	9,332
Depreciation and amortization expense	5,112	4,547	9,792	8,439
Income tax expense	110	160	—	103
EBITDA	$15,550	$27,971	$31,057	$35,135
Impairments	27	102	27	184
Acquisition-related	38	117	126	432
Unrealized (gain) loss on derivatives	(193)	1,192	(1,317)	8,483
Loss on early extinguishment of debt	—	—	—	2,231
Gain on sale of real property interests	(110)	(15,723)	(110)	(15,723)
Unit-based compensation	—	—	120	120
Straight line rent adjustments	(216)	208	(422)	377
Amortization of above- and below-market rents, net	(239)	(245)	(470)	(481)
Repayments of investments in receivables	139	101	251	243
Adjustments for investment in unconsolidated joint venture	2,120	996	4,404	2,490
Foreign currency transaction gain	—	728	—	(2,635)
Deemed capital contribution due to cap on general and administrative expense reimbursement	509	929	1,447	2,030
Adjusted EBITDA	$17,625	$16,376	$35,113	$32,886

The following table sets forth a reconciliation of FFO and AFFO for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,446	$18,633	$11,397	$17,261
Adjustments:
Depreciation and amortization expense	5,112	4,547	9,792	8,439
Impairments	27	102	27	184
Gain on sale of real property interests, net of income taxes	(110)	(15,723)	(110)	(15,723)
Adjustments for investment in unconsolidated joint venture	1,430	292	3,025	1,083
Distributions to preferred unitholders	(3,060)	(3,037)	(6,120)	(6,097)
Distributions to noncontrolling interests	(8)	(8)	(16)	(16)
FFO attributable to common unitholders	$8,837	$4,806	$17,995	$5,131
Adjustments:
General and administrative expense reimbursement	509	929	1,447	2,030
Acquisition-related expenses	38	117	126	432
Unrealized (gain) loss on derivatives	(193)	1,192	(1,317)	8,483
Straight line rent adjustments	(216)	208	(422)	377
Unit-based compensation	—	—	120	120
Amortization of deferred loan costs and discount on secured notes	630	616	1,248	1,205
Amortization of above- and below-market rents, net	(239)	(245)	(470)	(481)
Deferred income tax (expense) benefit	56	(9)	(91)	(308)
Loss on early extinguishment of debt	—	—	—	2,231
Repayments of receivables	139	101	251	243
Adjustments for investment in unconsolidated joint venture	44	39	80	77
Foreign currency transaction (gain) loss	—	728	—	(2,635)
AFFO attributable to common unitholders	$9,605	$8,482	$18,967	$16,905

FFO per common unit - diluted	$0.35	$0.19	$0.71	$0.20
AFFO per common unit - diluted	$0.38	$0.33	$0.74	$0.66
Weighted average common units outstanding - diluted	25,489	25,476	25,489	25,468

Liquidity and Capital Resources

Our short‑term liquidity requirements will consist primarily of funds to pay for operating expenses, acquisitions and developments and other expenditures directly associated with our assets, including:

•	interest expense on our revolving credit facility;
•	interest expense and principal payments on our secured notes;
•	general and administrative expenses, including potentially reimbursing general and administrative expenses of our Sponsor;
•	acquisitions of real property interests;
•	capital expenditures for infrastructure developments; and
•	distributions to our common and preferred unitholders.

We intend to satisfy our short‑term liquidity requirements primarily through cash flow from operating activities and through borrowings available under our revolving credit facility. As discussed earlier, our Sponsor has informed us that it intends to let the cap on reimbursement of general and administrative expenses expire on November 19, 2021. As a result, we anticipate that our borrowing capacity will decrease under the revolving credit facility. We may also satisfy our short-term liquidity requirements through the issuance of additional equity, asset dispositions, formation of joint ventures, amending our existing revolving credit facility to increase the available commitments or refinancing some of the outstanding borrowings under our existing credit facility through securitizations or other long-term debt arrangements. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. Access to capital markets impacts our cost of capital and ability to refinance indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well.

The Partnership has a universal shelf registration statement on file with the SEC, effective January 30, 2020, under which we have the ability to issue and sell common and preferred units representing limited partner interests in us and debt securities up to an aggregate amount of $750.0 million.

On July 23, 2021, the General Partner’s board of directors approved a quarterly distribution of $0.20 per common unit for the quarter ended June 30, 2021. The current quarter distribution equates to approximately $5.1 million per quarter, or $20.4 million per year in the aggregate, based on the number of common units outstanding as of August 3, 2021. As a result of the unprecedented economic conditions, we will focus on repaying borrowings under our revolving credit facility, preserving liquidity and capital for any potential impact to our business and positioning the Partnership to take advantage of any prospective market opportunities. We do not have a legal obligation to pay this distribution or any other distribution except to the extent we have available cash as defined in our Amended Partnership Agreement.

We intend to pay a quarterly Series A and Series B Preferred Unit distribution of 8.0% and 7.9%, respectively, which equates to approximately $2.2 million per quarter, or approximately $8.8 million per year in the aggregate based on the number of Series A and Series B Preferred Units outstanding as of July 1, 2021 and August 2, 2021, respectively. We intend to pay a quarterly Series C Preferred Units distribution of a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2021, there were 1,982,700 Series C Preferred Units outstanding. The Preferred Unit distributions are cumulative from the date of original issuance and will be payable quarterly in arrears.

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

The table below summarizes the quarterly distribution related to our financial results:

		Total Cash
	Distribution	Distribution
Quarter Ended	Per Unit	(in thousands)	Distribution Date
Common Units
June 30, 2020	$0.2000	$5,096	August 14, 2020
September 30, 2020	0.2000	5,096	November 13, 2020
December 31, 2020	0.2000	5,098	February 12, 2021
March 31, 2021	0.2000	5,098	May 14, 2021
June 30, 2021	0.2000	5,098	August 13, 2021
Series A Preferred Units
June 30, 2020	$0.5000	$873	July 15, 2020
September 30, 2020	0.5000	893	October 15, 2020
December 31, 2020	0.5000	894	January 15, 2021
March 31, 2021	0.5000	894	April 15, 2021
June 30, 2021	0.5000	894	July 15, 2021
Series B Preferred Units
June 30, 2020	$0.4938	$1,298	August 17, 2020
September 30, 2020	0.4938	1,298	November 16, 2020
December 31, 2020	0.4938	1,298	February 16, 2021
March 31, 2021	0.4938	1,298	May 17, 2021
June 30, 2021	0.4938	1,298	August 16, 2021
Series C Preferred Units
June 30, 2020	$0.4375	$867	August 17, 2020
September 30, 2020	0.4375	867	November 16, 2020
December 31, 2020	0.4375	867	February 16, 2021
March 31, 2021	0.4375	867	May 17, 2021
June 30, 2021	0.4375	867	August 16, 2021

As of June 30, 2021, we had $500.4 million of total outstanding indebtedness. As of July 29, 2021, the Partnership had $223.2 million of outstanding borrowings on our revolving credit facility, and we had $226.8 million of undrawn borrowing capacity (including standby letter of credit arrangement of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

Our long‑term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and scheduled debt maturities. We intend to satisfy our long‑term liquidity needs through cash flow from operations, joint ventures, and through the issuance of additional equity and debt.

Cash Flows

The following table summarizes the historical cash flow of the Partnership for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$23,336	$20,096
Net cash provided by (used in) investing activities	(13,469)	112,964
Net cash used in financing activities	(8,632)	(136,012)

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June, 2020

Net cash provided by operating activities. Net cash provided by operating activities increased $3.2 million to $23.3 million for the six months ended June 30, 2021 compared to $20.1 million for the six months ended June 30, 2020. The increase is primarily attributable to additional revenues related to acquisitions subsequent to June 30, 2020.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $13.5 million for the six months ended June 30, 2021 compared to net cash provided by investing activities of $113.0 million for the six months ended June 30, 2020. The change in net cash provided by (used in) investing activities was primarily due to a $6.2 million increase of cash used for acquisitions and development activities and $120.4 million of cash provided by the proceeds from the sale of real property interests during the six months ended June 30, 2020.

Net cash used in financing activities. Net cash used in financing activities was $8.6 million for the six months ended June 30, 2021 compared to net cash used in financing activities of $136.0 million for the six months ended June 30, 2020. The change in net cash used in financing activities was primarily attributable to the net decrease of $118.0 million in proceeds from the net borrowings from the revolving credit facility and secured notes and the net decrease of $4.3 million in proceeds from equity offerings, partially offset by a decrease in cash used for distributions of $4.3 million, $1.9 million for deferred loan costs, and $7.6 million for payments on the settlement of derivatives.

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

Loans under the revolving credit facility bear interest at a rate equal to LIBOR, plus a spread ranging from 1.75% to 2.25% (determined based on leverage levels). As of June 30, 2021, the applicable spread was 2.25%.

Additionally, under the revolving credit facility we will be subject to an annual commitment fee (determined based on leverage levels) associated with the available undrawn capacity subject to certain restrictions. As of June 30, 2021, the applicable annual commitment rate used was 0.20%.

As of June 30, 2021, we had $223.2 million of total outstanding indebtedness under our revolving credit facility with $226.8 million available under the revolving credit facility (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants. As of June 30, 2021, the Partnership was in compliance with all financial covenants required under the revolving credit facility. As of July 29, 2021, the Partnership had $223.2 million of outstanding borrowings on our revolving credit facility, and we had $226.8 million of undrawn borrowing capacity (including standby letter of credit arrangements of $5.8 million), subject to compliance with certain covenants, under our revolving credit facility.

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

Under the terms of the applicable indenture, amounts due under the Secured Notes, as applicable, will be paid solely from the cash flows generated from the operation of the Secured Tenant Site Assets, as applicable, which must be deposited into reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable indenture. On a monthly basis, after payment of all required amounts under the applicable indenture, subject to the conditions described in Note 9, Debt, the excess cash flows generated from the operation of such assets are released to the Partnership. As of June 30, 2021, $3.0 million was held in such reserve accounts which are classified as restricted cash on the accompanying consolidated balance sheets.

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

Each indenture includes covenants customary for notes issued in rated securitizations. Among other things, the related obligors are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets (as defined in the applicable agreement) and the organizational documents of the related obligors were amended to contain certain provisions consistent with rating agency securitization criteria for special purposes entities, including that the applicable issuer and guarantor maintain independent directors. As of June 30, 2021, the applicable obligors were in compliance with all financial covenants under the Secured Notes.

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

ATM Programs

On February 28, 2020, the Partnership replaced the 2019 Common Unit ATM Program and established a new Common Unit at-the-market offering program (the “2020 Common Unit ATM Program”) pursuant to which we may sell, from time to time, Common Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the 2019 Series A ATM Program and established a new Series A Preferred Unit at-the-market offering program (the “2020 Series A ATM Program”) pursuant to which we may sell, from time to time, Series A Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. On February 28, 2020, the Partnership replaced the 2017 Series B ATM Program and established a new Series B Preferred Unit at-the-market offering program (the “2020 Series B ATM Program” and together with 2020 Common Unit ATM Program and the 2020 Series A ATM Program, the “2020 ATM Programs”) pursuant to which we may sell, from time to time, Series B Preferred Units having an aggregate offering price of up to $50.0 million pursuant to our previously filed and effective registration statement on Form S-3. We intend to use the net proceeds from any sales pursuant to the 2020 ATM Programs for general partnership purposes, which may include, among other things, the repayment of indebtedness and to potentially fund future acquisitions.

There were no Common Units or Preferred Units issued under the 2020 ATM Programs during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Partnership issued a total of 109,724 Common Units, 23,287 Series A Preferred Units and 84,139 Series B Preferred Units under the 2019 ATM Programs generating total proceeds of approximately $4.5 million before issuance costs.

Off Balance Sheet Arrangements

In connection with the issuance of the 4.38% Senior Secured Notes, the Partnership has a standby letter of credit arrangement totaling $2.4 million. In connection with the issuance of the 2019 Secured Notes, the Partnership has a standby letter of credit arrangement totaling $3.4 million. As of June 30, 2021, there were no amounts drawn on the standby letters of credit.

As of June 30, 2021, the Partnership does not have any other off balance sheet arrangements.

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

Interest Rate Risk

We are exposed to risks arising from rising interest rates. As of June 30, 2021, our revolving credit facility had an outstanding balance of $223.2 million. As of June 30, 2021, we have hedged $150 million of the LIBOR rate on our revolving credit facility through interest rate swap agreements. Additional borrowings under our revolving credit facility will have variable LIBOR‑based rates and will fluctuate based on the underlying LIBOR rate. On November 15, 2018, the Partnership completed its Third Amended and Restated Credit Facility that allows for borrowings in GBP LIBOR, subject to certain limitations. In connection with the sale of the European outdoor advertising portfolio, the Partnership used proceeds from the sale and available cash to repay borrowings totaling $115 million on the revolving credit facility, including the £40.5 million of GBP denominated borrowings, and terminate USD interest rate swaps with a notional value of $145 million and a GBP denominated interest rate swap agreement with a notional value of £38 million for approximately $7.6 million.

The distributions on the Series C Preferred Units are based on a rate equal to the greater of (i) 7.00% per annum, and (ii) the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 4.698% per annum, based on the $25.00 liquidation preference per Series C Preferred Unit. As of June 30, 2021, there were 1,982,700 Series C Preferred Units outstanding.

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

In July 2017, the FCA, which regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Partnership is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. Our revolving credit facility contains fallback language generally consistent with the ARRC’s amendment approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate. We continue to monitor developments by the ARRC and the potential impact of LIBOR changes on our business.

Foreign Currency Risk

As we expand to international markets, we are exposed to market risk from changes in foreign currency exchange rates. Approximately 5% of rental revenue from continuing operations was denominated in foreign currencies for the three and six months ended June 30, 2021, respectively, and 2% for the three and six months ended June 30, 2020, respectively. In the future, we may utilize derivative instruments, or borrow in local currencies, to manage the risk of fluctuations in foreign currency rates.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on August 4, 2021.

Landmark Infrastructure Partners LP

By:	Landmark Infrastructure Partners GP LLC, its General Partner

By:	/s/ George P. Doyle
Name:	George P. Doyle
Title:	Chief Financial Officer and Treasurer